Form 10QSB
period 1996-03-31
STOCKER & YALE INC
filed 1996-05-15
CIK 94538

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
_______________________________________________________________________________

                                   FORM 10-QSB
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                        Commission file number: 0 - 5460
              ____________________________________________________

                              STOCKER & YALE, INC.
                 (Name of small business issuer in its charter)

            Massachusetts                            04-2114473
(State or other jurisdiction of          (I.R.S. employer identification no.)
incorporation or organization)

                                32 Hampshire Road
                           Salem, New Hampshire 03079
               (Address of principal executive offices) (Zip Code)

                                 (603) 893-8778
                           (Issuer's telephone number)
              _____________________________________________________



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_ Yes ___ No

As of May 1, 1996 there were 1,712,914.6 shares of the issuer's common stock outstanding.

Transitional Small  Business Disclosure Format (check one): Yes_____No _X_

                           PART I FINANCIAL STATEMENTS
                      Item 1.1 CONSOLIDATED BALANCE SHEETS
                              STOCKER & YALE, INC.
ASSETS                                            March      December
                                                31, 1996        31,1995

                                                (unaudited)     (audited)
CURRENT ASSETS
     Cash                                          13,269          22,033
     Accounts Receivable                        2,203,730       1,897,943
     Prepaid Taxes                                323,963         323,963
     Inventory                                  3,939,452       3,836,653
     Prepaid Expenses                             130,111         159,013
               Total Current                    6,610,525       6,239,605
PROPERTY, PLANT & EQUIPMENT, NET                3,282,514       3,365,949
NOTE RECEIVABLE                                 1,000,000       1,000,000
GOODWILL, NET                                   8,933,117       9,005,729
DEBT ISSUANCE COSTS, NET                          137,475         169,687
                                               19,963,631      19,780,970

LIABILITIES AND STOCKHOLDER'S  EQUITY
CURRENT LIABILITIES
     Current portion of long-term debt            296,479         266,358
     Mortgage note payable                      1,500,000       1,500,000
     Subordinated notes payable                 1,000,000       1,000,000
     Accounts payable                           2,009,755       1,527,468
     Short-term lease obligation                   45,224          58,560
     Accrued expenses
          Income taxes                             72,503          265,918
          Other                                   501,373         475,136
               Total Current Liabilities        5,425,334       5,093,440
LONG TERM DEBT                                  4,098,223       4,163,273
OTHER LONG TERM LIABILITIES                       684,479         684,479
DEFERRED INCOME TAXES                           1,215,280       1,285,280
                                               11,156,472      11,423,316
STOCKHOLDER'S EQUITY
Common stock, .001 par value
Authorized -2,400,000
Issued and Outstanding -1,712,914                   1,713           1,713
Paid in capital                                 6,845,685       6,845,685
Retained Earnings                               1,692,917       1,777,100
       Total Stockholder's Equity               8,540,315       8,624,498
                                               19,780,970      19,963,631

                           PART I FINANCIAL STATEMENTS
                 Item 1.2 CONSOLIDATED STATEMENTS OF OPERATIONS
                              STOCKER & YALE, INC.

                                                      March 31,        March 31,
                                                        1996             1995
                                                    (unaudited)      (unaudited)
NET SALES                                             3,101,126        3,288,818

COST OF SALES                                         1,945,159        2,025,899

     Gross  profit                                    1,064,967        1,262,919

SELLING EXPENSES                                        421,371          444,101
GENERAL AND ADMINISTRATIVE EXPENSES                     511,005          477,147
RESEARCH & DEVELOPMENT EXPENSES                          71,405           74,716

     Operating income                                    61,186          266,955

INTEREST EXPENSE                                        152,169          154,423

     Income (loss) before income tax
     provision                                          (90,983)         112,532

INCOME TAX PROVISION (BENEFIT)                           (6,800)          72,200

     Net income (loss)                                  (84,183)          40,332

EARNINGS (LOSS) PER SHARE                                 (0.05)            0.03

WEIGHTED AVERAGE COMMON SHARES                        1,712,914        1,567,645
    AND EQUIVALENTS

                           PART I FINANCIAL STATEMENTS
                 Item 1.3 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              STOCKER & YALE, INC.
                                                          Three months ended
                                                         March 31,     March 31,
                                                           1996         1995
                                                        (unaudited)  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                           (84,183)       40,332
     Adjustments to reconcile net income to net cash
       provided by operating activities                      --
         Depreciation and amortization                    250,685       276,304
     Other changes in assets and liabilities -
          Accounts receivable, net                       (305,787)      (11,705)
          Inventories                                    (102,799)     (281,145)
          Prepaid expenses                                 28,902        (1,876)
          Accounts payable                                482,287       228,607
          Accrued expenses                                 26,237       (52,269)
          Accrued and refundable taxes                   (193,415)      (61,104)
             Net cash provided by
             operating activities                         101,927       137,144

CASH FLOWS FROM  INVESTING ACTIVITIES
     Purchases of property, plant and equipment           (62,427)      (47,115)
       Net cash used for
       investing activities                               (62,427)      (47,115)

CASH FLOWS FROM FINANCING ACTIVITIES
     Sales of common stock                                      0       194,000
     Proceeds from Short Term Note                              0       200,000
     Proceeds from Term Loan                                    0     2,767,000
     Proceeds from Line of Credit                               0     2,766,357
     Proceeds from Subordinated Notes payable                   0     1,000,000
     Payments of bank debt                                (29,520)   (6,771,061)
     Payments on capital lease                            (18,744)      (11,554)
     Deferred financing cost                                    0      (154,244)
        Net cash used for
        financing activities                              (48,264)       (9,502)

NET INCREASE (DECREASE) IN CASH                            (8,764)       80,527

CASH, BEGINNING OF PERIOD                                  22,033         8,344

CASH, END OF PERIOD                                        13,269        88,871

                          PART I. FINANCIAL STATEMENTS

Item 1.4    Notes to Financial Statements

The interim consolidated financial statements presented have been prepared by Stocker & Yale, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months periods ended March 31, 1996 and March 31, 1995, (b) the financial position at March 31, 1996, and (c) the cash flows for the three month periods ended March 31, 1996 and March 31, 1995. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 1995, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and
notes of the Company.   The consolidated financial statements and notes
included herein should be read in conjunction with the financial statements and notes included in the Company's Form 10-SB Registration Statement.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND OPERATING RESULTS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements.

Results of Operations

The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1995.

Fiscal Quarters Ended March 31, 1996 and 1995

Revenues declined $278,692 from $3,288,818 in the quarter ended March 31, 1995 to $3,010,126 in the quarter ended March 31, 1996. The decline was due primarily to reduced sales of the Company's electronic ballasts, which declined $271,510 from $409,152 in the quarter ended March 31, 1995 to $137,642 in the equivalent period in the current year. First quarter 1995 ballast sales were extraordinarily high, representing 40% of the Company's total 1995 annual ballast sales of $1,026,896, and resulted from increased demand for the Company's ballasts due to a temporary lack of supply from other ballast manufacturers. During the first quarter of 1996, the Company also experienced slower than expected sales from its printer and recorder lines due to inventory overstock positions with major customers and, although lighting product unit sales volume was higher than projected, a planned price increase was delayed in implementation until the second quarter, resulting in lower than planned revenues and gross profit.

Gross Profit declined from $1,262,919 in the first quarter of 1995 to $1,064,967 in the first quarter of 1996, primarily due to reduced cost absorption associated with lower revenues. Operating costs increased less than 1%, from $995,964 to $1,003,786, and interest expense decreased from $154,423 to $152,169 in the comparable periods.

The Company provided an effective tax benefit of 7% for the three months ended March 31, 1996 compared with an effective tax provision of 64% for the three months ended March 31, 1995. The change in the effective tax rates is primarily due to non-deductible amortization.


Liquidity and Capital Resources

The Company finances its operations primarily through third party credit facilities and cash from operations. Net cash provided by operations was $101,927 for the quarter ended March 31, 1996 and $137,144 for the quarter ended March 31, 1995.

The Company's primary third party financing relationship is with Fleet National Bank of Massachusetts, N.A. (the "Bank"). The Initial Credit Agreement between the Company and the Bank, dated March 6, 1995, provided for a Short Term Loan due August 1, 1995 , a Revolving Line of Credit Loan (the "Revolving Loan") due March 31, 1998, and a Long Term Loan due March 1, 2001. At March 31, 1995, the total amount borrowed under the Credit Agreement was $5,641,452. At March 31, 1996, there was a total of $4,181,762 borrowed under the agreement. The Short Term Loan was paid as agreed in August, 1995. The Revolving Loan and the Long Term Loan bear interest at the Bank's base rate plus 1/2%. At March 31, 1996 the Company had $254,731 additional available for borrowing under Revolving Loan as compared to $211,630 additional available at March 31, 1995.

Under the terms of the Credit Agreement, the Company is required to comply with a number of financial covenants including minimum equity, debt service
coverage ratios, debt to equity ratios and  minimum net income tests.   The
Company has informed the Bank that as of March 31, 1996, the Company was not in compliance with the covenants for minimum net income and minimum equity, due primarily to lower than expected revenues in the quarter, as discussed in "Results of Operations." The Company and the Bank have engaged in discussions regarding the waiver of such non-compliance. The Company believes that it will be able to resolve this matter with the Bank in a prompt and mutually satisfactory manner and that the ultimate outcome of this matter will not have a materially adverse effect on the results of operations or the financial position of the Company.

Company expenditures for capital equipment were $62,427 in the first quarter of 1996 as compared to $47,115 in the same period of 1995.

The Subordinated Notes Payable of $1,000,000, which matured on May 6, 1996, were refinanced by a new issue of Subordinated Notes totaling $1,350,000. The new notes mature on May 1, 2001, bear interest at 7.25% and are convertible into shares of the Company's common stock at a price of $7.375 per share. Additional proceeds will be used for general corporate purposes.

The Mortgage Note Payable of $1,500,000 will mature on September 1, 1996.
The Company intends to refinance this note with a conventional mortgage prior to the maturity date. The Company's ability to refinance such Mortgage Note Payable may be affected by various factors including, without limitation, (i) the Company's results of operations and (ii) general economic conditions. There can bee no assurance that the Company will be able to refinance the Mortgage Note Payable or that any such refinancing will be on terms substantially similar to, or as favorable as, the terms of the Mortgage Note.

The Company believes that its available financial resources are adequate to meet its foreseeable working capital, debt service and capital expenditure requirements.

                                PART  II
                  ITEM 5. OTHER INFORMATION

On May 7, 1996 the Company announced that it has requested the de-listing of its Common Stock from the Vancouver Stock Exchange, effective with the close of business on May 10, 1996. The Company will maintain the listing of its Common Stock on the Nasdaq SmallCap Stock Market.


            ITEM 6. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) The following is a complete list of Exhibits filed as part of this Form 10-QSB :

Exhibit
Number      Description

4.1   *     Subordinated Note Purchase Agreement and Form of Note

10.1  *     1996 Profit Sharing Plan
27.1  **    Financial Data Schedule
_______
*     filed herewith
**    filed electronically only

(b)   There were no reports filed on Form 8-K

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

    Stocker & Yale, Inc.
___________________________

    May 15, 1996                           /s/James Bickman
___________________________               __________________________
                                          James Bickman,  President

    May 15, 1996                           /s/ Susan Hojer Sundell
___________________________               __________________________

                                          Susan Hojer Sundell,
                                          Vice President-Finance and Treasurer