Form 10QSB
period 1996-06-30
STOCKER & YALE INC
filed 1996-08-14
CIK 94538

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
 ------------------------------------------------------------------------------

                                   FORM 10-QSB
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                        Commission file number: 0 - 5460
              ----------------------------------------------------

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

                                 (603) 893-8778
                           (Issuer's telephone number)
              -----------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of August 1, 1996 there were 1,712,914.6 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes_____No X
                                                                      --

                           PART I FINANCIAL STATEMENTS
                      STOCKER & YALE, INC. AND SUBSIDIARIES
                      Item 1.1 CONSOLIDATED BALANCE SHEETS

                                               June 30, 1996                   December 31,1995
                                                (unaudited)                        (audited)
     ASSETS
CURRENT ASSETS
Cash                                           $    26,071                      $    22,033
Accounts Receivable                              1,693,214                        1,897,943
Prepaid Taxes                                      323,963                          323,963
Inventory                                        3,999,111                        3,836,653
Prepaid Expenses                                   114,886                          159,013
     Total Current Assets                        6,157,245                        6,239,605
PROPERTY, PLANT & EQUIPMENT, NET                 3,184,221                        3,365,949
NOTE RECEIVABLE                                  1,000,000                        1,000,000
GOODWILL, NET                                    8,860,506                        9,005,729
DEBT ISSUANCE COSTS, NET                           158,926                          169,687
                                                19,360,898                       19,780,970

     LIABILITIES AND STOCKHOLDER'S  EQUITY
CURRENT LIABILITIES
Current portion of long-term debt              $   311,876                      $   266,358
Mortgage note payable                            1,500,000                        1,500,000
Subordinated notes payable                               0                        1,000,000
Accounts payable                                 1,752,808                        1,527,468
Short-term lease obligation                         31,401                           58,560
Accrued expenses
   Income taxes                                     81,730                          265,918
   Other                                           426,326                          475,136
     Total Current Liabilities                   4,104,141                        5,093,440

LONG TERM LEASE OBLIGATION                          72,094                           82,909

LONG TERM DEBT
Subordinated Convertible Notes                 $ 1,350,000                      $         0
Senior Bank Debt                                 3,589,130                        4,080,364
    Total Long Term Debt                         4,939,130                        4,080,364

OTHER LONG TERM LIABILITIES                        684,479                          684,479
DEFERRED INCOME TAXES                            1,135,280                        1,215,280
                                                10,935,124                        1,156,472
STOCKHOLDER'S EQUITY
Common stock, .001 par value
Authorized -2,400,000
Issued and Outstanding -1,712,914              $     1,713                      $     1,713
Paid in capital                                  6,845,685                        6,845,685
Retained Earnings                                1,578,376                        1,777,100
       Total Stockholder's Equity                8,425,774                        8,624,498
                                                19,360,898                       19,780,970

                           PART I FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 Item 1.2 STOCKER & YALE, INC. AND SUBSIDIARIES


                                                  (unaudited)
                                              Three Months Ended                        Six Months Ended
                                        June 30, 1996      June 30, 1995           June 30, 1996    June 30, 1995
NET SALES                                $2,566,098         $3,158,634              $5,576,224       $6,447,452

COST OF SALES                             1,634,293          1,984,952               3,579,452        4,010,851

     Gross  profit                          931,805          1,173,682               1,996,772        2,436,601

SELLING EXPENSES                            409,756            417,977                 831,127          862,078
GENERAL AND
   ADMINISTRATIVE EXPENSES                  444,562            502,429                 955,567          979,576
RESEARCH AND
    DEVELOPMENT EXPENSES                     73,357             77,387                 144,762          152,103

     Operating income                         4,130            175,889                  65,316          442,844

INTEREST EXPENSE                            147,971            179,865                 300,140          334,288

     Income (loss)
         before income tax provision       (143,841)            (3,976)               (234,824)         108,556

INCOME TAX
PROVISION (BENEFIT)                         (29,300)             6,600                 (36,100)         102,250

     Net income (loss)                   $ (114,541)        $  (10,576)             $ (198,724)      $    6,306



EARNINGS (LOSS) PER SHARE                $    (0.07)        $    (0.01)             $    (0.12)      $     0.00

WEIGHTED AVERAGE COMMON
SHARES AND EQUIVALENTS                    1,712,914          1,570,025               1,712,914        1,581,316


                           PART I FINANCIAL STATEMENTS
                      STOCKER & YALE, INC. AND SUBSIDIARIES
                 Item 1.3 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Six months ended
                                                                   June 30, 1996       June 30, 1995
                                                                    (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $  (198,724)       $     6,306
  Adjustments to reconcile net income to net cash
   provided by operating activities  -
    Depreciation and amortization                                     486,784            556,434
    Deferred income taxes and other                                   (80,000)           (82,377)
  Other changes in assets and liabilities -
     Accounts receivable, net                                         204,729           (131,076)
        Inventories                                                  (162,458)          (791,485)
        Prepaid expenses                                               44,127             58,649
        Accounts payable                                              225,340            567,051
        Accrued expenses                                              (48,810)          (140,692)
        Accrued and refundable taxes                                 (184,188)           (36,544)
Net cash provided by operating activities                             286,800              6,266
CASH FLOWS FROM  INVESTING ACTIVITIES
  Purchases of property, plant and equipment                         (110,073)           (73,618)
        Net cash used for investing activities                       (110,073)           (73,618)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of common stock                                                     0            776,500
  Repayment of Subordinated Note/ Bank Debt                        (1,000,000)        (6,605,827)
        Proceeds from Short Term Note                                       0            200,000
        Proceeds from Term Loan                                             0          2,767,000
        Proceeds from Line of Credit                                        0          2,766,357
        Proceeds from Subordinated Notes payable                    1,350,000          1,000,000
        Repayment of bank debt                                       (445,715)          (553,917)
        Payments on capital lease                                     (37,974)           (23,530)
        Deferred financing cost                                       (39,000)          (246,744)
          Net cash provided by (used for )financing activities       (172,689)            79,839

   NET INCREASE  IN CASH                                                4,038             12,487

   CASH, BEGINNING OF PERIOD                                           22,033              8,344

   CASH, END OF PERIOD                                            $    26,071        $    20,831


                          PART I. FINANCIAL STATEMENTS

Item 1.4    Notes to Financial Statements

1 .  General

The interim consolidated financial statements presented have been prepared by Stocker & Yale, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three month and six month periods ended June 30, 1996 and June 30, 1995, (b) the financial position at June 30, 1996, and (c) the cash flows for the six month periods ended June 30, 1996 and June 30, 1995. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 1995, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual report on Form 10-KSB.

2.  Debt

The 13.5% Subordinated Notes Payable of $1,000,000, which matured on May 6, 1996, were refinanced by a new issue of Subordinated Notes totaling $1,350,000. The new notes mature on May 1, 2001, bear interest at 7.25% and are convertible into shares of the Company's common stock at a price of $7.375 per share.

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

Three-month periods ended June 30, 1996 and 1995

Revenues declined $592,536 from $3,158,634 in the quarter ended June 30, 1995 to $2,566,098 in the quarter ended June 30, 1996. The decline was due primarily to reduced sales of the Company's printer and recorder products, which declined $295,299 from $638,863 in the quarter ended June 30, 1995 to $343,564 in the equivalent period in the current year, as the Company's OEM customers are experiencing economy-related slowed volumes and inventory overstocks. Sales to the U. S. government declined $175,498 to $80,250 in the second quarter of 1996 from $255,748 in the second quarter of 1995 during which the Company recorded $244,928 in revenues against a government contract for borescopes. Revenues increased 25% in the Company's industrial task lighting products from $457,634 in the second quarter of 1995 to $576,002 in the second quarter of 1996, largely as a result of increased selling efforts in this market.

Gross Profit declined from $1,173,682 in the second quarter of 1995 to $931,805 in the second quarter of 1996, primarily due to reduced cost absorption associated with lower revenues. Operating costs decreased from $997,793 in the second quarter of 1995 to $927,675 in the second quarter of 1996, and interest expense decreased from $179,685 to $147,971 in such periods, respectively.

Six month periods ended June 30, 1996 and 1995

Revenues declined $871,228 from $6,447,452 in the quarter ended June 30, 1995 to $5,576,224 in the quarter ended June 30, 1996. Approximately 65% of the sales drop was experienced in the Company's printer and recorder business, which declined $569,283 from $1,295,392 in the six months ended June 30, 1995 to $726,109 in the equivalent period in the current year, largely due to the Company's OEM customers experiencing economy-related lower volumes and inventory overstocks in 1996 and to the fact that1995 sales benefited from final deliveries against a large order from a single customer. The remainder of the revenue decline is largely attributable to reduced sales of the Company's electronic ballasts which declined $404,637 to $260,073 in the first six months of 1996 from $664,710 in the first six months of 1995. Reduced sales in this product line resulted from the Company's deliberate withdrawal from this market, which has become increasingly commodity price-driven, to focus on sales of higher margin products. Primarily as a result of this redirection, sales of industrial task lighting products increased 22% from $1,000,464 in the six months ended June 30, 1995 to $1,221,068 in the six months ended June 30, 1996.

Gross Profit declined from $2,436,601 in the first half of 1995 to $1,996,772 in the first half of 1996, primarily due to reduced cost absorption associated with lower revenues. Operating costs decreased from $1,993,757 to $1,931,456, and interest expense decreased from $334,288 to $300,140 in such periods, respectively. The difference between the effective tax rates is primarily due to non-deductible amortization.

Liquidity and Capital Resources

The Company finances its operations primarily through third party credit facilities and cash from operations. Net cash provided by operations was $286,800 for the six months ended June 30, 1996 and $6,266 for the six months ended June 30, 1995.

The Company's primary third party financing relationship is with Fleet National Bank (the "Bank"). The initial Credit Agreement between the Company and the Bank, dated March 6, 1995, provided for a Short Term Loan due August 1, 1995, a Revolving Line of Credit Loan (the "Revolving Loan") due March 31, 1998, and a Long Term Loan due March 1, 2001. The Short Term Loan was paid as agreed in August, 1995. The Revolving Loan and the Long Term Loan bear interest at the Bank's base rate plus 1/2%. At June 30, 1996, there was a total of $3,750,170 borrowed under the agreement.

Under the terms of the Credit Agreement, the Company is required to comply with a number of financial covenants including minimum equity, debt service coverage ratios, debt to equity ratios and minimum net income tests. At March 31, 1996, the Company was not in compliance with the minimum net income and minimum equity covenants, and at June 30, 1996, the Company was not in compliance with the minimum net income covenant. Noncompliance resulted from the operating losses associated with lower than anticipated revenues. On May 24, 1996, the Bank granted waivers of the minimum net income and minimum equity covenants as of March 31, 1996 for the period then ended, and on July 31, 1996, the Bank granted a waiver of the net income covenant as of June 30, 1996 for the period then ended. On August 13, 1996, the Credit Agreement was amended to establish new minimum equity and maximum net loss covenants for the remaining two quarters of 1996 and to set quarterly frequency and limits on the debt service coverage ratio covenant through maturity.

Company expenditures for capital equipment were $110,073 in the first six months of 1996 as compared to $73,618 in the same period of 1995.

The 13.5% Subordinated Notes Payable of $1,000,000, which matured on May 6, 1996, were refinanced by a new issue of Subordinated Notes totaling $1,350,000. The new notes mature on May 1, 2001, bear interest at 7.25% and are convertible into shares of the Company's common stock at a price of $7.375 per share. Additional proceeds will be used for general corporate purposes.

The Mortgage Note Payable of $1,500,000 will mature on September 1, 1996. On August 8, 1996, the Company received from a local bank a letter of commitment to refinance the total $1,500,000 at a rate of 1% over the Prime Rate, subject to certain terms and conditions. Although there can be no assurance that these conditions will be satisfied, the Company believes that it will be able to refinance the mortgage prior to the maturity date.

The Company believes that its available financial resources are adequate to meet its foreseeable working capital, debt service and capital expenditure requirements.

                                     PART II
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Stocker & Yale, Inc. was held on Tuesday, May 7, 1996, for the purpose of ( i ) electing the directors of the Company to serve until the next Annual Meeting of Stockholders; ( ii ) considering and approving the 1996 Stock Option and Incentive Plan; ( iii) approving stock options which have been or may be granted to officers and directors under the 1994 Stock Option Plan and the 1996 Stock Option and Incentive Plan; and (iv) appointing Arthur Andersen LLP as the Company's independent public accountants. The following table describes the results of the shareholder votes.


                                            Votes in Favor     Votes Withheld
                                            --------------     --------------
Election of the following directors
to serve until the next Annual General
Meeting:
    Mark W. Blodgett                           955,293
    James Bickman                              955,293
    Alex W. Blodgett                           955,293
    Clifford L. Abbey                          955,293
    Robert G. Atkinson                         918,312             36,981
    Hubert R. Marleau                          955,293
    John M. Nelson                             955,293


                                            Votes in Favor      Votes Against     Votes Abstaining
                                            --------------      -------------     ----------------
Considerations and Adoption of the
1996 Stock Option and Incentive Plan           955,263              30

Approval of stock options which have
been or may be granted to officers and
directors under the 1994 Stock Option
Plan or the 1996 Stock Option and
Incentive Plan                                 955,263              30

Appointment of Arthur Andersen LLP             955,293



                            ITEM 5. OTHER INFORMATION

Effective at the close of business on May 10, 1996, the Company delisted its Common Stock from the Vancouver Stock Exchange. The Company maintains the listing of its Common Stock on the Nasdaq SmallCap Stock Market.


                 ITEM 6. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) The following is a complete list of Exhibits filed as part of this Form 10-QSB :

Exhibit
Number        Description

10.1  *       Waiver of certain provisions of the Credit Agreement, dated
              May 24, 1996, for the period ended March 31, 1996.

10.2  *       Waiver of certain provisions of the Credit Agreement, dated
              July 31, 1996, for the period ended June 30, 1996.

10.3  *       Amendment No. 4 to the Credit Agreement, dated August 13, 1996, for the fiscal year ending December 31, 1996.

27.1  **      Financial Data Schedule

- -------------
*   filed herewith
**  filed electronically only


(b)  There were no reports filed on Form 8-K


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Stocker & Yale, Inc.
- --------------------


August 13, 1996                             /s/Mark W. Blodgett
- --------------------                        ----------------------------------
                                            Mark W. Blodgett, Chairman and
                                            Chief  Executive Officer

August 13, 1996                             /s/ Susan A.H. Sundell
- --------------------                        ----------------------------------
                                            Susan A.H. Sundell, Senior Vice
                                            President-Finance and Treasurer