Form 10QSB
period 1996-09-30
STOCKER & YALE INC
filed 1996-11-14
CIK 94538

U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
______________________________________________________________________________

                                FORM 10-QSB
               QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                    Commission file number:  0 - 5460
             ____________________________________________________

                            STOCKER & YALE, INC.
              (Name of small business issuer in its charter)

	    Massachusetts                      04-2114473
(State or other jurisdiction of
incorporation or organization)          (I.R.S. employer identification no.)

                             32 Hampshire Road
                          Salem, New Hampshire              03079
         (Address of principal executive offices)         (Zip Code)

                               (603) 893-8778
                        (Issuer's telephone number)
               _____________________________________________________

	Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of	the Exchange Act during the past 12 months
 (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
 the past 90 days.  X  Yes    No

	As of November 1, 1996 there were 2,562,914.6 shares of the issuer's common stock outstanding after giving effect to the issuance of 850,000
 shares in the public offering 	completed on October 25, 1996.

	Transitional Small  Business Disclosure Format (check one): Yes_____No X

              PART I. FINANCIAL INFORMATION
          STOCKER & YALE, INC. AND SUBSIDIARIES
          ITEM 1.1-CONSOLIDATED BALANCE SHEETS

                          September 30, 1996         December 31, 1995
                                 (unaudited)              (audited)
ASSETS
CURRENT ASSETS
Cash                                 29,176                     22,033
Accounts Receivable               1,706,792                  1,897,943
Prepaid Taxes                       323,963                    323,963
Inventory                         3,930,434                  3,836,653
Prepaid Expenses                     94,430                    159,013
     Total Current Assets         6,084,795                  6,239,605
PROPERTY, PLANT & EQUIPMENT, NET  3,143,612                  3,365,949
NOTE RECEIVABLE                   1,000,000                  1,000,000
GOODWILL, NET  	                  8,791,498                  9,005,729
DEBT ISSUANCE COSTS, NET            148,708                    169,687
                                 19,168,613                 19,780,970

LIABILITIES AND STOCKHOLDER'S  EQUITY
CURRENT LIABILITIES
Current portion of long-term debt   299,756                    266,358
Mortgage note payable                     0                  1,500,000
Subordinated notes payable                0                  1,000,000
Accounts payable                  1,814,831                  1,527,468
Short-term lease obligation          17,073                     58,560
Accrued expenses
  Income taxes                       13,515                    265,918
  Other                             497,860                    475,136
     Total Current Liabilities    2,643,035                  5,093,440
LONG TERM LEASE OBLIGATION           66,687                     82,909
LONG TERM DEBT
 Subordinated Convertible Notes   1,350,000                          0
 Mortgage Note                    1,447,819                          0
 Senior Bank Debt                 3,586,528                  4,080,364
   Total Long Term Debt           6,384,347                  4,080,364
OTHER LONG TERM LIABILITIES         684,479                    684,479
DEFERRED INCOME TAXES             1,110,280                  1,215,280
                                 10,888,828                 11,156,472
STOCKHOLDER'S EQUITY
Common stock, .001 par value
Authorized - 10,000,000
Issued and Outstanding -1,712,914     1,713                      1,713
Paid in capital                   6,845,685                  6,845,685
Retained Earnings                 1,432,387                  1,777,100
    Total Stockholder's Equity    8,279,785                  8,624,498
                                 19,168,613                 19,780,970

         STOCKER & YALE, INC. AND SUBSIDIARIES
     ITEM 1.2  CONSOLIDATED STATEMENTS OF OPERATIONS

                                             (unaudited)
                            Three Months Ended         Nine Months Ended
                              September 30,                September 30,
                            1996          1995 	       1996            1995
NET SALES                  2,495,168   3,165,766      8,071,392    9,613,218

COST OF SALES              1,501,799   1,954,081      5,081,251    5,964,932

Gross profit                 993,369   1,211,685      2,990,141    3,648,286

SELLING EXPENSES             362,370     386,302      1,193,497    1,248,380
GENERAL AND
   ADMINISTRATIVE EXPENSES   561,778     505,607      1,517,345    1,485,183
RESEARCH AND
    DEVELOPMENT EXPENSES     117,043      76,332        261,805      228,435

Operating income             (47,822)    243,444         17,494      686,288

LOSS ON SALE OF REAL ESTATE        0     229,865              0      229,865
INTEREST EXPENSE             149,867     165,348        450,007      499,636

Loss before
 income tax provision       (197,689)   (151,769)      (432,513)     (43,213)

INCOME TAX
PROVISION (BENEFIT)          (51,700)    (31,250)       (87,800)      71,000

     Net loss               (145,989)   (120,519)      (344,713)    (114,213)


LOSS PER SHARE                (0.09)       (0.07)         (0.20)       (0.07)

WEIGHTED AVERAGE COMMON
SHARES AND EQUIVALENTS     1,712,914    1,712,914     1,712,914    1,620,562


             STOCKER & YALE, INC. AND SUBSIDIARIES
        ITEM 1.3 - CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (unaudited)
                                                       Nine Months Ended
                                                         September 30,
                                                       1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        (  344,713)    (  114,213)
Adjustments to reconcile net income to net cash
	 provided by (used for) operating activities  -
  Depreciation and amortization                      635,324        716,629
  Net loss on sale of building                             0        229,865
  Deferred income taxes and other                   (105,000)       (82,377)
Other changes in assets and liabilities -
  Accounts receivable, net                           191,151       (193,250)
  Inventories                                       ( 93,781)      (688,534)
  Prepaid expenses                                    64,583       ( 33,272)
  Accounts payable                                   287,363         37,689
  Accrued expenses                                    22,724       (123,333)
  Accrued and refundable taxes                      (252,403)      ( 60,921)
    Net cash provided by (used for)
    operating activities                             405,248       (311,717)

CASH FLOWS FROM INVESTING ACTIVITIES
 Sales of land and building                               0       1,114,964
 Purchases of property, plant and equipment        (138,778)      1,311,843)
    Net cash used for investing activities         (138,778)     (  196,789)

CASH FLOWS FROM FINANCING ACTIVITIES
 Sales of common stock 	                                  0         776,500
 Repayment of Subordinated Note/ Bank Debt       (2,500,000)     (6,605,827)
 Proceeds from Short Term Note 	                          0         200,000
 Proceeds from Term Loan                                  0       2,767,000
 Proceeds from Line of Credit                             0       2,766,357
 Proceeds from Mortgage note                      1,500,000       1,500,000
 Proceeds from Subordinated Notes payable         1,350,000       1,000,000
 Repayment of bank debt                           ( 512,618)     (1,676,014)
 Payments on capital lease                        (  57,709)     (   35,943)
 Deferred financing cost                          (  39,000)     (  169,864)
    Net cash provided by
      (used for) financing activities             ( 259,327)        522,209

NET INCREASE IN CASH                                  7,143          13,613

CASH, BEGINNING OF PERIOD                            22,033           8,344

CASH, END OF PERIOD                                  29,176          21,957

STOCKER & YALE, INC. AND SUBSIDIARIES

Notes to Financial Statements

1.  General

The interim consolidated financial statements presented have been prepared by Stocker & Yale, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three month and nine month periods ended September 30, 1996 and September 30, 1995,
(b) the financial position at September 30, 1996, and (c) the cash flows for the nine month periods ended September 30, 1996 and September 30, 1995. Interim results are not necessarily indicative of results for a full year.

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

2. Debt

The 13.5% Subordinated Notes Payable of $1,000,000 which matured on May 6, 1996, were refinanced by a new issue of Subordinated Notes totaling $1,350,000. The new notes mature on May 1, 2001, bear interest at 7.25% and are convertible into shares of the Company's common stock at a price of $7.375 per share.

The $1,500,000 Mortgage Note Payable, which was to mature on September 1, 1996, was refinanced by a new Mortgage Note totaling $1,500,000. The new mortgage note matures August 29, 2011 and bears interest at a fixed rate of 9.25% until August 29, 1999. Thereafter the interest rate will be annually adjusted to the Prime Rate plus 1%.

3. Subsequent Event

On October 25, 1996, the Company completed a public offering of 850,000 shares of the Company's common stock, par value $0.001 per share, at a price of $5.00 per share, generating $4,250,000 in gross proceeds. All 850,000 shares of common stock in this public offering were offered directly by the Company. After deducting commissions and offering expenses, the net proceeds of the offering will be approximately $3,900,000. These net proceeds will be used to provide funds for certain capital expenditures relating to the development of the Company's fiber optic illumination product line and for working capital, capital expenditures, possible acquisitions and general corporate purposes. In order to reduce interest expense, the Company has paid down its revolving line of credit, retaining an availability to borrow an additional $2,577,299 as of November 6, 1996.

                  ITEM 2. MANAGMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Three-month periods ended September 30, 1996 and 1995

Revenues declined $670,598 from $3,165,766 in the quarter ended September 30, 1995 to $2,495,168 in the quarter ended September 30, 1996. Approximately 68% of the decline was attributable to reduced sales to the U.S. government and reduced sales of the Company's electronic ballasts. Sales to the U.S. government declined $279,950 from $363,669 in the quarter ended September 30, 1995 to $83,719 in the quarter ended September 30, 1996, reflecting the completion in August, 1995 of a contract for borescopes. Sales of the Company's electronic ballasts declined $174,627 from $196,921 in the quarter ended September 30, 1995 to $22,294 in the equivalent quarter in 1996, as a result of the Company's withdrawal from the electronic ballast market. Also, sales of the Company's printer and recorder products declined $172,060 from $654,551 in the quarter ended September 30, 1995, to $482,491 in the quarter ended September 30, 1996, as the Company's OEM customers are experiencing economy-related lower volumes and inventory overstocks.


Gross Profit declined from $1,211,685 in the third quarter of 1995 to $993,369 in the third quarter of 1996 due primarily to decreased revenues. However, gross profit increased as a percentage of sales from 38.3% in third quarter 1995 to 39.8% in third quarter 1996, reflecting reduced volume in 1996 of low-margin government sales. Operating costs increased from $968,240 to $1,041,675, due primarily to increased personnel costs including the addition of a Vice President of Engineering. Interest expense decreased from $165,348 in 1995 to $149,867 in the comparable 1996 period. Operating results for the third quarter of 1995 included a $229,865 loss on the sale of real estate relating to the sale of the Company's former headquarters facility.

In August, 1996, the $1,500,000 Mortgage Note Payable, which was to mature on September 1, 1996, was refinanced by a new Mortgage Note totaling $1,500,000. The new mortgage note matures August 29, 2011 and bears interest at a fixed rate of 9.25% until August 29, 1999. Thereafter the interest rate will be adjusted annually to the Prime Rate plus 1%.


Nine month periods ended September 30, 1996 and 1995

Revenues declined $1,541,826 from $9,613,218 in the nine months ended September 30, 1995 to $8,071,392 in the nine months ended September 30, 1996. Approximately 43% of the sales drop was experienced in the Company's printer and recorder business, which declined $655,534 from $2,143,311 in the nine months ended September 30, 1995 to $1,487,777 in the equivalent period in the current year, largely due to the Company's OEM customers experiencing economy-related lower volumes and inventory overstocks in 1996 and the fact that 1995 sales benefited from final deliveries gainst a large order from a single customer. Another 38% of the revenue decline is attributable to reduced sales of the Company's electronic ballasts which declined $579,264 to $282,367 in the first three quarters of 1996 from $861,631 in the first three quarters of 1995. Reduced sales in this product line were the result of the Company's deliberate withdrawal from this market, which has become increasingly commodity price driven, to focus on sales of higher margin products.
Primarily as a result of the Company's increased focus on industrial lighting products, sales of industrial task lighting products increased 12% from $1,529,471 in the nine months ended September 30, 1995 to $1,706,996 in the nine months ended September 30, 1996.

Gross Profit declined from $3,648,286 in the first three quarters of 1995 to $2,990,141 in the first three quarters of 1996, primarily due to reduced cost absorption associated with lower revenues. Operating costs increased from $2,961,998 to $2,972,647 and interest expense decreased from $499,636 to $450,007 in the comparable periods.

The 13.5% Subordinated Notes of $1,000,000 (the "13.5% Subordinated Notes"), which matured on May 6, 1996, were refinanced by a new issue of Convertible Subordinated Notes (the "7.25% Convertible Subordinated Notes") totaling $1,350,000. The new notes mature on May 1, 2001, bear interest at 7.25% and are convertible into shares of the Company's common stock at a price of $7.375 per share.

The $1,500,000 Mortgage Note Payable, which was to mature on September 1, 1996, was refinanced by a new Mortgage Note totaling $1,500,000. The new mortgage note matures August 29, 2011 and bears interest at a fixed rate of 9.25% until August 29, 1999. Thereafter the interest rate will be adjusted annually to the Prime Rate plus 1%.


Liquidity and Capital Resources

The Company finances its operations primarily through third party credit facilities and cash from operations. Net cash provided by operations was $405,248 for the nine months ended September 30, 1996 compared to ($311,717) for the nine months ended September 30, 1995.

The Company's primary third party financing relationship is with Fleet National Bank of Massachusetts, N.A. (the "Bank"). The initial Credit Agreement between the Company and the Bank, dated March 6, 1995, provided for a Short Term Loan due August 1, 1995, a Revolving Line of Credit Loan (the "Revolving Loan") due March 31, 1998, and a Long Term Loan due March 1, 2001. The Short Term Loan was paid as agreed in August, 1995. The Revolving Loan and the Long Term Loan bear interest at the Bank's base rate plus 1/2%. At September 30, 1996, there was a total of $3,747,568 borrowed under the Credit Agreement.

Under the terms of the Credit Agreement, the Company is required to comply with a number of financial covenants including minimum equity, debt service coverage ratios, debt to equity ratios and minimum net income tests. The Company was in compliance with its debt covenants as of September 30, 1996.

Company expenditures for capital equipment were $138,778 in the first nine months of 1996 as compared to $1,311,843 in the same period of 1995, which was offset by dispositions of $1,114,964 in transactions related to the purchase of a new headquarters facility and the sale of the former headquarters building.

The 13.5% Subordinated Notes were refinanced by the 7.25 % Convertible Subordinated Notes which are convertible into shares of the Company's common stock at a price of $7.375 per share. Proceeds of the issuance of the 7.25% Convertible Subordinated Notes in excess of the amounts required to repay all amounts which were outstanding under the 13.5% Subordinated Notes will be used for general corporate purposes.

The $1,500,000 Mortgage Note, which was to mature on September 1, 1996, was refinanced by a new Mortgage Note totaling $1,500,000. The new mortgage note matures August 29, 2011 and bears interest at a fixed rate of 9.25% until August 29, 1999. Thereafter the interest rate will be adjusted annually to the (Bank of Boston) Prime Rate plus 1%.

On October 25, 1996, the Company completed a public offering of 850,000 shares of the Company's common stock, par value $0.001 per share, at a price of $5.00 per share, generating $4,250,000 in gross proceeds. All 850,000 shares of common stock in this public offering were offered directly by the Company. After deducting commissions and offering expenses, the net proceeds of the offering will be approximately $3,900,000. These net proceeds will be used to provide funds for certain capital expenditures relating to the development of the Company's fiber optic illumination product line and for working capital, capital expenditures,possible acquisitions and general corporate purposes. In order to reduce interest expense, the Company has paid down its revolving line of credit, retaining an availability to borrow an additional $2,577,299 at November 6, 1996.

The Company believes that its available financial resources are adequate to meet its foreseeable working capital, debt service and capital expenditure requirements.

                         PART  II
    		ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders was held on September 17, 1996, to amend the Company's Amended and Restated Articles of Organization to increase the number of authorized shares of Common Stock, par value $0.001 per share, from 2,400,00 shares to 10,000,000 shares. Ofthe 1,712,914 shares outstanding and eligible to vote, a total of 1,198,021 shares were voted "for" the amendment. There were no votes "against" the amendment, and no abstentions or broker non-votes. No other matters came before the meeting.

    		ITEM 6. EXHIBITS  AND REPORTS ON FORM 8-K

(a) The following is a complete list of Exhibits filed as part of this Form 10-QSB :

Exhibit
Number  	Description

3.1 Amended and Restated Articles of Organization of the Company, incorporated by reference to the Company's Form SB-2, as amended, File No.333-10655.

27.1	**  Financial Data Schedule
_______
**	filed electronically only

b)   There were no reports filed on Form 8-K

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Stocker & Yale, Inc.

November 13, 1996                /s/Mark W. Blodgett
                                 Mark W. Blodgett
                                 Chairman and Chief Executive Officer

November 13, 1996                 /s/Susan A.H. Sundell
                                  Susan A. H. Sundell
                                  Sr. Vice President - Finance and Treasurer