Form 10KSB
period 1996-12-31
STOCKER & YALE INC
filed 1997-03-28
CIK 94538

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                 ---------------
                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                        Commission file number: 0 - 5460
                 -----------------------------------------------


                              STOCKER & YALE, INC.
                 (Name of small business issuer in its charter)


           Massachusetts                                     04-2114473
(State or other jurisdiction of                           (I.R.S. employer
 incorporation or organization)                          identification number)

                                32 Hampshire Road
                           Salem, New Hampshire           03079
               (Address of principal executive offices) (Zip Code)
                                 (603) 893-8778


                           (Issuer's telephone number)
                ------------------------------------------------
           Securities registered under Section 12(b) of the Act: None



              Securities registered under Section 12(g) of the Act:
                         Common Stock, $0.001 par value

                                (Title of class)
              -----------------------------------------------------


Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to filing such requirements for the past 90 days.      X Yes     No
                                                      ---     ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-KSB.[ ]

The registrant's revenues for the fiscal year ended December 31, 1996 were $10,782,078.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 14, 1997 was $9,153,543 based on the price per share of such stock reported at closing on the Nasdaq SmallCap Market on that date.

As of March 25, 1997 there were 2,567,894.6 shares of the issuer's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement (the "Proxy Statement") for the Annual Meeting of Shareholders to be held on May 6, 1997, to be filed with Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, which is anticipated to be filed within 120 days after the Registrant's fiscal year ended December 31, 1996, are incorporated by reference into Items, 9, 10, 11 and 12 of Part III.

                                TABLE OF CONTENTS

                                     PART I

                                                                            page

Item 1.  Description of Business...........................................   1
Item 2.  Description of Properties.........................................   5
Item 3.  Legal Proceedings.................................................   6
Item 4.  Submission of Matters to a Vote of Security Holders...............   6

                                     PART II

Item 5.  Market for Common Equity and Other Stockholder Matters............   6
Item 6.  Management  Discussion and Analysis of
           Financial Condition and Results of Operations...................   7
Item 7.  Financial Statements..............................................  12
Item 8.  Changes in and Disagreements with
           Accountants on Accounting and Financial Disclosures.............  34


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act................  34
Item 10. Executive Compensation............................................  34
Item 11. Security Ownership of Certain Beneficial Owners and Management....  34
Item 12. Certain Relationships and Related Transactions....................  34

Item 13. Exhibits, List and Reports on Form 8-K............................  35

         Signatures........................................................  38

This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" on page 10 of this Form 10-KSB.


                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

Business Development

     Stocker & Yale, Inc. (the "Company") was incorporated on March 27, 1951 under the laws of the Commonwealth of Massachusetts. The Company became a public company in the United States in 1962, and was taken private in June, 1989 by Messrs. Mark W. Blodgett and James Bickman (both senior officers of the Company).

     On May 11, 1994, the Company merged with Brower Exploration, Inc., a Wyoming corporation ("Brower"), which was publicly traded on the Vancouver Stock Exchange (the "VSE"). In connection with the merger (the "Merger"), the Company was the surviving corporation. Concurrently with the Merger, the Company offered 2,000,000 shares of its Common Stock in its initial public offering and obtained an authorization to list its Common Stock on the VSE. Additionally, in private placements occurring concurrently with the Initial Public Offering, the Company sold 363,757 shares of Common Stock to U.S. investors. Upon completion of the Merger, the initial public offering and concurrent private placements, the former Brower stockholders held a 21.9% interest in the Company. In certain private placement transactions occurring in the period between October, 1994 and June, 1995, the Company sold approximately 1,698,656 shares of Common Stock. On December 28, 1995, the Company consummated a one-for-five reverse stock split (the "Reverse Stock Split") which resulted in a reduction of the authorized number of shares of Common Stock from 12,000,000 shares to 2,400,000 shares, and a reduction in the number of issued and outstanding shares of Common Stock from 8,564,573 shares to 1,712,614.6 shares. On September 17, 1996 the Company's shareholders approved a proposal to amend the Company's Amended and Restated Articles of Organization to increase the number of shares of Common Stock authorized for issuance from 2,400,000 shares to 10,000,000 shares. On October 24, 1996, the Company completed a public offering of 850,000 shares of Common Stock; management, and members of their families and related entities purchased 38,600 shares in this offering. In December, 1996, the Company issued a total of 4,980 shares of Common Stock to 83 of its employees pursuant to the 1996 Employee Stock Bonus Plan.

     As of December 31, 1996, the authorized capital stock of the Company was 10,000,000 shares of Common Stock of which 2,567,894.6 shares were issued and outstanding. As of December 31, 1996, 428,491 shares of Common Stock have been reserved for issuance upon the exercise of outstanding options to purchase Common Stock and upon conversion of certain convertible indebtedness of the Company. The Company listed its Common Stock on the Nasdaq SmallCap on January 29, 1996 under the trading symbol "STKR". As of May 10, 1996, the Company de-listed its Common Stock from the VSE.

     The Company has two subsidiaries: Stocker & Yale Foreign Sales Corporation, a U. S. Virgin Islands corporation which is a wholly-owned subsidiary of the Company, and Stocker & Yale Hong Kong Ltd., a Hong Kong corporation formed in March, 1995, which is a 95% owned subsidiary of the Company.

Business Description

     The Company manufactures a variety of measuring and inspection equipment, including industrial lighting products, thermal printers and recorders, and military compasses and watches through its Salem Division, and manufactures machine tool components and accessories for the automotive and related industries through its Stilson/Die-Draulics Division.

Measuring and inspection instruments product lines

     The Company's Salem Division, located in Salem, New Hampshire, produces a broad array of inspection and measurement instruments and accessories, including industrial lighting products, chart recorders and thermal printers, and military watches and compasses.

     Sales Data. Measuring and inspection instruments and accessories represented approximately 61% of total Company sales in 1996, and approximately 67% in 1995. Industrial lighting products represent the Company's fastest growing product segment having increased to approximately 22% of total Company sales in 1996 from approximately 18% in 1995. Printer and recorder sales were approximately 19% of total Company sales in 1996, compared to approximately 25% in 1995. Sales to the U.S. Government as a percentage of total Company sales have ranged from 27% in 1990 to 3% in 1994, and represented 5% of Company sales in 1996.

     Products. The Salem Division manufactures a wide variety of lighting and optical measuring instruments. The Company is a leading manufacturer of fluorescent illumination systems for microscopy and machine vision applications. Such lighting products include circular and linear fluorescent illuminators. In late 1996, the Company significantly increased Research and Development efforts and expects to introduce additional lighting products in 1997, including fiber optic illumination systems. The Company also manufactures illuminated magnifiers for use by OEM and others in bench assembly operations when mounted as light sources on machinery, and machine tool analyzers that are used to inspect the cutting geometry of drills, taps and other cutting tools. These products are generally sold directly to industrial users, distributors and OEM that incorporate them into their own products.

     The Company sources and distributes watches which are manufactured to U.S. military specifications. Stocker & Yale is the only U.S. company qualified as a supplier of watches to the U.S. armed services. In February, 1996, the Company won a four year "requirements" contract which stipulates that the Company will be the sole provider of all U.S. General Services Administration requirements for certain military watches.

     The Company manufactures a variety of oscillographic and thermal recorders and printers under the MFE brand name. These recorders and printers are manufactured as OEM modules and end user models for diverse field, industrial and laboratory uses, as well as for medical applications such as bedside monitors and defibrillators. The Company also manufactures a line of galvanometers that are used for positioning applications.

     Distribution. Salem Division products are sold to over 8,000 customers, primarily in North America, Europe and the Pacific Rim. The Salem Division sells directly and also works with a group of approximately 125 microscope dealers and machine vision integrators in selling industrial fluorescent lighting products and with approximately 5 manufacturer's representatives in selling MFE brand products. No single customer represents more than 10% of segment revenues. However, sales to various branches of the armed services and various agencies of the U.S. government, when aggregated, totaled approximately 5% of total Company revenues in 1996 and 11% in 1995.

     Competition and Competitive Position. The Company competes with a number of large and small firms in the design and manufacture of its measurement and inspection instruments and accessories. Some competitors have greater resources than the Company, and as a result, may have a competitive advantage in the research and development of new products, sales and distribution and in other business areas. Although the Company does not consider that any one factor gives it an edge over its competitors, it believes that it has an established reputation in the field for satisfying specific customer requirements.

     In the industrial fluorescent lighting market, the Company has two primary competitors, Microlite ("Microlite") and Techni-Quip Corp. ("Techni-Quip"). Microlite was founded by a former employee of the Company and markets a product similar to the Company's circular fluorescent microscope illuminator. Techni-Quip offers industrial fluorescent lighting as part of its product line but its lighting product line is limited and represents a small percentage of Techni-Quip's total business. The Company believes that its primary market advantages are its long history of providing specialized products to meet customers' illumination needs and its broad line of industrial fluorescent lighting products.

     The chart recorder and thermal printer market is dominated by companies that are larger and offer more advanced technology than the Salem Division. Recognizing that it lacks the resources to compete directly against larger companies, such as Gould, Inc., and General Scanning, Inc., the Company focuses on the value-oriented segment of the market and customers with low volume specialized applications.

     In bidding for contracts to supply compasses and military-type mechanical watches and related products for the U.S. Army, the Company competes against only a limited number of firms. However, as a result of reduced spending by the United States government, the Company expects to obtain fewer contracts from the United States armed forces. The Company believes that its competitive position in obtaining contracts from the U.S. armed forces depends, in part, on its ability to limit production costs and to offer the lowest bids, while still earning an acceptable profit. Over the past several years, the Company has increased its marketing efforts to develop the civilian market for compasses and military-type watches by emphasizing the Company's U.S. Army watch.

Machine tool components and accessories product lines

     For over 50 years, the Company's Stilson/Die-Draulics Division ("SDD Division"), located in Fraser, Michigan, has manufactured a wide range of machine tool components and material handling accessories which are used extensively in the construction and maintenance of assembly and conveying machinery.

     Sales Data. Machine tools and accessories represented approximately 39% of the total Company sales in 1996, compared to approximately 33% in 1995. Material handling products, such as conveyor rolls and bumpers, were approximately 17% of total Company sales in 1996 and approximately 15% of total sales in 1995. Other products include vacuum handling systems, machine tool components for clamping, indexing, holding, handling, locating, positioning and actuating, and nitrogen die control systems. The products are sold to participants in the automotive, packaging and other industries.

     Distribution. The SDD Division's products are sold to over 5,000 customers, and no one customer or group of customers represented more than 5% of total revenue in 1996. Although SDD Division products are sold throughout the world, sales to customers in the U.S. industrial Midwest

(Ohio, Michigan, Illinois, and Indiana) represented approximately 53% of machine tool and accessory sales in both 1996 and 1995. The Company works with approximately 40 manufacturers' representatives in the marketing of the Stilson product line and with approximately 20 manufacturers' representatives in the marketing of the Die-Draulics product line.

     Competition and Competitive Position. The market for machine components and accessories is mature, with a number of small companies competing within the industry as described below. The SDD Division competes with a variety of companies (many of which are larger and have greater resources than the Company) in designing and distributing its products. These products are sold primarily to participants in the automotive industry and secondarily to participants in the home appliance, leisure time products, building materials and packaging equipment industries. Historically, the SDD Division has maintained a market advantage and product acceptance primarily by offering a complete product line, technical applications assistance and quality service, at a competitive price. Further, the Company has been able to adapt its products to the specific requirements of its customers.

Backlog

     The Company maintains an inventory of standard materials and components and generally manufactures standard product configurations within one to five days after receipt of a customer order. Although such rapid response is, and historically has been, a selling advantage for the Company, some orders are placed for future delivery. At December 31, 1996, the Company had a backlog of orders for future delivery of approximately $ 700,000 compared to $1.4 million of such orders at December 31, 1995. At March 15, 1997 the backlog was $1.5 million.

Raw Materials

     The raw materials and components used in the Company's products are purchased from a number of different suppliers and are generally available from several sources.

Dependence on One or a Few Major Customers

     The Company's customer base consists of more than 10,000 customers in various industries worldwide. The Company's largest single customer is the United States government to which the Company has been a contract supplier of watches and compasses for many years. Sales to various agencies of the United States Government were approximately 5% of the Company's total sales in 1996.

Patents and Trademarks

     The Company holds patents in the United States and has filed additional patent applications in the United States, Europe and Japan. The Company's patents include compact limited rotation motors and fundamental technological devices and methodologies used to achieve low-cost fluorescent light dimming. The Company believes that patents are an effective way of protecting its competitive technological advantages, and considers its patents to be a deterrent against unauthorized manufacture, use and sale of its products and key product attributes. There can be no assurance, however, that a patent will be issued with respect to the patent applications or whether the Company's patents will provide meaningful protection for the Company.

     The Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to and use or disclose the Company's trade secrets or that the Company can meaningfully protect its trade secrets.

     The Company holds rights in certain trademarks to protect its brand name recognition in various markets. Because of the Company's long history and reputation for designing and manufacturing high quality products, trademark protection enhances the Company's position in the market.

     Although the Company believes that its products and other proprietary rights do not infringe the proprietary rights of third parties, there can be no guarantee that infringement claims will not be asserted against the Company in the future or that any such claims will not require the Company to enter into royalty arrangements or result in costly litigation.

Research and Development

     Research and development expenditures for the Company were $424,637 in 1996, $220,290 in 1995, and $226,498 in 1994. The increase in 1996 reflects a stepped up develop- ment effort, which is focused on introducing a line of fiber optic illumination products to complement the Company's line of industrial fluorescent lighting products. Specifically, it is the Company's intention to design, market and sell illuminators, ring lights and standard and custom lengths of glass fiber to existing and new customers within the machine vision and microscopy industries.

Compliance with Environmental Laws

     The Company is subject to evolving Federal, state and local environmental laws and regulations. Compliance with such laws and regulations in the past had no material effect on the capital expenditures, earnings or competitive position of the Company. The Company believes that it complies in all material respects with existing environmental laws and regulations applicable to it. However, the Company's Salem, New Hampshire headquarters are currently the subject of environmental testing and monitoring relating to soil and groundwater contamination which occurred under prior ownership. The Company believes that the costs of any required remediation will be covered by an environmental indemnity obtained from the seller, John Hancock Mutual Life Insurance Company. Compliance with environmental laws and regulations in the future may require additional capital expenditures and the Company expects that in the foreseeable future such capital expenditures will be financed by cash flow from operations.

Employees

     As of December 31, 1996, the Company employed approximately 97 persons, 91 of whom were full-time employees. No employees of the Company are unionized and relations with employees are satisfactory.

                        ITEM 2. DESCRIPTION OF PROPERTIES

     The Company currently conducts its business at two Company-owned facilities. The Company's headquarters and manufacturing and distribution center for the Salem Division is located at a 79,120 square foot facility in Salem, New Hampshire. The machine tool components and materials handling accessories product lines are manufactured and sold from a 25,800 square foot facility in Fraser, Michigan.

        The Company's Salem facility is owned by the Company subject to a mortgage granted to Primary Bank, and the Company's Michigan facility is owned by the Company and subject to a mortgage granted by the Company to Fleet Bank to secure the obligations of the Company under the Company's senior credit facility. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS--Liquidity and Capital Resources."

     The Company's facilities are generally operated on the basis of one shift per day, five days per week. Management considers the facilities to be in generally good condition, to be adequately maintained and insured, and sufficient to satisfy its needs for the foreseeable future.

                            ITEM 3. LEGAL PROCEEDINGS

     No material legal proceedings to which the Company is a party or to which its property is subject are pending and no such proceedings are known by the Company to be contemplated. No legal actions are pending or, to the knowledge of the Company, contemplated, nor are there any judgments entered against any officer or Director of the Company in connection with any matter involving the Company or its business.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II.

                      ITEM 5. MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

Market Information

     The Company's Common Stock was listed and traded on the Senior Board of the VSE under symbol "SYI." In connection with the Reverse Stock Split, as of December 28, 1995, the Common Stock became listed and traded in the Senior Board of the VSE under the symbol "SYL." The Company de-listed its Common Stock from the VSE effective May 10, 1996. Since January 29, 1996, the Company's Common Stock has been listed on the Nasdaq SmallCap Stock Market since January 29, 1996 under the symbol "STKR".

     The following table sets forth the high and low bids for the last 8 quarters:

                                                 High(1)             Low(1)

   Quarter ended March 31, 1995                  $5.35               $3.85
   Quarter ended June 30, 1995                   $5.30               $3.65
   Quarter ended September 30, 1995              $5.80               $4.10
   Quarter ended December 31, 1995               $5.50               $3.15
   Quarter ended March 31, 1996                  $6.25               $4.50
   Quarter ended June 30, 1996                   $6.25               $5.25
   Quarter ended September 30, 1996              $6.00               $4.875
   Quarter ended December 31, 1996               $6.25               $4.75

(1) Each of the amounts set forth below for periods ending on or prior to December 31, 1995 is based on the exchange rate in effect for Canadian dollars on the date of the high and low bids.

Holders

     As of March 1, 1997, there were approximately 724 shareholders of record of the Company's Common Stock.

Dividends

     The Company presently is restricted from payment of dividends under the terms of the Credit Agreement (as defined below), and therefore, the Company does not expect to declare or pay any dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions.

                   ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company's financial condition, results of operations and capital resources and liquidity should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere herein.

Results of Operations

Fiscal Year Ended December 31, 1996 Compared to Fiscal Year Ended
December 31, 1995

     Fiscal year 1996 was characterized by a stronger balance sheet and weaker operating results. Management formulated a plan to focus on and expand its industrial lighting and machine tool product lines through the acquisition of complementary business and/or product lines and the development and marketing of a line of fiber optic illumination products. In order to provide additional working capital for growth as well as to finance possible acquisitions and new product development, the Company completed a public offering on October 25, 1996 which generated net proceeds of approximately $3,950,000. As a consequence of the Company's public offering, the Company increased stockholder's equity approximately 38% from $8,624,495 at December 31, 1995 to $11,908,952 at December 31, 1996, and reduced debt approximately 32% from $9,256,713 to $6,256,713. In addition, in separate transactions which occurred in May and August of 1996, the Company refinanced $2,500,000 of debt, all which was classified as current debt in 1995 to $2,784,346 of long term debt and $50,151 of current debt in 1996. The Company reported a net loss of $643,421 for the year ended December 31, 1996 as compared to a net loss of $309,939 for year ended December 31, 1995. The loss is largely attributable to (i) decreased revenues of approximately 17% from 1995 to 1996 and related lower absorption of costs, (ii) decreased gross margin at the Company's SDD Division and (iii) increased Research and Development expenses.

     Revenues decreased from $13,004,675 to $10,782,078. Approximately 44% of the revenue decrease was due to reduced sales to the U.S. government, which declined from $1,534,165 in 1995 to $558,171 in 1996, primarily as a result of one-time contract sales in 1995 for borescopes and navigator watches. Sales of electronic ballasts declined from $1,103,401 in 1995 to $297,943 in 1996, accounting for approximately 36% of the revenue decrease. The reduction in sales of electronic ballasts resulted from the Company's decision to withdraw from this market, which has become increasingly commodity price-driven, to focus on sales of higher margin products. Recorder and printer product sales declined from $2,786,600 in 1995 to $2,034,146 in 1996, representing approximately 34% of the total revenue decrease. Recorder and printer product sales declined primarily due to customer decisions to develop their own printers and recorders and, especially, their own application-specific electronic controllers rather than adapt generic product for re-sale. Sales of the Company's lighting products increased approximately 9% from $2,370,756 in 1995 to $2,583,369 in 1996. Sales of military watches and compasses to the civilian market increased approximately 37% from $889,489 in 1995 to $1,217,627, primarily as a result of a contract with a mail order marketing firm and increased sales in Asia through the Company's Hong Kong subsidiary. Hong Kong sales increased from $92,309 in 1995 to $272,455 in 1996.

     Consolidated gross profit expressed as a percentage of total yearly sales remained flat at 35.9% of total sales in 1996 compared to 35.5% of sales in 1995. However, due primarily to reduced absorption of overhead costs resulting from lower revenues, gross profit decreased $846,246 from $4,719,058 in 1995 to $3,872,812 in 1996. In addition, the SDD Division experienced a decline in gross profit from 48% of net sales in 1995 to 42% of net sales in 1996. The decrease in the gross profit at SDD Division was due primarily to increased material costs incurred as a result of temporary outsourcing of components previously produced in-house.

     Research and development expenditures increased to $424,637 in 1996 from $220,290 in 1995. The increase in 1996 reflects increased personnel costs for new product development in the Salem Division, which is focused on introducing a line of fiber optic illumination products to complement the Company's line of industrial fluorescent lighting products.

     Selling and General and Administrative Expenses remained flat at $3,822,595 in 1996 as compared to $3,869,952 in 1995. Interest Expense decreased approximately 17% from $661,905 in 1995 to $546,770 in 1996, due primarily to the paydown of the Company's Revolving Loan subsequent to the public offering in October, 1996. In addition, 1995 results included a loss on the sale of real estate relating to the sale of the Company's former headquarters. This transaction is discussed in greater detail in the comparison of 1995 and 1994 below, and had no equivalent in 1996.

     The Company recorded an income tax benefit of $277,892 in 1996 as compared with a tax benefit of $52,270 in 1995. Varying effective tax rates are due primarily to non-deductible goodwill amortization.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     The 1995 operating results were significantly impacted by nonrecurring expenses totaling approximately $359,000 associated with the sale and relocation of the Company's headquarters and the registration of the Company's common stock under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On September 1, 1995, the Company completed the sale of its Beverly, Massachusetts facility and simultaneous purchase of new headquarters in Salem, New Hampshire. The transactions resulted in a loss for financial reporting purposes of $282,565, and for tax purposes were structured as a like-kind exchange and an installment sale. The Beverly property was sold for a total of $2.2 million, $1,200,000 cash and a $1,000,000 note from the buyer which is secured by a letter of credit. The Company reduced its Term Loan by $1,100,000 in order to release the mortgage granted to the Bank with respect to the Beverly property. The Salem facility was financed by a $1,500,000 note which was payable on or before September 1, 1996. The note bore interest at Prime Rate plus 2% through February, 1996, Prime Rate plus 3% from March 1 through May 31, 1996, and Prime Rate Plus 4% thereafter; interest was payable monthly in arrears. The Company refinanced this note on August 29, 1996. The Company also recorded operating expenses of $56,616 relating to the physical relocation and approximately $20,000 of professional fees relating to the registration of the Company's common stock under the Exchange Act. Management notes that without the effect of these nonrecurring expenses, the Company would have recorded a pretax loss of approximately $3,000.

     Net revenues increased 16% to $13 million in 1995, from $11.2 million in 1994, due primarily to improved sales of industrial lighting products and increased sales to the United States government. Industrial lighting sales were $3.1 million in 1995 as compared with $2.1 million in 1994, reflecting increased demand for electronic ballasts in the first quarter of 1995 as well as a general increase in volume across the lighting product line. Sales to the U. S. government increased from $300,000 in 1994 to $1.5 million in 1995, with most of the increase attributable to a contract for borescopes totaling $338,776 and to shipments totaling $538,942 which were made against a contract for navigator's watches, and the balance coming from increased demand for the U.S. Army watch under a requirements contract with the General Services Administration.

     Operating income increased from $533,528 in 1994 to $582,263 in 1995, and constituted 4.8% and 4.5% of revenue in such periods, respectively. Gross Profit increased from $4.1 million in 1994 to $4.6 million in 1995, although as a percentage of revenues gross profit decreased from 36.8% in 1994 to 35.5% in 1995, reflecting the increase in revenues in relatively low margin products, specifically the increased sales of electronic ballasts which are a commodity item. Operating costs increased from $3,574,832 in 1994 to $4,036,242 in 1995, but declined as a percentage of revenue from 32% in 1994 to 31% in 1995.

     Net income decreased from $3,336,606 in 1994 to a loss of $309,939 in 1995, reflecting the absence in 1995 of an extraordinary gain of $3,594,200 recorded in 1994. The 1994 extraordinary item was related to the discharge of certain indebtedness.

Certain Factors Affecting Future Operating Results

     Statements, other than historical facts, made herein may constitute forward-looking statements. Such forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from those anticipated in such statements. The factors that could cause actual results to differ materially from anticipated results include, without limitation, the Company's ability to (i) compete with entities that have greater financial, technical and marketing resources than the Company, (ii) develop and market new products in its various business lines, (iii) compete for and obtain certain U.S. government contracts, or (iv) obtain financing on favorable terms. In addition, general economic conditions may affect the Company's results.

Liquidity and Capital Resources

     The Company historically has financed its operations primarily through third party credit facilities and cash from operations. Net cash provided by operations was $115,008 in 1996 and $249,140 in 1995. Cash used for financing activities in the same years was $196,302 and $936,563 respectively, reflecting in 1995 the purchase of the new Company headquarters and the sale of the previous facility. Net cash provided by financing activities increased from $701,112 in 1995 to $1,303,679 in 1996, which reflects the Company's public offering in October 1996.

     On October 25, 1996 the Company completed a public offering of 850,000 shares of the Company's Common Stock at a price of $5.00 per share, generating $4,250,000 in gross proceeds. After deducting commissions and offering expenses, the net proceeds of the offering were approximately $3,951,000. These net proceeds will be used to provide funds for the development of the Company's fiber optic illumination product line, for working capital, capital expenditures, possible acquisitions and general corporate purposes. In order to reduce interest expense, the Company paid down its revolving line of credit in November of 1996, retaining the availability, to borrow a total of $2,529,888 under this line of credit as of March 1, 1997.

     In May 1996, the Company refinanced its $1,000,000 of 13.5% Subordinated Notes due May 6, 1996 through proceeds realized from the issuance of $1,350,000 in 7.25% Convertible Subordinated Notes due May 1, 2001 (the "Notes"). The Notes may be converted at any time, at the option of the holder, into shares of Common Stock at a conversion price of $7.375 per share, subject to adjustment as provided in the Convertible Subordinated Note Purchase Agreement (the "Purchase Agreement"). Excess proceeds above those amounts used to refinance the 13.5% Subordinated Notes were used for general working capital purposes, including the costs of the issue. Payment of principal and interest on the Convertible Subordinated Notes are subordinated to all existing and future indebtedness of the Company to banks and financial institutions. The Notes are unsecured and are redeemable at the option of the Company at any time after May 1, 1998, under a formula specified in the Purchase Agreement.

     The Company's primary third party financing relationship is with Fleet National Bank (the "Bank"). The initial Credit Agreement (the "Initial Credit Agreement") included provisions for revolving loans due March 31, 1998 (the "Revolving Loans"), a long-term loan due March 1, 2000 (the "Term Loan"), and a short-term loan due August 1, 1995 (the "Short-Term Loan"), in an aggregate principal amount of $6,967,000. The Initial Credit Agreement has been amended by that certain Waiver and Amendment No. 1 to the Credit Agreement, dated as of August 16, 1995 (the "First Amendment"); by that certain Consent under, and Second Amendment to, Credit Agreement and Amendment to Term Note, dated as of August 25, 1995 (the "Second Amendment"); Waiver and Amendment No. 3 to the Credit Agreement, dated as of March 15, 1996 (the "Third Amendment"); by Waiver and Amendment No. 4 to the Credit Agreement, dated as of August 13, 1996 (the "Fourth Amendment"); and Waiver and Amendment No.5 to the Credit Agreement, dated as of March 14, 1997. The Initial Credit Agreement, as amended by the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment, and the Fifth Amendment is herein referred to as the "Credit Agreement." The Short Term Loan was paid as agreed in August, 1995. As discussed above, there were no borrowings outstanding on the Revolving Loan as of December 31, 1996, although the Company retains an availability to borrow against this Revolving Loan; at December 31, 1995, there was a total of $2,753,018 outstanding under the Revolving Loan. There was a total of $1,336,986 outstanding under the Term Loan as of December 31, 1996 as compared to a total of $1,488,386 in 1995. As of December 31, 1996, the interest rate on both the Revolving Loans and the Term Loan was 8.75%.

     The Loans under the Credit Agreement bear interest at rates that may be adjusted from time to time as follows: (a) in the case of Revolving Loans, at a rate equal to the Bank's base rate plus 1/2% or, at the election of the Company, the London Inter-Bank Offered Rate ("LIBOR") plus a margin ranging from 2 3/4% to 2% depending on the Company's net worth; or (b) in the case of the Term Loan, at a rate equal to the Bank's base rate plus 1/2% or, at the election of the Company, LIBOR plus a margin of 2Under certain circumstances, the Company may request that a portion of the Revolving Loans and/or of the Term Loan may bear interest for a period of not less than one year at a rate of interest determined by the Bank to be the equivalent fixed-rate yield to the Bank of its base rate plus 1/2%. In connection with the Second Amendment and the releases of the Bank's mortgage on the Company's former headquarters in Beverly, Massachusetts, the Company made a partial prepayment of the Term Loan in an amount of $1,100,000.

     In accordance with the Credit Agreement, the outstanding principal of the Term Loan is to be repaid in sixty installments as follows: (i) five consecutive monthly installments of $23,059.00 until and including August 1995, (ii) fifty-four consecutive monthly installments of $13,420 thereafter and (iii) one final payment of the unpaid principal of the Term Loan on March 1, 2000. Assuming that there are no further prepayments of principal of the Term Loan, a final principal payment in the amount of $817,386 will be due and payable on March 1, 2000. Interest on the outstanding principal amount of the Term Loan is payable monthly in arrears and upon the payment of the Term Loan in full.

     Except as described in this paragraph, the Term Loan may be prepaid, in whole or in part, at any time or from time to time without premium or penalty. In the event that a fixed interest rate has become applicable to any of the Revolving Loans or the Term Loan and the Bank receives any principal payment with respect to such loan on any date other than the last day of the interest period applicable to such loan, the Company shall pay the Bank the amount required to compensate the Bank for any losses, costs or expenses it may have incurred and may reasonably incur as a result of such payment.

     Under the terms of the Credit Agreement, the Company is required to comply with a number of covenants including minimum equity, debt to equity ratios, and minimum net income tests. At March 31, 1996, the Company was not in compliance with the minimum net income and minimum equity covenants, and on June 30, 1996 the Company was not in compliance with the minimum net income covenant. Noncompliance resulted from the operating losses associated with lower than anticipated revenues. On May 24, 1996 the Bank granted waivers of the minimum net income and minimum equity covenants as of March 31, 1996 for the period then ended, and on July 31, 1996, the Bank granted a waiver of the net income covenant as of June 30, 1996 for the period then ended. On August 13, 1996, the Credit Agreement was amended to establish new minimum equity and maximum net loss covenants for the remaining two quarters of 1996 and to set quarterly frequency and limits on the debt service coverage ratio covenant through maturity. As of December 31, 1996 the Company was not in compliance with the minimum net income and the minimum debt service coverage covenants. On March 14, 1997 the Bank granted waivers of these covenants as of December 31, 1996 and for the period then ended, set new thresholds for these covenants for the quarterly reporting periods of 1997, and increased the maximum cash capital expenditure threshold from $200,000 to $500,000 per year.

     In connection with the partial prepayment of the term loan portion of the Company's indebtedness to the Bank and the release of the mortgage granted to the Bank with respect to the Company's former headquarters in Beverly, Massachusetts, the Company issued to Beverly Hospital Corporation ("BHC") the BHC Note in an initial principal amount of $1,500,000. All principal outstanding under the BHC Note, together with any accrued, unpaid interest thereon, was due and payable on September 1, 1996.

     On August 29, 1996, the Company refinanced the BHC Note by issuing to Primary Bank the Primary Note due August 29, 2011 in an initial principal amount of $1,500,000. The Company's indebtedness evidenced by the Primary Note bears interest at an annual rate of 9.25% per annum until August 29, 1999; and thereafter, adjusted annually to the Prime Rate plus one percent. The principal and interest are repayable in 180 equal monthly installments. In accordance with the terms of the Primary Note, the Company may prepay amounts outstanding thereunder, in whole or in part, at any time without premium or penalty.

     Historically, the Company has not required major expenditures for capital equipment. In 1994, 1993 and 1992, purchases of fixed assets totaled $57,190, $109,077 and $178,781 respectively, which were primarily purchases of computer hardware and software. In 1995 capital expenditures totaled $2,032,025, $1,824,728 of which related to the purchase, renovation and furnishing of the Company's new headquarters building in Salem, New Hampshire, and $108,000 was for the purchase of a new CNC machining center for the SDD Division. Capital expenditures in 1996 totaled $196,302.

        The Company believes that its available financial resources are adequate to meet its foreseeable working capital, debt service and capital expenditure requirements.

Inventory Obsolescence

     The potential for inventory obsolescence of older products as the Company develops new products is not significant. With the exception of the Company's new line of fiber optic lighting products and fluorescent light dimming systems and electronic ballasts which was a new product line in 1993, the Company's product offerings have remained substantially the same for twenty years, with new enhancements introduced periodically. Enhanced versions of old products are not introduced to the market until the old components being replaced in the new configurations are appropriately reduced. New product additions to existing lines are generally designed to accommodate new and different applications, have features that are quite different from existing products, and do not impact the demand for other, older products.

Foreign Currency Fluctuations

     Foreign currency fluctuations have had a minor impact on the Company's results of operations. Specifically, the Company has Swiss Franc contracts to purchase watches at an agreed fixed cost and corresponding contracts with the General Services Administration to sell those watches at a fixed price. For 1996, currency exchange rate fluctuations totaled $13,103 under anticipated costs of $262,462.

                          ITEM 7. FINANCIAL STATEMENTS

     The information required by Item 7. Is presented on pages 15 through 35 of this Form 10-KSB. The index to the Company's Financial Statements is set forth below:

                                                                  Page(s)

     Report of Independent Public Accountants                       13

     Consolidated Balance Sheets at December 31, 1996               14

     Consolidated Statements of Operations for the
              Years Ended December 31, 1996 and 1995                15

     Consolidated Statements of Stockholder's Investment
               for the Years Ended December 31, 1996 and 1995       16

     Consolidated Statements of Cash Flows for the
              Years Ended December 31, 1996 and 1995                17

     Notes to Consolidated Financial Statements                   18 - 33

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Directors and Stockholders of
Stocker & Yale, Inc.:

We have audited the accompanying consolidated balance sheets of Stocker & Yale, Inc. (a Massachusetts corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' investment and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stocker & Yale, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP



Boston, Massachusetts
March 14, 1997

                      STOCKER & YALE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                   December 31,
                                                              1996            1995

CURRENT ASSETS
  Cash and cash equivalents                              $   1,244,418   $      22,033
  Trade receivables, less reserves of approximately
    $166,000 in 1996 and $54,000 in 1995                     1,410,774       1,897,943
Prepaid income taxes                                           353,668         323,963
Inventories                                                  3,701,019       3,836,653
Prepaid expenses                                               131,478         159,013
                                                         -------------   -------------
     Total current assets                                    6,841,357       6,239,605
                                                         -------------   -------------
PROPERTY, PLANT AND EQUIPMENT, NET                           3,134,717       3,365,949
                                                         -------------   -------------
NOTE RECEIVABLE                                              1,000,000       1,000,000
                                                         -------------   -------------
GOODWILL, NET OF ACCUMULATED AMORTIZATION                    8,721,800       9,005,729
                                                         -------------   -------------
DEBT ISSUANCE COSTS, NET OF ACCUMULATED AMORTIZATION           138,490         169,687
                                                         -------------   -------------
                                                         $  19,836,364   $  19,780,970
                                                         =============   =============

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Current portion of long-term debt                      $     357,569   $     266,358
  Mortgage note payable                                              -       1,500,000
  Subordinated notes payable                                         -       1,000,000
  Accounts payable                                           1,373,121       1,527,468
  Accrued expenses                                             547,654         475,136
  Accrued income taxes                                               -         265,918
  Short-term lease obligation                                        -          58,560
                                                         -------------   -------------
     Total current liabilities                               2,278,344       5,093,440
                                                         -------------   -------------
LONG-TERM DEBT                                               4,021,570       4,163,273
                                                         -------------   -------------
OTHER LONG-TERM LIABILITIES                                    564,688         684,479
                                                         -------------   -------------
DEFERRED INCOME TAXES                                        1,012,685       1,215,280
                                                         -------------   -------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' INVESTMENT:
  Common stock, par value $0.001 at
   December 31, 1996 and 1995-
     Authorized--10,000,000 shares at
       December 31, 1996 and 2,400,000 in 1995
     Issued and outstanding--2,567,894 shares
       and 1,712,914 shares at December 31, 1996
      and 1995, respectively                                     2,568           1,713
  Paid-in capital                                           10,822,705       6,845,685
  Retained earnings                                          1,133,804       1,777,100
                                                         -------------   -------------
Total stockholders' investment                              11,959,077       8,624,498
                                                         -------------   -------------
                                                         $  19,836,364   $  19,780,970
                                                         =============   =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      STOCKER & YALE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                     For the Years Ended
                                                        December 31,
                                                   1996              1995

NET SALES                                     $  10,782,078    $  13,004,675

COST OF SALES                                     6,909,266        8,386,170
                                              -------------    -------------
         Gross profit                             3,872,812        4,618,505

SELLING EXPENSES                                  1,749,492        1,703,704

GENERAL AND ADMINISTRATIVE EXPENSES               2,073,101        2,112,248

RESEARCH AND DEVELOPMENT                            424,637          220,290
                                              -------------    -------------
         Operating (loss) income                   (374,418)         582,263

LOSS ON SALE OF REAL ESTATE                               -         (282,565)

INTEREST EXPENSE                                   (546,770)        (661,907)
                                              -------------    -------------
         Loss before income tax benefit            (921,188)        (362,209)

INCOME TAX BENEFIT                                 (277,892)         (52,270)
                                              -------------    -------------
         Net loss                             $    (643,296)   $    (309,939)
                                              =============    =============

LOSS PER SHARE                                   $ (0.34)         $ (0.19)
                                                 =======          =======
WEIGHTED-AVERAGE COMMON SHARES
 AND EQUIVALENTS                               1,891,116        1,660,590
                                                =========        =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      STOCKER & YALE, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT


                                                                                              Total
                                       Common Stock            Paid-in         Retained   Stockholders'
                                   Shares       Amount         Capital         Earnings     Investment
BALANCE, DECEMBER 31, 1994        1,538,062    $  1,538     $ 6,069,360    $2,087,039    $ 8,157,937

   Sale of common stock             174,852         175         776,325             -        776,500

   Net loss                               -           -               -      (309,939)      (309,939)
                                  ---------    --------     -----------  ------------    -----------
BALANCE, DECEMBER 31, 1995        1,712,914       1,713       6,845,685     1,777,100      8,624,498

   Sale of common stock, net of
   issuance cost                    850,000         850       3,950,885             -      3,951,735

   Issuance of common stock to
   employees                          4,980           5          26,135             -         26,140

   Net loss                               -           -               -      (643,296)      (643,296)
                                  ---------    --------     -----------  ------------    -----------

BALANCE, DECEMBER 31, 1996        2,567,894    $  2,568     $10,822,705    $1,133,804    $11,959,077
                                  =========    ========     ===========    ==========    ===========


                 The accompanying notes are an integral part of
                    these consolidated inancial statements.

                      STOCKER & YALE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For the Years Ended
                                                                          December 31,
                                                                     1996               1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $  (643,296)    $  (309,939)
  Adjustments to reconcile net loss to net cash
   provided by operating activities-
    Loss on disposal of assets                                           -         228,565
    Depreciation and amortization                                  781,664         975,516
    Deferred income taxes                                         (232,300)       (449,711)
    Other changes in assets and liabilities-
      Accounts receivable, net                                     487,169        (107,675)
      Inventories                                                  135,634        (529,602)
      Prepaid expenses                                              27,535         120,863
      Accounts payable                                            (154,347)        179,856
      Accrued expenses                                              72,518        (122,670)
      Accrued taxes                                               (265,918)        176,580
      Issuance of common stock to employees                         26,140               -
      Other long-term liabilities                                 (119,791)         87,357
                                                              -------------   -------------

         Net cash provided by operating activities                 115,008         249,140
                                                              -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                      (196,302)     (2,032,025)
  Proceeds from sale of property, plant and equipment                    -       1,095,462
                                                              -------------   -------------

           Net cash used for investing activities                 (196,302)       (936,563)
                                                              -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of common stock                        3,951,735         664,000
   Payments of bank debt                                        (1,188,587)     (6,679,156)
   Proceeds from bank debt                                          41,108       2,836,708
   Proceeds from subordinated notes                              1,350,000       1,000,000
   Proceeds from mortgage note payable                                   -       1,500,000
   Repayments of term loans and subordinated notes              (2,753,017)     (1,482,218)
   Proceeds from term loans                                              -       3,075,141
   Payments on capital lease                                       (58,560)        (48,810)
   Deferred financing costs                                        (39,000)       (164,553)
                                                              -------------   -------------

           Net cash provided by financing activities             1,303,679         701,112
                                                              -------------   -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        1,222,385          13,689

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        22,033           8,344
                                                              -------------   -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                         $ 1,244,418     $    22,033
                                                                ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                $   601,776     $   681,953
                                                                ===========      ==========
 Taxes paid                                                    $   241,691     $   110,578
                                                                ===========      ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  Note receivable from the sale of property,
    plant and equipment                                        $        -      $ 1,000,000
                                                                ===========      ==========
  Issuance of 25,333 shares in consideration of
    personal guarantees associated with financing              $        -      $   112,500
                                                                ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      STOCKER & YALE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


(1)  ORGANIZATION AND OPERATIONS

     On June 14, 1989, Stocker & Yale, Inc. (the Company) was acquired by S&Y Acquisition Corp., a privately held corporation. The Company was merged with and into S&Y Acquisition Corp., with the Company being the surviving corporation. S&Y Acquisition Corp. financed the acquisition through the issuance of its common stock, borrowings under a revolving line of credit, issuance of subordinated notes payable and cash of the Company.

     The Company, incorporated in 1951, designs, manufactures, assembles and markets a diversified line of products. In its Salem, New Hampshire, facility, the Company manufactures a variety of optical and measuring instruments, including microscope illuminators, magnifiers and machine vision lighting systems, machine tool projectors and tool analyzers, land navigation compasses and military-type mechanical watches. The Company sells its compasses and watches to a wide variety of customers including the U.S. Government. Under the MFE brand name, the Company manufactures a broad range of oscillographic recorders and thermal printers. These products are produced for both the original equipment manufacturer and end-user markets and are used in diverse applications including medical, laboratory, general industrial and commercial applications. In 1996, the Company expanded its product line by marketing and developing fiber-optic lighting products.

     The Company's Stilson and Die-Draulics Division manufactures a wide range of machine tool components, material handling accessories and pressure control systems at its facility in Fraser, Michigan. These products are sold to the automotive, electronic, food, pharmaceutical and appliance industries.

     Stocker & Yale Hong Kong Limited was formed in March 1995 as a 95%-owned subsidiary of the Company. This entity was formed to facilitate distribution of watches and compasses in Southeast Asia. The operations of this entity are consolidated into the accompanying consolidated financial statements.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management's estimates and assumptions.

                      STOCKER & YALE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Accounting for Long-Lived Assets

     The Company periodically assesses the realizability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS No. 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. Based on its review, the Company does not believe that any material impairment of its long-lived assets has occurred.

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Stocker & Yale Foreign Sales Corp. and Stocker & Yale Hong Kong Limited. All significant intercompany balances and transactions have been eliminated.

     Revenue Recognition

     The Company recognizes revenue as products are shipped.

     Property, Plant and Equipment

     The Company provides for depreciation on a straight-line basis by charges to expense in amounts estimated to amortize the costs of property, plant and equipment over their estimated useful lives. Rates used to compute depreciation are based on the following estimated useful lives:

                Asset Classification            Estimated Useful Life

        Building and building improvements          25 to 40 Years
        Machinery and equipment                      5 to 10 Years
        Furniture and fixtures                       3 to 10 Years

                      STOCKER & YALE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)



(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Property, Plant and Equipment (Continued)

     Property, plant and equipment, net, consist of the following:

                                                     December 31, 1996
                                                     -----------------
                                                      Accumulated     Net Book
                                            Cost     Depreciation       Value

     Land                                 $  446,300  $        -  $  446,300
     Building and building improvements    2,469,609     371,203   2,098,406
     Machinery and equipment               4,140,402   3,835,242     305,160
     Furniture and fixtures                  828,477     543,626     284,851
                                          ----------  ----------  ----------

                                          $7,884,788  $4,750,071  $3,134,717
                                          ==========  ==========  ==========

                                                     December 31, 1995
                                                     -----------------
                                                      Accumulated     Net Book
                                            Cost     Depreciation       Value

     Land                                 $  446,300  $        -  $  446,300
     Building and building improvements    2,400,119     296,747   2,103,372
     Machinery and equipment               4,213,625   3,629,604     584,021
     Furniture and fixtures                  629,473     397,217     232,256
                                          ----------  ----------  ----------

                                          $7,689,517  $4,323,568  $3,365,949
                                          ==========  ==========  ==========

     Total depreciation of property, plant and equipment amounted to approximately $424,000 and $566,000 for the periods ended December 31, 1996 and 1995, respectively.

     Goodwill and Debt Issuance Costs

     The 1989 acquisition of Stocker & Yale, Inc. by S & Y Acquisition Corp. resulted in $10,749,000 of goodwill, which is being amortized over 40 years.

     Intangibles consist of the following:

                                                December 31, 1996
                                                -----------------
                                                 Accumulated     Net Book
                                       Cost     Amortization      Value

        Goodwill                    $10,749,000   $2,027,200  $8,721,800
        Debt issuance costs             316,053      177,563     138,490

                      STOCKER & YALE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Goodwill and Debt Issuance Costs (Continued)

                                             December 31, 1995
                                             -----------------
                                              Accumulated     Net Book
                                    Cost     Amortization      Value

     Goodwill                     $10,749,000   $1,743,271  $9,005,729
     Debt issuance costs              277,053      107,366     169,687

     Amortization of goodwill was approximately $284,000 for the year ended December 31, 1996 and approximately $290,000 for the year ended December 31, 1995.

     The Company evaluates the net realizable value of intangible assets on an ongoing basis relying on a number of factors including operating results, business plans, budgets and economic projections. In addition, the Company's evaluation considers nonfinancial data such as market trends, product development cycles and changes in management's market emphasis. When an impairment in the carrying value has occurred, it is the Company's policy to reduce the carrying amount of the impaired asset to its fair market value.

     Financing costs related to certain loans have been capitalized and are being amortized over the life of the related loans. Amortization expense related to financing cost was approximately $70,000 and $60,000 for the years ended December 31, 1996 and 1995, respectively.

     Income Taxes

     The Company accounts for income taxes under the asset and liability method. Under this method the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax basis of the assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Inventories

     Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead.

                      STOCKER & YALE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Earnings (Loss) per Share

     Earnings (loss) per share are calculated using the weighted-average number of common shares outstanding, plus the dilutive effect of any options or warrants outstanding.

     All share amounts and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect the 1-to-5 reverse stock split, which occurred on December 28, 1995.

     Cash and Cash Equivalents and Financial Instruments

     For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The risk is limited due to the relatively large number of customers composing the Company's customer base and their dispersion across many industries and geographic areas within the United States, Europe and Asia.

     Fair Values of Financial Instruments

     The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, current maturities of long-term debt, accounts payable and long-term debt. The estimated fair value of these financial instruments approximates their carrying value as of December 31, 1996.

                      STOCKER & YALE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)

(3)  INCOME TAXES

     The components of the income tax (benefit) are as follows:

                             For the Years Ended
                                December 31,
                            1996              1995

        Current-
           Federal         $       -    $ 260,820
           State                   -       80,526
                           ---------    ---------

                                   -      341,346
                           ---------    ---------

        Deferred-
           Federal          (216,345)    (295,212)
           State             (61,547)     (98,404)
                           ---------    ---------

                            (277,892)    (393,616)
                           ---------    ---------

                           $(277,892)   $ (52,270)
                           =========    =========

     The following is a reconciliation of the federal income tax (benefit) calculated at the statutory rate of 34% to the recorded amount:

                                                             For the Years
                                                           Ended December 31,
                                                          1996          1995

    Applicable statutory federal income tax benefit
                                                       $(313,204)    $(123,151)
    State income taxes, net of federal income tax
        benefit                                          (55,271)      (21,733)
    Goodwill amortization                                 96,560        98,754
    Other, net                                            (5,977)       (6,140)
                                                      ----------    ----------

                                                       $(277,892)    $ (52,270)
                                                       =========     =========

                      STOCKER & YALE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)

(3)  INCOME TAXES (Continued)

     The significant items composing the deferred tax asset and liability at December 31, 1996 and 1995 are as follows:

                                                     1996                      1995
                                             Current    Long-Term        Current     Long-Term
     Assets-
       Reserves not currently deductible   $252,548    $         -   $    223,901   $         -
       Other                                101,120              -        107,144             -
                                           --------   ------------   ------------   -----------

              Total assets                  353,668              -        331,045             -
                                           --------   ------------   ------------   -----------

     Liabilities-
        Accelerated depreciation and
          property-basis differences              -       (746,217)             -      (738,655)
       Note receivable                            -       (402,700)             -      (402,700)
       Other                                      -        136,232         (7,082)      (73,925)
                                           --------   ------------   ------------   -----------

              Total liabilities                   -     (1,012,685)        (7,082)   (1,215,280)
                                           --------   ------------   ------------   -----------

              Net assets (liabilities)     $353,668    $(1,012,685)  $    323,963   $(1,215,280)
                                           ========    ===========   ============   ===========

(4)  INVENTORIES

     Inventories are as follows:

                                                  December 31,
                                               1996          1995

        Finished goods                       $  895,672     $   863,428
        Work-in-process                         398,433         482,712
        Raw materials                         2,406,914       2,490,513
                                           ------------   -------------

                                             $3,701,019     $ 3,836,653
                                             ==========     ===========

                      STOCKER & YALE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)

(5)  NOTE RECEIVABLE

     On September 5, 1995, the Company sold its manufacturing facility in Beverly, Massachusetts, for $1.2 million in cash and a note receivable of $1 million from the buyer. The note bears interest at 6.32%, payable monthly in arrears. The terms of the note require interest-only payments for the first five years, with monthly principal and interest payments of $19,482 commencing October 1, 2000 through maturity on September 1, 2005. The note is secured by a letter of credit with a bank.

(6)  LONG-TERM DEBT

     As of December 31, 1996 and 1995, debt consisted of the following:

                                                                                 December 31,
                                                                                1996           1995
     Revolving line of credit, maturing March 31, 1998, payable to a bank, with an interest rate at the bank's prime lending rate plus
     1/2 % at December 31, 1996 (8.75%)                                      $        -      $2,753,018

     Revolving line of credit, maturing April 1997, payable to a Hong Kong bank, with an interest rate at the bank's prime lending rate
     as defined (8.25%) at December 31, 1996                                    124,799          83,690

     Mortgage note payable, maturing August 29, 2011, payable to a bank,
     with an interest rate of 9.25% as of December 31, 1996                   1,484,446               -

     Term loan, maturing on March 1, 2000, payable to a bank, with an
     interest rate of prime plus 1/2% (8.75%) at December 31, 1996            1,336,986       1,488,386

     Convertible subordinated notes payable, maturing on May 1, 2001,
     interest payable quarterly in arrears at 7.25%                           1,350,000               -

     Equipment loan, maturing October 17, 2000, payable to a bank, with
     an interest rate at 8.80%                                                   82,908         104,537
                                                                             ----------      ----------

     Less--Current portion of long-term debt                                    357,569         266,358
                                                                             ----------      ----------

                                                                             $4,021,570      $4,163,273
                                                                             ==========      ==========

                      STOCKER & YALE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)

(6)  DEBT (Continued)

     The revolving line of credit has a maximum credit limit of the lesser of $4,000,000 or a borrowing base as defined in the Credit Agreement, which is composed of the Company's eligible accounts receivable and inventory, $2,530,114 at December 31, 1996. The line has a floating interest rate of 1/2% above the bank's prime lending rate. There were no borrowings outstanding as of December 31, 1996.

     The Company has a five-year term loan with the same bank, with an original principal amount of $2,767,000. The monthly principal payments on this note are $13,420. The loan has a floating interest rate of 1/2% above the bank's prime lending rate. The loan matures on March 1, 2000, at which time all unpaid interest and principal amounts are due in full.

     The revolving line of credit and the term loan discussed above require the Company to comply with several affirmative and negative covenants, including certain financial tests and ratios such as debt service coverage, net income requirements and other items. The loans are collateralized by substantially all of the Company's assets and a personal guaranty, to the extent of $1,000,000, by the Chairman of the Board.

     In exchange for the personal guarantees discussed above, the Chairman of the Board received 5% of the face amount of the guarantees in common stock of the Company, which amounted to $112,500. This amount is included in debt acquisition costs and is being amortized over the lives of the respective loan and note agreements.

     On September 5, 1995, the Company sold its manufacturing facility in Beverly, Massachusetts, and purchased a manufacturing facility in Salem, New Hampshire. In conjunction with this purchase, the Company issued a one-year $1,500,000 mortgage note payable to the buyer of its Beverly, Massachusetts, facility in exchange for $1,500,000 in cash, which was utilized to purchase the Salem facility. This mortgage note payable was paid in full in August of 1996 with proceeds from a new 15 year mortgage note payable to a bank for $1,500,000. The interest rate on the note is fixed at 9.25% until August 29, 1999. Thereafter, the interest rate shall be calculated by the bank on an annual basis, at the Banks prime rate, as defined, plus one percent (1.00%). The note is secured by the property.

     In May of 1996, the Company paid in full the holders of $1,000,000 in subordinated notes payable with proceeds from the issuance of $1,350,000 in convertible subordinated notes payable. These new notes pay interest quarterly in arrears at 7.25% and mature on May 1, 2001. At the option of the holders, the principal portion of the notes is convertible into shares of the Company's common stock at a conversion rate of $7.38 per share. These notes are subordinated to the Company's revolving line of credit and five-year term loan.

                      STOCKER & YALE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)

(6)  DEBT (Continued)

     As of December 31, 1996, the Company was not in compliance with certain financial covenants set forth in the Credit Agreement of it's revolving line of credit and five-year term loan, as amended. On March 14, 1997, the Company obtained a waiver for these events of noncompliance. In addition to the waiver, the Credit Agreement was amended such that the Company's cumulative net loss for the calendar period ended March 31 must not exceed $15,000, and the Company's cumulative net income must June 30, September 30 and December 31 must be greater than $0, $35,000, and $100,000, respectively. The Credit Agreement was also amended to change the certain other covenant requirements related to debt service coverage and capital expenditures.

(7)  STOCKHOLDERS' INVESTMENT

     On September 17, 1996, the Company amended and restated their articles of incorporation, whereby common stock authorized for issuance increased from 2,400,000 shares to 10,000,000 shares.

     In October of 1996, the Company completed a secondary public offering. A total of 850,000 shares of the Company's common stock was sold for $3,951,735, net of issuance costs.

     During 1995, 149,519 shares were sold via two private placements in the U.S. Net proceeds of these transactions were approximately $664,000. In conjunction with the refinancing of the Company's debt in March 1995, 25,333 shares were issued to a principal stockholder in exchange for certain personal guarantees of the Company's debt.

(8)  EMPLOYEE BENEFITS AND STOCK OPTIONS

     The Company has two noncontributory defined benefit pension plans that cover a majority of Company employees. The accrued benefit is determined based on credited service as of the employee's retirement date. Employees become fully vested after five years.

     The Company froze the benefits of the defined benefit pension plans during August 1993. The Company will report a curtailment gain in accordance with SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, after all benefit payments are made; the Company does not believe that the curtailment gain will have a material impact on the financial position or operations of the Company.

                      STOCKER & YALE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)

(8)  EMPLOYEE BENEFITS AND STOCK OPTIONS (Continued)

     The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets:

                                                                                 December 31,
                                                                               1996        1995
      Actuarial present value of benefit obligations-
         Accumulated benefit obligation, including vested benefits of
           $407,825 in 1996 and $354,253 in 1995                            $(425,760)   $(354,253)
                                                                            =========    =========

      Projected benefit obligation for service rendered to date             $(425,760)   $(354,253)
      Plan assets at fair value, guaranteed investment contract with an
        insurance company                                                     678,377      393,530
      Unrecognized net gain                                                  (217,733)     (11,347)
      Unrecognized net assets                                                 (45,727)     (75,696)
                                                                            ---------    ---------

               Accrued pension cost (liability)                             $ (10,843)   $ (47,766)
                                                                             ==========   ==========

     Net periodic pension cost (benefit) includes the following components:


                                                    For the Years Ended December 31,
                                                          1996         1995
      Service cost--benefit earned during the period
                                                        $      -      $      -
      Interest cost on projected benefit obligation       27,853        27,752
      Return on plan assets                              (50,250)      (29,150)
      Amortization                                       (13,224)       (4,241)
                                                      ----------      ---------

               Net periodic pension cost (benefit)      $(35,621)     $ (5,639)
                                                        ========      ========

     The weighted-average discount rate and rate of increase in future compensation used in determining the actuarial present value of the projected benefit obligation was 7.0% in 1996 and 8.5% in 1995. The expected long-term rate of return on assets was 8% in 1996 and 1995.

     On January 17, 1994, the Company established the Stocker & Yale 401(k) Plan (the Plan). Under the Plan, employees are allowed to make pretax retirement contributions. In addition, the Company may make matching contributions, not to exceed 100% of the employee contributions, and profit sharing contributions at its discretion. The Company made no such contributions for the Plan years ended December 31, 1996 and 1995. The Company incurred costs of $3,661 and $8,284 in 1996 and 1995, respectively, to administer the Plan.

                      STOCKER & YALE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)

(8)  EMPLOYEE BENEFITS AND STOCK OPTIONS (Continued)

     During 1994, the Company adopted a stock option plan (the Option Plan) for the purpose of issuing both Incentive Options and Nonqualified Options to officers, employees and directors of the Company. Options may be granted under the Option Plan on such terms and at such prices as determined by the Board of Directors, except that the options cannot be granted at less than 100%, or in certain circumstances not less than 110%, of the fair market value of the common stock on the date of the grant. Each option will be exercisable after the period or periods specified in the option agreement, but no option may be exercised after the expiration of 10 years from the date of grant.

     In March of 1996, the Company adopted the 1996 Stock Option and Incentive Plan for the purpose of issuing both Incentive Options and Nonqualified Options to officers, employees and directors of the Company. A total of 150,000 shares of common stock were reserved for issuance under this plan. In December of 1996, the Company awarded 4,980 shares of common stock to employees through the 1996 Stock Option Plan. Accordingly, the Company has recognized approximately $26,000 in compensation expense in the accompanying financial statements. Options may be granted under the Option Plan on such terms and at such prices as determined by the Board of Directors, except that the options cannot be granted at less than 100%, or in certain circumstances not less than 110%, of the fair market value of the common stock on the date of the grant. Each option will be exercisable after the period or periods specified in the option agreement, but no option may be exercised after the expiration of 10 years from the date of grant. As of December 31, 1996 no options were exercisable.

     The following is a summary of the 1996 and 1994 stock option plan activity:

                                                        Number
                                                      of Shares     Price Range

        Outstanding at December 31, 1994                  89,040    $   7.25
             Granted                                      50,000    $3.70-$ 4.55
             Exercised                                         -          -
             Lapsed                                       (4,600)       7.25
                                                         -------    ------------

        Outstanding at December 31, 1995                 134,440    $3.70-$ 7.25
             Granted                                      70,000    $5.25-$ 6.00
             Exercised                                         -          -
             Lapsed                                       (1,000)       4.55
                                                         -------    ------------

        Outstanding at December 31, 1996                 203,440    $3.70-$ 7.25
                                                         =======    ============

        Exercisable at December 31, 1996                  84,440       $7.25
                                                         =======       =====

        Weighted-average option price for all options                  $5.88
                                                                       =====

                      STOCKER & YALE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)


(8)  EMPLOYEE BENEFITS AND STOCK OPTIONS (Continued)

     In addition to the options listed above, as of December 31, 1996, there are 42,000 options outstanding to nonemployees to purchase shares of the Company's common stock at prices ranging from $4.30-$5.30 per share. These options were issued in 1994 and 1995 and expire beginning on August 26, 1998.

     During 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation costs for those plans using the method of accounting prescribed by APB Opinion 25. Entities electing to remain with the accounting in APB Opinion 25 must make pro forma disclosures of net income and, if presented, earnings per share as if the fair value based method of accounting defined in SFAS No. 123 has been applied.

     The Company has elected to account for its stock-based compensation plan under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1995 and 1996 using the Black-Scholes option-pricing model as prescribed by SFAS No. 123, using the following weighted-average assumptions for grants in 1996 and 1995:

                                              1996           1995

        Risk-free interest rate              7.29%           6.67%
        Expected dividend yield                -               -
        Expected life                       10 Years       10 Years
        Expected volatility                  50.10%         50.10%

                      STOCKER & YALE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)


(8)  EMPLOYEE BENEFITS AND STOCK OPTIONS (Continued)

     The total value of options granted during 1995 and 1996 would be amortized on a pro forma basis over the vesting period of the options. Options generally vest equally over two years. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net income and net income per share would have decreased as reflected in the following pro forma amounts:

                                             Year Ended December 31,
                                               1996        1995

      Net loss-
        As reported                         $(643,296)   $(309,939)
        Pro forma                            (808,071)    (359,769)
      Net income per share-
        As reported                           (0.34)       (0.19)
        Pro forma                             (0.43)       (0.22)

     Set forth below is a summary of options granted in 1996 and 1995:

                                   Options Outstanding                                         Options Exercisable
      ---------------------------------------------------------------------------------   ----------------------------
                                           Weighted-Average
                          Outstanding        Remaining
      Exercise Price       Shares at        Contractual     Weighted-Average  Per Share   Exercisable  Weighted-Average
           Range       December 31, 1996    Life (Years)    Exercise Price    Fair Value   Options     Exercise Price
      $3.70-$4.55             52,000           9 Years          $4.43           $3.17          -             $  -
      $5.00-$6.00             79,000           9 Years           5.89            4.16          -                -

                      STOCKER & YALE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)


(9)  COMMITMENTS AND CONTINGENCIES

     Total rent expense for operating leases charged to operations for the periods ended December 31, 1996 and 1995 was $20,100 and $34,000, respectively. Minimum commitments under leases in effect at December 31, 1996 are as follows:

                                                      Operating
           Year                                        Leases

           1997                                       $   12,759
           1998                                           11,064
           1999                                            9,079
           Thereafter                                          -
                                                      ----------

                    Total minimum lease payments      $   32,902
                                                      ==========

(10) SEGMENTED INFORMATION

     The Company's operations were conducted primarily within the following industry segments for the fiscal years ended December 31, 1996 and 1995:

                                                   December 31, 1996
                                  ----------------------------------------------
                                     Measuring            Machine
                                  and Inspection        Components
                                    Instruments       and Accessories      Total

     Net sales                    $ 6,694,860       $ 4,087,218      $10,782,078
     Operating income (loss)         (383,751)            9,333         (374,418
     Capital expenditures             172,876             8,249          181,125
     Depreciation expense             224,871           204,514          429,385
     Amortization expense             211,367           140,911          352,278
     Fixed assets, net              2,188,748           945,969        3,134,717
     Total identifiable assets     18,284,051         1,552,313       19,836,364

                                                   December 31, 1995
                                  ----------------------------------------------
                                     Measuring            Machine
                                  and Inspection        Components
                                    Instruments       and Accessories      Total

     Net sales                    $ 8,684,411       $4,320,264       $13,004,675
     Operating income                  64,325          517,938           582,263
     Capital expenditures           1,920,967          111,058         2,032,025
     Depreciation expense             418,968          146,902           565,870
     Amortization expense             266,270          143,376           409,646
     Fixed assets, net              2,304,302        1,061,647         3,365,949
     Total identifiable assets     12,857,630        6,923,340        19,780,970

                      STOCKER & YALE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)


(10) SEGMENTED INFORMATION (Continued)

     Sales to unaffiliated customers in foreign countries represented approximately 11% and 10% of net sales for fiscal 1996 and 1995, respectively. The Company's export sales are denominated in U.S. dollars.

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III.

              ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information pertaining to directors and executive officers of the Company is set forth under "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1997 (the "Proxy Statement"), and is incorporated herein by reference.

     The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by the directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock required by this item is set forth under "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement and is incorporated herein by reference.

                         ITEM 10. EXECUTIVE COMPENSATION

     Information pertaining to executive compensation is set forth under "Compensation of Executive Officers and Directors" in the Company's Proxy Statement and is incorporated herein by reference.

     ITEM 11. SECURITY OWNERSHIP OF CERTIAN BENEFICIAL OWNERS AND MANAGEMENT

     Information pertaining to security ownership of management and certain beneficial owners of Company Common Stock is set forth under "Voting Securities and Principal Holders Thereof" in the Company's Proxy Statement and is incorporated herein by reference.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information pertaining to certain relationships and related transactions is set forth under "Certain Relationships and Related Transactions" in the Company's Proxy Statement and is incorporated herein by reference.

                ITEM 13. EXHIBITS, LISTS, AND REPORTS ON FORM 8-K

(a) The following is a complete list of Exhibits filed as part of this Form 10-KSB.

Exhibit
Number             Description
------             -----------

3.1 Amended and Restated Articles of Organization of the Registrant, incorporated by reference to Exhibit 3.1 of Stocker & Yale's Form SB-2, Amendment No.1., filed October 11, 1996.

3.2 Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of Stocker & Yale's Form 10-SB, as amended, filed on November 2, 1995.

4.1 Escrow Agreement by and among the Registrant and the parties named therein, incorporated by reference to Exhibit 4.1 of Stocker & Yale's Form 10-SB, as amended, filed on November 2, 1995.

4.2 Subordinated Note & Warrant Purchase Agreements, incorporated by reference to Exhibit 10.7 of Stocker & Yale's Form 10-SB, as amended, filed on November 2, 1995.

10.1(a) Credit Agreement, dated as of March 6, 1995, by and between the Company and Shawmut Bank, N.A., incorporated by reference to Exhibit 10.1(a) of Stocker & Yale's Form 10-SB, as amended, filed on November 2, 1995.

10.1(b) Waiver and Amendment No. 1 to the Credit Agreement, dated as of August, 16, 1995, incorporated by reference to Exhibit 10.1(b) of Stocker & Yale's Form 10-SB, as amended, filed on November 2, 1995.

10.1(c) Consent under, and Second Amendment, to Credit Agreement and Amendment to Term Note, dated as of August 25, 1995, incorporated by reference to Exhibit 10.1(c) of Stocker & Yale's Form 10-SB, as amended, filed on November 2, 1995.

10.1(d) Waiver and Amendment No. 3 to the Credit Agreement, dated as of March 15, 1996, incorporated by reference to Exhibit 10.14 of Stocker & Yale's Form 10-KSB for the fiscal year ended December 31, 1995.

10.1(e) Waiver of certain provisions of the Credit Agreement dated May 24, 1996, incorporated by reference to Exhibit 10.1 of Stocker & Yale's Form 10-QSB for the period ended June 30, 1996.

10.1(f) Waiver of certain provisions of the Credit Agreement dated July 31, 1996, incorporated by reference to Exhibit 10.2 of Stocker & Yale's Form 10-QSB for the period ended June 30, 1996.

10.1(g) Amendment No. 4 to the Credit Agreement, dated August 13, 1996, for the fiscal year ending December 31, 1996, incorporated by reference to
          Exhibit 10.3 of Stocker & Yale's Form 10-QSB for the period ending June 30, 1996.

*10.1(h)  Waiver and Amendment No. 5 to the Credit Agreement, dated
          March 14, 1997.

10.2 Security Agreement, dated March 6, 1995, by and between the Company and Shawmut Bank, N.A., incorporated by reference to Exhibit 10.2 of Stocker & Yale's Form 10-SB, as amended, filed on November 2, 1995.

10.3 Mortgage (Michigan), incorporated by reference to Exhibit 10.3 of Stocker & Yale's Form 10-SB, as amended, filed on November 2, 1995.

10.4 Promissory Note, due September 1, 1996, issued by the Company to Beverly Hospital Corporation, incorporated by reference to Exhibit
          10.4 of Stocker & Yale's Form 10-SB, as amended, filed on November 2, 1995.

10.5 Mortgage (New Hampshire), incorporated by reference to Exhibit 10.5 of Stocker & Yale's Form 10-SB, as amended, filed on November 2, 1995.

10.6 Purchase and Sale Agreement, dated as of August 28, 1995, by and between the Company and John Hancock Mutual Life Insurance Company, incorporated by reference to Exhibit 10.6 of Stocker & Yale's Form 10-SB, as amended, filed on November 2, 1995.

10.7 Form of Convertible Subordinated Note Purchase Agreement by and between the Company and the Purchasers named therein, incorporated by reference to Exhibit 4.1 of Stocker & Yale's Form 10-QSB for the period ended March 31, 1996.

10.8(a) Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit 10.8(a) of Stocker & Yale's Form 10-SB, as amended, filed on November 2, 1995.

10.8(b) Form of Incentive Option Agreement for employees under the Amended and Restated 1994 Stock Option Plan, incorporated by reference to
          Exhibit 0.8(b) of Stocker & Yale's Form 10-SB, as amended, filed on November 2, 1995.

10.8(c) Form of Nonqualified Option Agreement for employees under the Amended and Restated 1994 Stock Option Plan, incorporated by reference to
          Exhibit 10.8 (c) of Stocker & Yale's Form10-SB, as amended, filed on November 2, 1995.

10.8(d) Form of Nonqualified Option Agreement for Outside Directors under the Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit 10.8(d) of Stocker & Yale's Form10-SB, as amended, filed on November 2, 1995.

10.9 Form of Option Agreement for Outside Directors outside the Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit
          10.9 of Stocker & Yale's Form 10-SB, as amended, filed on November 2, 1995.

10.10 1995 Senior Management Profit Sharing Plan, incorporated by reference to Exhibit 10.10 of Stocker & Yale's Form 10-SB, as amended, filed on November 2, 1995.

10.11     1994 Employee Stock Bonus Plan, incorporated by reference to Exhibit
          10.11 of Stocker & Yale's Form 10-SB, as amended, filed on November 2, 1995.

10.12     1995 Employee Stock Bonus Plan, incorporated by reference to Exhibit
          10.12 of Stocker & Yale's Form 10-SB, as amended, filed on November 2, 1995.

10.13(a) 1996 Stock Option and Incentive Plan, incorporated by reference to Exhibit A of Stocker & Yale's Proxy Statement for the 1996 Annual Meeting of Stockholders, filed on April 3, 1996.

10.13(b) Form of Incentive Option Agreement for employees under the 1996 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.13(b) of Stocker & Yale's Form 10-KSB, for the fiscal year ended December 31, 1995.

10.13(c) Form of Nonqualified Option Agreement for employees under the Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.13(d) of Stocker & Yale's Form 10-FSB, for the fiscal year ended December 31, 1995.

*10.14(a) Promissory Note, due August 29, 2011, issued by the Company to Primary
          Bank.

*10.14(b) Mortgage Deed and Security Agreement, dated August 29, 1996, granted by the Company to Primary Bank.

*10.14(c) Collateral Assignment of Leases and Rents, dated August 29, 1996, granted by the Company to Primary Bank.

21.1 Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 of Stocker & Yale's Form 10-SB, as amended, filed on November 2, 1995.

-----------------------
*    Filed herewith

(b)  Reports on Form 8-K

     A Form 8-K Current Report dated October 25, 1996 was filed on November 8, 1996 reporting the completion of the Company's public offering of 850,000 shares of Common Stock.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf, thereunto duly authorized.

                                               STOCKER & YALE, INC.

Date: March 25, 1997                  By :   /s/ Mark W. Blodgett
      --------------                         --------------------------------
                                               Mark W. Blodgett, Chairman
                                               and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

        Signature                   Title                          Date
        ---------                   -----                          ----

     /s/ Mark W. Blodgett      Chairman of the Board            March 25, 1997
  -----------------------      of Directors and Chief
       Mark W. Blodgett        Executive Officer


     /s/  James Bickman        President and Director           March 25, 1997
  -------------------------
        James Bickman


     /s/  Alex W. Blodgett     Director and President of        March 25, 1997
  -------------------------    Stilson Division
         Alex W. Blodgett


    /s/ Clifford Abbey         Director                         March 25, 1997
  -------------------------
       Clifford Abbey


     /s/ John M. Nelson        Director                         March 25, 1997
  -------------------------
        John M. Nelson


     /s/ Susan H. Sundell      Senior Vice President-Finance    March 25, 1997
  -------------------------    and Treasurer
        Susan H. Sundell