Form 10QSB
period 1997-03-31
STOCKER & YALE INC
filed 1997-04-30
CIK 94538

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
________________________________________________________________________________

                                 FORM 10-QSB
                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                         Commission file number 0-5460
                  _____________________________________________

                             Stocker & Yale, Inc.
                 (Name of small business issuer in its charter)

               Massachusetts                        04-2114473
(State of other jurisdiction of incorporation    (I.R.S. employer
                           or organization)         identification no.)

                              32 Hampshire Road
                          Salem, New Hampshire 03079
        (Address of principal executive offices   (Zip Code)

                               (603) 893-8778
                         (Issuer's telephone number)
                         ___________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ___X__Yes _____No

As of May 1, 1997 there were 2,567,894.60 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format:  _______Yes   ____X__No

                          PART 1 FINANCIAL STATEMENTS
                     Item 1.1 CONSOLIDATED BALANCE SHEETS
                             STOCKER & YALE, INC.
                                   ASSETS

                                            MARCH 31, 1997    DECEMBER 31, 1996
                                              (unaudited)         (unaudited)
Current Assets:
Cash                                         $   621,994       $ 1,244,418
Accounts Receivable                            1,624,993         1,410,774
Prepaid Taxes                                    353,668           353,668
Inventory                                      4,000,852         3,701,019
Prepaid Expenses                                 294,619           131,478
                                               _________         _________
     Total current assets                      6,896,126         6,841,357

Property, Plant and Equipment, Net             3,149,210         3,134,717
                                               ---------         ---------
Note Receivable                                1,000,000         1,000,000
                                               ---------         ---------
Goodwill, Net of Accumulated Amortization      8,654,600         8,721,800
                                               ---------         ---------
Other Assets                                      52,166                 0
                                               ---------         ---------
Debt Issuance Costs, Net of Accumulated
                            Amortization         128,272           138,490
                                               ---------         ---------
                                            $ 19,880,374      $ 19,836,364

                    LIABILITIES AND STOCKHOLDER'S INVESTMENT
Current Liabilities:
Current Portion of long-term debt           $    277,767      $    357,569
Accounts Payable                               1,559,178         1,373,121
Accrued Expenses                                 503,159           547,654
Accrued Taxes                                     29,337                 0
                                               _________         _________
     Total current liabilities                 2,369,441         2,278,344
                                               ---------         ---------
Long Term Debt                                 4,016,178         4,021,570
                                               ---------         ---------
Other Long Term Liabilities                      564,688           564,688
                                               ---------         ---------
Deferred Income Taxes                            982,685         1,012,685

Stockholder's Investment:  Common stock, par value $0.001
Authorized -- 10,000,000
Issued and outstanding -- 2,567,894                2,568             2,568
Paid-in capital                               10,822,705        10,822,705
Retained earnings                              1,122,109         1,133,804
                                              ----------        ----------
     Total stockholder's investment           11,947,382        11,959,077
                                              ----------        ----------
                                            $ 19,880,374      $ 19,836,364

                            PART I FINANCIAL STATEMENTS
                Item 1.2  CONSOLIDATED STATEMENT OF OPERATIONS
                             STOCKER & YALE, INC.


                                                   Three Months Ended
                                                        March 31,
                                                 1997              1996
                                             (unaudited)       (unaudited)
Net Sales                                   $ 2,733,662       $ 3,010,126

Cost of Sales                                 1,642,445         1,945,159
                                              _________         _________
     Gross Profit                             1,091,217         1,064,967

Selling Expenses                                428,910           421,371

General and Administrative Expenses             384,785           511,005

Research and Development                        174,284            71,405
                                              _________         _________
     Operating Income                           103,238            61,186

Interest Expense                                (77,433)         (152,169)
                                               _________         _________
     Income/(Loss) before income taxes           25,805           (90,983)

Income Tax Expense/(Benefit)                     37,500            (6,800)

     Net Loss                                 $ (11,695)       $  (84,183)
                                                ________          ________
                                                --------          --------
Loss Per Share                                  $(0.00)            $(0.05)
                                                -------            -------
Weighted-Average Common Shares
and Equivalents                                2,567,895         1,712,914


                           PART I FINANCIAL STATEMENTS
                 Item 1.3  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              STOCKER & YALE, INC.


                                                    Three Months Ended
                                                         March 31
                                                  1997              1996
                                               (unaudited)      (unaudited)
Cash Flows from Operating Activities:
     Net Loss                                $    (11,695)    $    (84,183)
     Adjustments to reconcile net loss to
       net cash used in/provided by operating
       activities
     Depreciation and Amortization                140,222          250,685

     Other changes in assets and liabilities
       Accounts receivable, net                  (214,219)        (305,787)
       Inventories                               (299,833)        (102,799)
       Prepaid expenses                          (163,141)          28,902
       Accounts payable                           186,057          482,287
       Accrued expenses                           (15,158)          26,237
       Other assets                               (52,166)               0
       Accrued and refundable taxes               (30,000)        (193,415)
                                                 ---------        ---------
   Net cash used in/provided by operating        (459,933)         101,927
     activities                                  ---------        ---------

Cash Flows from Investing Activities:
  Purchases of property, plant and equipment      (77,296)         (62,427)
                                                 ---------         --------
     Net cash used in investing activities        (77,296)         (62,427)


Cash Flows from Financing Activities:
  Payments of bank debt                           (85,195)         (29,520)
  Payments on capital lease                          -             (18,744)
                                                  --------         --------
     Net cash used in financing activities        (85,195)         (48,264)
                                                  --------         --------

Net Decrease in Cash and Cash Equivalents        (622,424)          (8,764)

Cash and Cash Equivalents, Beginning of Period  1,244,418           22,033
                                                ---------          --------
Cash and Cash Equivalents, End of Period       $  621,994        $  13,269
                                               ----------        ---------
                                               ----------        ---------

                            PART 1. FINANCIAL STATEMENTS

Item 1.4   Notes to Financial Statements

The interim consolidated financial statements presented have been prepared by Stocker & Yale, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 1997 and March 31, 1996, (b) the financial position at March 31, 1997 and (c) the cash flows for the three month periods ended March 31, 1997 and March 31, 1996. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 1996 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128 Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. This statement is effective for fiscal years ending December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ending December 31, 1997 and does not believe that the effect of this adoption of this standard would be materially different from the amounts presented in the accompanying statements of income.

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

Results of Operations

The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1996.

Fiscal Quarters Ended March 31, 1997 and 1996

Revenues decreased from $3,010,126 in the three months ending March 31, 1996 to $2,733,662 in the period ending March 31, 1997. Approximately 37% of the decrease was due to reduced sales to the U.S. Government, which declined from $274,592 to $22,561 in the equivalent period in the current year, reflecting the fact that 1996 sales benefited from a one-time contract. As a result of the Company's continued withdrawal from the electronic ballast market, sales of electronic ballasts decreased from $137,642 to $14,233 which represents 18% of the Company's aggregate decline in revenue. The departure away from the commodity price driven ballast market has allowed the Company to focus on the development of higher margin products. Sales of two product lines, Power Clamping and DieDraulic, by the Company's Stilson Division encompassed 26% of the decrease dropping from $554,939 in the three months ended March 31, 1996 to $378,511 in the first three months of 1997. Sales of the Company's lighting products increased 24% from $646,327 for first quarter 1996 to $804,245 for first quarter 1997. Sales of millitary products (watches and compasses) increased 62% from $163,940 to $265,810 as a direct result of the the Company's marketing of such products through a mail order marketing company. Sales of millitary watches in the Company's Hong Kong subsidiary increased 69% from $49,347 to $83,270. The Company had sales of $48,233 from its new fiber optic product line in the first quarter of 1997.

The Company recorded pretax income of $25,805 for the period ending March 31, 1997 which was an increase from the reported net loss $(90,983) for the period ending March 31, 1996. Contributing factors to the Company's increased income included a reduction in interest expense of approximately $75,000 as a result of reductions in the Company's outstanding debt and a decrease in General and Administrative expenses by approximately $125,000 due primarily to a reduction in professional fees such as legal. Selling expenses remained generally unchanged between the two periods. Research and development costs increased by approximately $100,000 in response to the Company's research efforts relating to its new fiber optic product line.

Liquidity and Capital Resources

The Company finances its operations primarily through third party credit facilities and cash from operations. Net cash provided by operations was $(459,933) for the quarter ended March 31, 1997 and $101,927 for the quarter ended March 31, 1996.

The Company's primary third party financing relationship is with Fleet National Bank of Massachusetts, N.A. (the "Bank"). The initial Credit Agreement between the Company and the Bank, dated March 6, 1995 (the "Credit Agreement"), provided for a Short Term Loan due August 1, 1995, a Revolving Line of Credit Loan (the "Revolving Loan") due March 31, 1998 and a a Long Term Loan due
March 1, 2001. The Short Term Loan was paid as agreed in August 1995. The Revolving Loan and the Long Term Loan bear interest at the Bank's base rate plus 1/2%. At March 31, 1997 there was a total of $1,296,725 outstanding under the Credit Agreement, all of which constituted long term debt. There was $2,681,693 available to borrow under the Revolving Loan. At March 31, 1996 there was $4,099,922 borrowed under the Credit Agreement of which $2,606,451 pertained to the Revolving Loan.

Under the terms of the Credit Agreement, the Company is required to comply with a number of financial covenants including minimum equity, debt service coverage ratios, debt to equity ratios and minimum net income tests. For the period ending 3/31/97, the Company is in compliance with all of the covenants.

The Company holds Subordinated Notes outstanding totaling $1,350,000. These notes mature on May 1, 2001. They bear interest at 7.25% and are convertible into shares of the Company's common stock at a price of $7.375 per share.

Company expenditures for capital equipment were $77,296 in the first quarter of 1997 as compared to $62,427 in the same period of 1996. The majority of the 1997 expenditures related to the Company's new fiber optic product line.

The Company believes that its available financial resources are adequate to meet its foreseeable working capital, debt service and capital expenditure requirements.

                                  PART II
                       ITEM. 5  OTHER INFORMATION

Alex W. Blodgett has resigned from his position as President of the Company's Stilson Division to pursue other interests in Vancouver, British Columbia. His resignation will be effective June 1, 1997. Mr. Blodgett will continue to actively serve on the Company's Board of Directors.




             ITEM. 6 EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) The following is a complete list of Exhibits filed as part of this Form 10-QSB:

     Exhibit
     Number                         Description
     -------                        -----------
     27.1                           Financial Data Schedule

(b)  There were no reports filed on Form 8-K

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Stocker & Yale, Inc.
--------------------

April 29, 1997                       /s/ Mark W. Blodgett
--------------                      ----------------------
                       Mark W. Blodgett, Chairman and Chief Executive Officer

April 29, 1997                       /s/ Susan A. H. Sundell
--------------                      -------------------------
                Susan A.H. Sundell, Senior Vice-President-Finance and Treasurer