Form 10KSB/A
period 1996-12-31
STOCKER & YALE INC
filed 1997-05-06
CIK 94538

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                 ---------------
                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                        Commission file number: 0 - 5460
                        --------------------------------


                              STOCKER & YALE, INC.
                 ----------------------------------------------
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

                                EXPLANATORY NOTE
                                ----------------

This Amendment No. 1 on Form 10-KSB/A to Annual Report on Form 10-K, as filed with the Commission on March 28, 1997, is being filed for the purpose of filing the Financial Data Schedule to the Annual Report on Form 10-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Stocker & Yale, Inc.
--------------------

May 6, 1997                         /s/ Mark W. Blodgett
                                    -----------------------------
                                    Mark W. Blodgett, Chairman and
                                    Chief Executive Officer



May 6, 1997                         /s/ Susan A.H. Sundell
                                    ------------------------------
                                    Susan A.H. Sundell,
                                    Senior Vice President-Finance
                                    and Treasurer