Form 10QSB
period 1997-06-30
STOCKER & YALE INC
filed 1997-08-05
CIK 94538

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
________________________________________________________________________________

                                 FORM 10-QSB
                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                         Commission file number 0-5460
                  _____________________________________________

                             Stocker & Yale, Inc.
                 (Name of small business issuer in its charter)

               Massachusetts                        04-2114473
(State or other jurisdiction of incorporation    (I.R.S. employer
                           or organization)         identification no.)

                              32 Hampshire Road
                          Salem, New Hampshire 03079
        (Address of principal executive offices   (Zip Code)

                               (603) 893-8778
                         (Issuer's telephone number)
                         ___________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ___X__Yes _____No

As of August 1, 1997 there were 2,567,894.60 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format:  _______Yes   ____X__No

                          PART 1 FINANCIAL STATEMENTS
                     Item 1.1 CONSOLIDATED BALANCE SHEETS
                             STOCKER & YALE, INC.
                                   ASSETS

                                             JUNE 30, 1997    DECEMBER 31, 1996
                                              (unaudited)         (unaudited)
Current Assets:
Cash                                         $   186,363       $ 1,244,418
Accounts Receivable                            1,873,673         1,410,774
Prepaid Taxes                                    233,588           353,668
Inventory                                      4,608,390         3,701,019
Prepaid Expenses                                 385,017           131,478
                                               _________         _________
     Total current assets                      7,287,031         6,841,357

Property, Plant and Equipment, Net             3,335,007         3,134,717
                                               ---------         ---------
Note Receivable                                1,000,000         1,000,000
                                               ---------         ---------
Goodwill, Net of Accumulated Amortization      8,587,400         8,721,800
                                               ---------         ---------
Other Assets                                      52,166                 0
                                               ---------         ---------
Debt Issuance Costs, Net of Accumulated
                            Amortization         118,054           138,490
                                               ---------         ---------
                                            $ 20,379,658      $ 19,836,364

                    LIABILITIES AND STOCKHOLDER'S INVESTMENT
Current Liabilities:
Current Portion of long-term debt           $    273,869      $    357,569
Accounts Payable                               1,413,796         1,373,121
Accrued Expenses                                 481,594           547,654
                                               _________         _________
     Total current liabilities                 2,169,259         2,278,344
                                               ---------         ---------
Long Term Debt                                 4,772,319         4,021,570
                                               ---------         ---------
Other Long Term Liabilities                      564,688           564,688
                                               ---------         ---------
Deferred Income Taxes                            912,685         1,012,685

Stockholder's Investment:  Common stock, par value $0.001
Authorized -- 10,000,000
Issued and outstanding -- 2,567,894                2,568             2,568
Paid-in capital                               10,822,705        10,822,705
Retained earnings                              1,135,434         1,133,804
                                              ----------        ----------
     Total stockholder's investment           11,960,707        11,959,077
                                              ----------        ----------
                                            $ 20,379,658      $ 19,836,364

                            PART I FINANCIAL STATEMENTS
                Item 1.2  CONSOLIDATED STATEMENT OF OPERATIONS
                             STOCKER & YALE, INC.


                       Three Months Ended          Six  Months Ended
                            June 30,                    June 30,
                      1997         1996         1997              1996
                   (unaudited)  (unaudited)  (unaudited)       (unaudited)

Net Sales        $ 2,804,280  $ 2,566,098   $ 5,537,942       $ 5,576,224

Cost of Sales      1,614,438    1,634,293     3,256,883         3,579,452
                   __________   _________     _________         _________
  Gross Profit     1,189,842      931,805     2,281,059         1,996,772

Selling Expenses     410,447      409,756       839,357           831,127

General and          467,458      444,557       852,243           955,567
Administrative Expenses

Research and         157,241       73,357       331,525           144,762
Development         _________     ________     _________         _________
  Operating Income   154,696        4,135       257,934            65,316

Interest Expense     (86,871)    (147,976)     (164,304)         (300,140)
                     ________    _________     _________         _________
Income/(Loss) before  67,825     (143,841)       93,630          (234,824)
      income taxes

Income Tax Expense/   54,500      (36,100)       92,000           (36,100)
   (Benefit)

  Net Income/(Loss) $ 13,325     (107,741)    $   1,630          (198,724)
                     ________   __________      ________          ________
                     ________   __________      --------          --------
Income/(Loss)      $   0.01        (0.07)      $   0.00            (0.11)
Per Share            --------   ----------      --------          --------
Weighted-Average
Common Shares and   2,567,894    1,712,914     2,567,894         1,712,914
Equivalents


                           PART I FINANCIAL STATEMENTS
                 Item 1.3  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              STOCKER & YALE, INC.


                                                     Six Months Ended
                                                         June 30
                                                  1997              1996
                                               (unaudited)      (unaudited)
Cash Flows from Operating Activities:
     Net Income/(Loss)                       $      1,630     $   (198,724)
     Adjustments to reconcile net loss to
       net cash used in/provided by operating
       activities
     Depreciation and Amortization                278,151          486,784
     Deferred income taxes                       (100,000)         (80,000)
     Other changes in assets and liabilities
       Accounts receivable, net                  (462,899)         204,729
       Inventories                               (907,371)        (162,458)
       Prepaid expenses                          (133,459)          44,127
       Accounts payable                            40,675          225,340
       Accrued expenses                           (66,060)         (48,810)
       Other assets                               (52,166)               0
       Accrued and refundable taxes                      0        (184,188)
                                                 ---------        ---------
   Net cash used in/provided by operating       (1,401,499)         286,800
     activities                                  ---------        ---------

Cash Flows from Investing Activities:
  Purchases of property, plant and equipment     (323,602)        (110,073)
                                                 ---------         --------
     Net cash used in investing activities       (323,602)        (110,073)


Cash Flows from Financing Activities:
  Proceeds of equipment line of credit            153,985                0
  Payments/Advances of bank debt                  513,061       (1,445,715)
  Payments on capital lease                             0          (37,974)
  Proceeds from Subordinated Notes Payable              0        1,350,000
  Deferred Financing Costs                              0          (39,000)
                                                  --------         --------
     Net cash used in financing activities        667,046         (172,689)
                                                  --------         --------

Net Decrease in Cash and Cash Equivalents      (1,058,055)           4,038

Cash and Cash Equivalents, Beginning of Period  1,244,418           22,033
                                                ---------          --------
Cash and Cash Equivalents, End of Period       $  186,363        $  26,071
                                               ----------        ---------
                                               ----------        ---------

                            PART 1. FINANCIAL STATEMENTS

Notes to Financial Statements

The interim consolidated financial statements presented have been prepared by Stocker & Yale, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three month and six month periods ended June 30, 1997 and June 30, 1996 (b) the financial position at June 30, 1997 and (c) the cash flows for the six month periods ended
June 30, 1997 and June 30, 1996. Interim results are not necessarily indicative of results for a full year.

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


Three-month periods ending June 30, 1997 and 1996


Revenues increased 9% from $2,566,098 for the three months ended June 30,1996, to $2,804,280 for the three months ended June 30, 1997, as the Company experienced significant revenue increases in sales of lighting products and sales of military products (military-style watches and compasses) to civilian markets. Sales of lighting products increased approximately 56% from $642,321 in the second quarter of 1996 to $1,001,871 in the second quarter of 1997.
This growth resulted in part from the introduction in May 1997 of the Steadylite Plus, a new fluorescent lighting product which generated $48,765 in net revenues in the quarter, as well as sales of the Company's new fiber opitc lighting products which totaled $81,762 for the second quarter of 1997 as compared to $0 in the second quarter of 1996. Sales of military products to civilians increased approximately 41%, from $232,366 for the quarter ended June 30, 1996 to $326,986 for the quarter ended June 30, 1997. These reported military sales include the sales by the Company's Hong Kong subsidiary, which primarily sells these products to civilians in southeast Asia.

Sales to the U.S. Government increased 67% from $80,250 in the three months ending June 30, 1996 to $133,936 in the equivalent period in 1997, as a result of a new contract for galvanometers and increased contract shipments of watches in the 1997 period. Electronic ballast, which were discontinued as a product offering in 1996, decreased from $122,331 for the quarter ended June 30, 1996 to $1,976 for the quarter ended June 30, 1997. Sales of the Company's MFE products decreased 30% from $487,845 for the second quarter of 1996 to $339,318 for the second quarter of 1997, in large part because of a decrease in OEM contracts. Second quarter comparative sales of machine tool components through the Company's Stilson division remained relatively flat at $1,001,196 for the quarter ended June 30, 1997 and $1,000,885 for the quarter ended June 30, 1996.

Management attributes the increase in lighting and military product sales to management's efforts to implement its strategic shift away from sales of the Company's commodity price driven products in favor of developing and marketing the Company's higher margin products. Lighting and military products, as well as machine tool components, generate higher gross margins than the Company's other product lines.

Gross profit margin increased, to 42% for the quarter ended June 30, 1997 as compared to 36% for the quarter ended June 30, 1996, primarily as a result of the more favorable product mix. Selling expenses and General and Administrative expenses remained unchanged between the two periods. Research and development expenditures increased by $83,884 as a result of the Company's increased development efforts relating to its new fiber optic product line.

The Company recorded pretax income of $67,825 for the quarter ended
June 30, 1997 as compared with the reported pretax loss of $(146,841) for the quarter ended June 30, 1996. The increase is primarily attributable to the above improved gross margin and to reduced interest expense, which decreased by $61,105 as a result of reductions in the Company's outstanding debt.

Six month periods ending June 30, 1997 and 1996

Revenues decreased modestly from $5,576,224 for the six months ended
June 30, 1996, to $5,537,942 for the six months ended June 30, 1997. Although the second quarter of 1997, reflected various positive elements, circumstances in the first quarter of 1997 served to burden cumulative totals as of June 30, 1997. In particular, sales to the U.S. Government for the first six months of 1997 were $156,497 as compared to $354,842 for the first six months of 1996, in spite of favorable comparisons between the second quarter of 1997 and the second quarter of 1996. Similarly, although Stilson division sales were flat in the June 30 three month period comparisons above, the division's six months sales lagged 7% behind the prior year at $1,996,717 for the six months ended June 30, 1997 versus $2,148,113 for the comparable 1996 period.

Sales of lighting and military products increased significantly. Lighting sales increased 43% from $1,362,257 in the six month period ended
June 30, 1996 to $1,949,862 in the equivalent period of 1997. Included in these lighting segment revenues are sales of the Company's fiber optic lighting products which were $129,995 as of June 30, 1997 compared to $0 in the comparable period of 1996. For the six months ended June 30, 1997, sales of military products to civilian markets increased 52% to $667,066 from $445,653 for the first six months of 1996. Electronic ballast decreased from $260,073 for the six months ended June 30, 1997 to $16,209 for the comparable 1997 period. MFE product sales declined from $1,005,286 for the six month period ended June 30, 1996 to $742,591 for the six month period ended
June 30, 1997.

In the six month period ended June 30, 1997, the Company recorded pretax income of $93,630 which was an increase from the reported pretax loss of $(234,824) for the comparable period ended June 30, 1996. An increase in gross profit margin from 36% for the six months ended June 30, 1996 to 41% for the six months ended June 30, 1997 contributed toward this positive pretax income. Interest expense also decreased by $135,836 as a result of reductions in the Company's outstanding debt. Selling expenses remained generally unchanged between the two periods. General and Administrative expenses decreased by $103,324 primarily due to a reduction in professional fees such as legal. Lastly, research and development costs increased by $186,763 as a result of the Company's research efforts efforts relating to its new fiber optic product line.

Liquidity and Capital Resources

The Company finances its operations primarily through third party credit facilities and cash from operations. Net cash provided by operations was $(1,401,499) for the six months ended June 30, 1997 and $286,800 for the six months ended June 30, 1996.

The Company's primary third party financing relationship is with Fleet National Bank of Massachusetts, N.A. (the "Bank"). The initial Credit Agreement between the Company and the Bank, dated March 6, 1995 (the "Credit Agreement"), provided for a Revolving Line of Credit Loan (the "Revolving Loan") due
March 31, 1998 and a a Long Term Loan due March 1, 2001.  The
Revolving Loan and the Long Term Loan bear interest at the Bank's base rate plus 1/2%. At June 30, 1997 there was a total of $1,844,591 borrowed under the Credit Agreement and availability to borrow of $2,440,936 under the Revolving Loan.

Under the terms of the Credit Agreement, the Company is required to comply with a number of financial covenants including minimum equity, debt service coverage ratios, debt to equity ratios and minimum net income tests. For the period ending 6/30/97, the Company is in compliance with all of the covenants.

The Company has issued and outstanding Subordinated Notes in an original principal amount of $1,350,000. These notes mature on May 1, 2001. They bear interest at 7.25% and are convertible into shares of the Company's common stock at a price of $7.375 per share.

Company expenditures for capital equipment were $323,602 in the first six months of 1997 as compared to $110,073 in the same period of 1996. The majority of the 1997 expenditures related to the Company's new fiber optic product line.

On May 20, 1997 the Company entered into a line of credit agreement with Primary Bank to finance capital equipment related to new product development. The facility provides that equipment purchases will be converted quarterly into a series of five year notes, not to exceed $500,000 in the aggregate, bearing interest at the prime rate plus .75%. As of June 30, 1997, the Company had borrowed $153,985 against the line of credit.

The Company believes that its available financial resources are adequate to meet its foreseeable working capital, debt service and capital expenditure requirements.

                                  PART II
                       ITEM. 3  OTHER INFORMATION

The Annual Meeting of Shareholders of Stocker & Yale, Inc. was held on Tuesday May 6, 1997, for the purpose of (i) electing the directors of the Company to serve until the next Annual Meeting of Shareholders, and (ii) appointing Arthur Andersen, LLP as the Company's independent public accountants. The following table describes the results of the shareholder votes.

Election of the following
directors to serve until                 Votes in Favor     Votes Withheld
the next Annual                          ______________     ______________
Meeting:

          Mark W. Blodgett                1,703,503.20          5,000
          James Bickman                   1,703,503.20          5,000
          Alex W. Blodgett                1,703,503.20          5,000
          Clifford L. Abbey               1,703,503.20          5,000
          Robert G. Atkinson              1,703,503.20          5,000
          Hubert R. Marleau               1,703,503.20          5,000
          John M. Nelson                  1,703,503.20          5,000


Appointment of Arthur Andersen, LLP

                        Votes in Favor     Votes Against   Votes Abstaining
                        ______________     _____________   ________________

                         1,703,503.20            0             5,000













             ITEM. 6 EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) The following is a complete list of Exhibits filed as part of this Form 10-QSB:

     Exhibit
     Number                         Description
     -------                        -----------
     27.1                           Financial Data Schedule

(b)  There were no reports filed on Form 8-K during the quarter ended June
30,1997.

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Stocker & Yale, Inc.
--------------------

August 1, 1997                       /s/ Mark W. Blodgett
--------------                      ----------------------
                       Mark W. Blodgett, Chairman and Chief Executive Officer

August 1, 1997                       /s/ Susan A. H. Sundell
--------------                      -------------------------
                Susan A.H. Sundell, Senior Vice-President-Finance and Treasurer