Form 10QSB/A
period 1997-06-30
STOCKER & YALE INC
filed 1997-08-13
CIK 94538

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
________________________________________________________________________________

                                 FORM 10-QSB/A
                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                            PART I FINANCIAL STATEMENTS
                Item 1.2  CONSOLIDATED STATEMENT OF OPERATIONS
                             STOCKER & YALE, INC.


                       Three Months Ended          Six  Months Ended
                            June 30,                    June 30,
                      1997         1996         1997              1996
                   (unaudited)  (unaudited)  (unaudited)       (unaudited)

Net Sales        $ 2,804,280  $ 2,566,098   $ 5,537,942       $ 5,576,224

Cost of Sales      1,614,438    1,634,293     3,256,883         3,579,452
                   __________   _________     _________         _________
  Gross Profit     1,189,842      931,805     2,281,059         1,996,772

Selling Expenses     410,447      409,756       839,357           831,127

General and          467,458      444,562       852,243           955,567
Administrative Expenses

Research and         157,241       73,357       331,525           144,762
Development         _________     ________     _________         _________
  Operating Income   154,696        4,130       257,934            65,316

Interest Expense     (86,871)    (147,975)     (164,304)         (300,140)
                     ________    _________     _________         _________
Income/(Loss) before  67,825     (143,841)       93,630          (234,824)
      income taxes

Income Tax Expense/   54,500      (29,300)       92,000           (36,100)
   (Benefit)

  Net Income/(Loss) $ 13,325     (114,541)    $   1,630          (198,724)
                     ________   __________      ________          ________
                     ________   __________      --------          --------
Income/(Loss)      $   0.01        (0.07)      $   0.00            (0.11)
Per Share            --------   ----------      --------          --------
Weighted-Average
Common Shares and   2,567,894    1,712,914     2,567,894         1,712,914
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

The Company recorded pretax income of $67,825 for the quarter ended
June 30, 1997 as compared with the reported pretax loss of $(143,841) for the quarter ended June 30, 1996. The increase is primarily attributable to the above improved gross margin and to reduced interest expense, which decreased by $61,100 as a result of reductions in the Company's outstanding debt.

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

August 11, 1997                       /s/ Mark W. Blodgett
--------------                      ----------------------
                       Mark W. Blodgett, Chairman and Chief Executive Officer

August 11, 1997                       /s/ Susan A. H. Sundell
--------------                      -------------------------
                Susan A.H. Sundell, Senior Vice-President-Finance and Treasurer