Form 10QSB/A
period 1997-09-30
STOCKER & YALE INC
filed 1997-11-14
CIK 94538

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
________________________________________________________________________________

                                 FORM 10-QSB/A
                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ___X__Yes _____No

As of November 14, 1997 there were 2,567,894.60 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format:  _______Yes   ____X__No

                          PART 1 FINANCIAL STATEMENTS
                     Item 1.1 CONSOLIDATED BALANCE SHEETS
                             STOCKER & YALE, INC.
                                   ASSETS

                                       SEPTEMBER 30, 1997    DECEMBER 31, 1996
                                           (unaudited)          (unaudited)
Current Assets:
Cash                                         $   175,130       $ 1,244,418
Accounts Receivable                            1,822,130         1,410,774
Prepaid Taxes                                    587,221           353,668
Inventory                                      4,810,209         3,701,019
Prepaid Expenses                                 193,297           131,478
                                               _________         _________
     Total current assets                      7,587,987         6,841,357

Property, Plant and Equipment, Net             3,728,418         3,134,717
                                               ---------         ---------
Note Receivable                                1,000,000         1,000,000
                                               ---------         ---------
Goodwill, Net of Accumulated Amortization      8,520,200         8,721,800
                                               ---------         ---------
Other Assets                                      52,166                 0
                                               ---------         ---------
Debt Issuance Costs, Net of Accumulated
                            Amortization         107,835           138,490
                                               ---------         ---------
                                            $ 20,996,606      $ 19,836,364

                    LIABILITIES AND STOCKHOLDER'S INVESTMENT
Current Liabilities:
Current Portion of long-term debt           $    211,141      $    211,142
Hong Kong Line of Credit                         178,482           124,799
Accounts Payable                               1,349,892         1,373,121
Accrued Expenses                                 548,073           547,654
Short Term Lease Obligations                     114,504            21,628
                                               _________         _________
     Total current liabilities                 2,402,092         2,278,344
                                               ---------         ---------
Long Term Debt                                 5,573,625         4,021,570
                                               ---------         ---------
Other Long Term Liabilities                      564,688           564,688
                                               ---------         ---------
Deferred Income Taxes                            972,685         1,012,685

Stockholder's Investment:  Common stock, par value $0.001
Authorized -- 10,000,000
Issued and outstanding -- 2,567,894                2,568             2,568
Paid-in capital                               10,822,705        10,822,705
Retained earnings                                658,243         1,133,804
                                              ----------        ----------
     Total stockholder's investment           11,483,516        11,959,077
                                              ----------        ----------
                                            $ 20,996,606      $ 19,836,364

                            PART I FINANCIAL STATEMENTS
                Item 1.2  CONSOLIDATED STATEMENT OF OPERATIONS
                             STOCKER & YALE, INC.


                       Three Months Ended          Nine Months Ended
                         September 30,               September 30,
                      1997         1996         1997              1996
                   (unaudited)  (unaudited)  (unaudited)       (unaudited)

Net Sales        $ 2,689,583  $ 2,495,168   $ 8,227,525       $ 8,071,392

Cost of Sales      1,882,681    1,501,799     5,139,564         5,081,251
                   __________   _________     _________         _________
  Gross Profit       806,902      993,369     3,087,961         2,990,141

Selling Expenses     594,870      362,370     1,434,227         1,193,497

General and          635,895      561,778     1,488,138         1,517,345
Administrative Expenses

Research and         222,415      117,043       553,940           261,805
Development         _________     ________     _________         _________
  Operating Income  (646,278)     (47,822)     (388,344)           17,494

Interest Expense    (107,913)    (149,867)     (272,217)         (450,007)
                     ________    _________     _________         _________
Income/(Loss) before (754,191)    (197,689)    (660,561)         (432,513)
      income taxes

Income Tax Expense/  (277,000)     (51,700)    (185,000)          (87,800)
   (Benefit)

  Net Income/(Loss) $(477,191)    (145,989)    $(475,561)        (344,713)
                     ________   __________      ________          ________
                     ________   __________      --------          --------
Income/(Loss)      $  (0.19)       (0.09)      $ (0.19)            (0.20)
Per Share            --------   ----------      --------          --------
Weighted-Average
Common Shares and   2,567,894    1,712,914     2,567,894         1,712,914
Equivalents


                           PART I FINANCIAL STATEMENTS
                 Item 1.3  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              STOCKER & YALE, INC.


                                                    Nine Months Ended
                                                      September 30
                                                  1997              1996
                                               (unaudited)      (unaudited)
Cash Flows from Operating Activities:
     Net loss                                $   (475,561)     $  (344,713)
     Adjustments to reconcile net loss to
       net cash used in/provided by operating
       activities
     Depreciation and Amortization                429,750          635,324
     Deferred income taxes                        (40,000)        (105,000)
     Other changes in assets and liabilities
       Accounts receivable, net                  (411,356)         191,151
       Inventories                             (1,109,190)         (93,781)
       Prepaid expenses                          (295,372)          64,583
       Accounts payable                           (23,236)         287,363
       Accrued expenses                               419           22,724
       Other assets                               (52,166)               0
       Accrued and refundable taxes                      0        (252,403)
                                                 ---------        ---------
   Net cash (used in)/provided by operating     (1,976,712)        405,248
     activities                                  ---------        ---------

Cash Flows from Investing Activities:
  Purchases of property, plant and equipment     (791,196)        (138,778)
                                                 ---------         --------
     Net cash used in investing activities       (791,196)        (138,778)


Cash Flows from Financing Activities:
  Lease Financing                                 387,027          (57,709)
  Repayment of Subordinated Note                        0       (2,500,000)
  Repayments/Advances of Bank Debt              1,257,910         (553,727)
  Proceeds from Notes Payable                           0         1,500,000
  Proceeds from Subordinated Notes Payable              0        1,350,000
  Deferred financing costs                              0          (39,000)
  Hong Kong Line of Credit Advances                53,683           41,109
                                                  --------         --------
     Net cash (used in)/ provided by            1,698,620         (259,327)
                     financing activities         --------         --------

Net Increase/(Decrease) in Cash and            (1,069,288)           7,143
                           Cash Equivalents

Cash and Cash Equivalents, Beginning of Period  1,244,418           22,033
                                                ---------          --------
Cash and Cash Equivalents, End of Period       $  175,130        $  29,176
                                               ----------        ---------
                                               ----------        ---------

                            PART 1. FINANCIAL STATEMENTS

Notes to Financial Statements

The interim consolidated financial statements presented have been prepared by Stocker & Yale, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three month and nine month periods ended September 30, 1997 and September 30, 1996 (b) the financial position at September 30, 1997 and (c) the cash flows for the nine month periods ended September 30, 1997 and September 30, 1996. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 1996 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. Certain balances have been reclassified for financial statement purposes. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128 Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ending
December 31, 1997 and does not believe that the effect of the adoption of this standard would be materially different from the amounts presented in the accompanying statements of income.

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


Three-month periods ending September 30, 1997 and 1996


Revenues increased 8% from $2,495,167 for the three months ended September 30,1996, to $2,689,583 for the three months ended September 30, 1997, due primarily to increases in sales of lighting products and sales to the U.S. Government. Sales of lighting products increased 84% from $542,149 in the third quarter of 1996 to $998,754 in the third quarter of 1997.

Sales of military products (military-style watches and compasses) to civilian markets decreased 40%, from $407,123 in the three months ended September
30, 1996 to $243,984 in the equivalent period in 1997, primarily due to diminished sales through the Company's Hong Kong subsidiary. Sales of the Company's MFE products decreased 20% from $482,491 for the third quarter of 1996 to $383,717 for the third quarter of 1997, in large part because of a decrease in OEM contracts. Third quarter sales of machine tool components through the Company's Stilson division remained flat at $948,223 for the quarter ended September 30, 1997 as compared to sales of $957,391 for the quarter ended September 30, 1996.

Gross profit margin decreased, by $186,467 to $806,902 for the quarter ended September 30, 1997 as compared to $993,369 for the quarter ended September 30, 1996, which is attributable to a write down of inventory at the Company's Stilson division. Selling expenses increased $232,500 as a result of increased payroll costs and marketing efforts associated with the Company's fiber optic product launch and the addition of a sales manager at the Stilson division. Research and development expenditures increased by $105,372 as a result of the Company's increased development efforts relating to its new fiber optic product line.

The Company recorded a pretax loss of $(754,191) in the quarter ended September 30, 1997 as compared with the reported pretax loss of $(197,689) for the quarter ended September 30, 1996. This decrease is primarily attributable to the reduction in gross margin and the increase in selling and research and development expenses.


Nine month periods ending September 30, 1997 and 1996

Revenues increased 2% from $8,071,392 for the nine months ended September
30, 1996, to $8,227,525 for the nine months ended September 30, 1997. Increased sales of lighting products represent the most significant product line growth in revenue. Lighting sales increased 55% from $1,904,406 in the nine month period ended September 30, 1996 to $2,948,616 in the equivalent period of 1997. Included in these lighting segment revenues are sales of the Company's fiber optic lighting products which were $202,485 as of September 30, 1997 compared to $0 in the comparable period of 1996. For the nine months ended September 30, 1997 sales of military products to civilian markets increased 8% to $920,050 from $852,776 for the first nine months of 1996. Sales to the U.S. Government decreased by 41% from $438,561 for the nine month period ended September 30, 1996 to $260,648 for the nine month period ended September 30, 1997. Sales of electronic ballast, which were discontinued as a product offering in 1996, decreased from $282,367 for the nine months ended September 30, 1996 to $26,963 for the comparable 1997 period. MFE product sales declined from $1,487,777 for the nine month period ended September 30, 1996 to $1,126,308 for the nine month period ended September 30, 1997. Sales of machine tool components through the Company's Stilson division decreased 5% from $3,105,504 for the nine months ended September 30, 1996 to $2,944,940 for the nine months ended September 30, 1997.


In the nine month period ended September 30, 1997, the Company recorded a pretax loss of $(660,561) as compared to the reported pretax loss of $(432,513) for the comparable period ended September 30, 1996. Gross profit margin remained flat at 37% for the nine month periods ended September
30, 1996 and September 30, 1997, despite a negative $180,000 inventory adjustment at the Stilson division. Interest expense decreased by $177,790 as a result of reductions in the Company's outstanding debt. General and Administrative expenses decreased by $29,207 primarily due to a reduction in professional fees. The Company's pretax loss position was primarily a result of expenses incurred for selling and research and development associated with the Company's development and launch of its new fiber optic product line. Selling expenses increased by $240,730 as a result of increased payroll costs and marketing efforts. Research and development costs increased by $292,135 as a result of the Company's research efforts relating to its new fiber optic product line.

Liquidity and Capital Resources

The Company finances its operations primarily through third party credit facilities and cash from operations. Net cash (used in)/provided by operations was $(1,069,288) for the nine months ended September 30, 1997 and $7,143 for the nine months ended September 30, 1996.

The Company's primary third party financing relationship is with Fleet National Bank of Massachusetts, N.A. (the "Bank"). The initial Credit Agreement between the Company and the Bank, dated March 6, 1995 (the "Credit Agreement"), provided for a Revolving Line of Credit Loan (the "Revolving Loan") due
March 31, 1998 and a a Long Term Loan due March 1, 2001.  The
Revolving Loan and the Long Term Loan bear interest at the Bank's base rate plus 1/2%. At September 30, 1997 there was a total of $2,631,900 borrowed under the Credit Agreement and availability to borrow of $1,667,286 under the Revolving Loan.

Under the terms of the Credit Agreement, the Company is required to comply with a number of financial covenants including minimum equity, debt service coverage ratios, debt to equity ratios and minimum net income tests. For the period ending September 30, 1997, the Company was out of compliance with the minimum net income and debt service coverage covenants. On November 12, 1997 the Bank granted waivers of these covenants as of September 30, 1997 for the period then ended. In addition, the Credit Agreement was amended to increase the maximum annual limit on capital expenditures from $500,000 to $1,500,000 for the year ending December 31, 1997.

The Company has issued and outstanding Subordinated Notes in an original principal amount of $1,350,000. These notes mature on May 1, 2001. The Subordinated Notes bear interest at 7.25% and are convertible into shares of the Company's common stock at a price of $7.375 per share.

Company expenditures for capital equipment were $791,196 in the first nine months of 1997 as compared to $138,778 in the same period of 1996. The majority of the 1997 expenditures related to the Company's new fiber optic product line.

On May 20, 1997 the Company entered into an equipment line of credit agreement with Primary Bank to finance capital equipment related to new product development. The facility provides that equipment purchases will be converted quarterly into a series of five year notes, not to exceed $500,000 in the aggregate, bearing interest at the prime rate plus .75%. As of September
30, 1997, the Company had borrowed $215,450 against the line of credit.

The Company believes that its available financial resources are adequate to meet its foreseeable working capital, debt service and capital expenditure requirements.

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stocker & Yale, Inc.
--------------------

November 14, 1997                       /s/ Mark W. Blodgett
--------------                      ----------------------
                       Mark W. Blodgett, Chairman and Chief Executive Officer

November 14, 1997                       /s/ Susan A. H. Sundell
--------------                      -------------------------
                Susan A.H. Sundell, Senior Vice-President-Finance and Treasurer