Form 10KSB
period 1997-12-31
STOCKER & YALE INC
filed 1998-04-01
CIK 94538

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
________________________________________________________________________________

                                 FORM 10-KSB
                    ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                               (603) 893-8778
                         (Issuer's telephone number)
                         ___________________________
       Securities registered under Section 12(b) of the Act:None

          Securities registered under Section 12(g) of the Act:
                      Common Stock, $0.001 par value
                            (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such requirements for the past 90 days. ___X__Yes _____No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-KSB.[]

The registrant's revenues for the fiscal year ended December 31, 1997 were $11,062,026.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 27, 1998 was $9,888,790 based on the price per share of such stock reported at closing on the Nasdaq SmallCap Market on that date.

As of March 27, 1998 there were 2,570,194.60 shares of the issuer's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement (the "Proxy Statement") for the Annual Meeting of Shareholders to be held on May 5, 1998, to be filed with Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, which is anticipated to be filed within 120 days after the Registrant's fiscal year ended December 31, 1997, are incorporated by reference into Items,9, 10,11 and 12 of Part III.

                            TABLE OF CONTENTS

                                 PART I

                                                                          page

Item 1.     Description of Business....................................     1
Item 2.     Description of Properties..................................     5
Item 3.     Legal Proceedings..........................................     6
Item 4.     Submission of Matters to a Vote of Security Holders........     6

                                 PART II

Item 5.     Market for Common Equity an Other Stockholder Matters......     6
Item 6.     Management Discussion and Analysis of
                Financial Condition and Results of Operations..........     7
Item 7.     Financial Statements.......................................     12
Item 8.     Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosures................     34

                                 PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons
            Compliance with Section 16(a) of the Exchange Act..........     34
Item 10.    Executive Compensation.....................................     34
Item 11.    Security Ownership of Certain Beneficial Owners and
                Management.............................................     34
Item 12.    Certain Relationships and Related Transactions.............     34

Item 13.    Exhibits, List and Reports on Form 8-K.....................     35

            Signatures.................................................     38

This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" on page 9 of this Form 10-KSB.

                                    PART I

                       ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Stocker & Yale, Inc. (the "Company") was incorporated on March 27, 1951 under the laws of the Commonwealth of Massachusetts. In May, 1994, the Company became publicly traded on the Vancouver Stock Exchange (the "VSE") via a merger with Brower Exploration, Inc., a Wyoming corporation which was publicly traded in Canada. The Company's common stock (the "Common Stock") was listed and traded on the Vancouver Stock Exchange from May 14, 1994 until May 10, 1996, when the Company de-listed its stock from the VSE. In December, 1995, the Company com-pleted the registration of its Common Stock with the U.S. Securities and Exchange Commission, and in January, 1996, the Company listed its stock on the Nasdaq SmallCap Market under the trading symbol "STKR".

As of December 31, 1997, the authorized capital stock of the Company was 10,000,000 shares of Common Stock of which 2,567,894.6 shares were issued and outstanding. An additional 490,091 shares of Common Stock have been reserved for issuance upon the exercise of outstanding options to purchase Common Stock and upon conversion of certain convertible indebtedness of the Company.

The Company has two active subsidiaries: Stocker & Yale Foreign Sales Corpora-tion, a U.S. Virgin Islands corporation which is a wholly-owned subsidiary of the Company and qualifies as a "foreign sales corporation" under the Internal Revenue Code, and Radiant Asiatec Pte, Ltd., a Singapore corporation formed in December, 1997, which is an 80% owned subsidiary of the Company. A third sub-sidiary, Stocker & Yale Hong Kong Ltd., a Hong Kong corporation formed in March, 1995, ceased operations in December, 1997.

Business Description

The Company is a diversified manufacturing company engaged predominantly in the production of lighting systems for measuring and inspection equipment in the microscopy and machine vision markets. In addition, the Company manufactures machine tool components and accessories for the automotive and related indus-tries. The Company operates in two company-owned facilities in Salem, New Hampshire and Fraser, Michigan, and in leased space in Singapore.


Salem Division/Lighting and accessories for measuring and inspection instruments The Company's Salem Division, located in Salem, New Hampshire, produces a broad array of inspection and measurement instruments and accessories. The Division's core business is the development, manufacture and distribution of lighting pro-ducts for the microscopy and machine vision markets ("Industrial Lighting Products"). The Salem Division also supports two ancillary product lines:
Military Products and Recorder/Printer Products.

Sales Data.
Sales generated by the Salem Division represented approximately 65% of total Company sales in 1997, and approximately 62% in 1996. Industrial Lighting Products represent the Company's fastest growing product segment in terms of sales volume and represent approximately 37% of total Company sales in 1997 from approximately 24% in 1996 and approximately 18% in 1995. Measuring and Inspection Instruments represented approximately 27% of total Company sales in 1997 and approximately 35% in 1996.

Industrial Lighting Products.
Stocker & Yale has been designing, manufacturing and selling industrial fluorescent lighting products since the establishment of the Company over fifty years ago by two engineers who recognized the need for reliable specialized lighting in industrial applications. The Company is a leading manufacturer of fluorescent illumination systems for microscopy and machine vision applications. In 1997, the Company began to manufacture fiber optic illumination systems for the same industries.

The Company's fluorescent illuminators are used primarily to provide lighting for microscopes and cameras, and are widely utilized for inspection operations in the semiconductor and hard disk manufacturing industries. Representatives of these industries are IBM, Seagate and Read-Rite, which are among the Company's largest customers, although none of these accounts for more than 2.5% of the Company's total sales.

In 1997, the Company developed a line of fiber optic illumination products for use with high power microscopes. These products utilize glass fiber which is produced in-house, enabling the Company to ensure high quality. As new fiber optic lighting products were developed and refined, initial orders were pri-marily for fiber bundles and came primarily from lighting distributors. In February 1998, the Company received its first significant fiber optic order, totaling approximately $560,000 from an original equipment manufacturer ("OEM") for a fiber optic illuminator, the Model 2000.

Measuring and Inspection Instruments.
In addition to Industrial Lighting Products, the Salem Division also supports other product lines, which are broadly characterized as Measuring and Inspection Instruments, specifically known as Military Products and Recorder/Printer Products. The Company manufactures compasses and sources and distributes watches to military specifications. These watches and compasses ("Military Products") are sold to the U.S. government and to the civilian market. Since 1979, the Company has manufactured over one million compasses for the U.S. Army, and, as of December 31, 1997, Stocker & Yale is the only U.S. company qualified as a supplier of watches to the U.S. armed forces. Under the MFE brand name, the Salem Division also manufactures and distributes a variety of oscillographic and thermal recorders and printers ("Recorder/Printer Products") for diverse field, industrial and laboratory uses.

Distribution.
Salem Division products are sold to over 8,000 customers, primarily in North America, Europe and the Pacific Rim. The Salem Division sells directly and also works with a group of approximately 125 microscope dealers and machine vision integrators in selling industrial lighting products and with approximately five manufacturer's representatives in selling MFE brand products. No single customer represents more than 10% of division revenues.

Competition and Competitive Position.
The Company competes with a number of large and small firms in the design and manufacture of its Industrial Lighting Products and Measurement and Inspection Intruments. Some competitors have greater resources than the Company, and as a result, may have a competitive advantage in the research and development of new products, sales and distribution and in other business areas.

In the industrial fluorescent lighting market, the Company has two primary com-petitors. Microlite markets a product similar in appearance to the Company's circular fluorescent microscope illuminator. Techni-Quip Corp. offers industrial fluorescent lighting as part of its product line but its lighting product line is limited and represents a small percentage of that company's total business.

The Company has five primary competitors in the fiber optic lighting market. The most mature segment of this market relates to lighting for microscopes. Within that segment, Volpi Manufacturing USA, Inc. and Dolan-Jenner Industries, Inc. have highest market share. Both of these companies have been producing fiber optic products for more than thirty years and offer a fully developed line of microscopy products. A third, company, Cuda Products, Inc., also supplies fiber optic lighting for microscopy, however, its primary market is medical products. The value-oriented segment of the microscopy market is dominated by Chiu Technical Corp., which offers an inexpensive "no-frills" fiber optic lighting system. A newer segment in the fiber optic lighting market relates to lighting for machine vision, which is automated imaging and inspection equipment. Fostec, Inc., is the leading provider of fiber optic lighting for machine vision, with ten years of experience in the machine vision industry and advanced glass tech-nology its primary advantages.

The Company has developed the in-house capability to draw its own glass fiber in variable dimensions to suit customer needs. Although some of the above named competitors also have this capability, the Company believes that its fiber has certain qualities which may make the Company's fiber longer-lived and more reliable than its competitors' fiber. Further, the Company's spectrographic analysis has established that the fiber drawn by the Company demonstrates higher light transmission qualities than the competitors' fiber.

Since mid-1996, the Company has invested in building up its in-house design, development and research capabilities, including the hiring of personnel trained in optical, chemical, mechanical and electrical engineering and related disci-plines, and the purchase of computers and laboratory equipment necessary to sup-port these personnel. Further, the Company has succeeded in designing and developing a complete line of fiber optic lighting products for microscopy applications in less tan two years.

The Company believes that its primary market advantages going forward are its long history of providing specialized products to meet customers' illumination needs, its broad line of industrial fluorescent lighting products, its ability to produce high quality glass fiber, and its design and development capabil-ities.

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

In bidding for contracts to supply compasses and watches for the U.S. Army, the Company competes against only a limited number of firms. However, as a result of reduced spending by the United States government, the Company expects to obtain fewer contracts from the United States armed forces in the future.

Machine tool components and accessories product lines

For over 50 years, the Company's Stilson/Die-Draulics Division("SDD Division"), located in Fraser, Michigan, has manufactured a wide range of machine tool com-ponents and material handling accessories which are used extensively in the con-struction and maintenance of assembly and conveying machinery.

Sales data.
Machine tools and accessories represented approximately 35% of the total
Company sales in 1997, compared to approximately 39% in 1996. Material handling products, such as conveyor rolls and bumpers, were approximately 17% of total Company sales in 1997 and 1996. Other products include vacuum handling systems, machine tool components for clamping, indexing, holding, handling, locating, positioning and actuating, and nitrogen die control systems. The pro-ducts are sold to participants in the automotive, packaging and other indus-tries.

Distribution.
The SDD Division's products are sold to over 5,000 customers, and no one customer or group of customers represented more than 5% of total revenue in 1997. Although SDD Division products are sold throughout the world, sales to customers in the U.S. industrial Midwest (Ohio, Michigan, Illinois, and Indiana) represented approximately 54% of Stilson Division sales in 1997 and 53% in both 1996 and 1995. The Division works with approximately 60 distibutors and manufactures' representatives in the marketing of the Stilson and Die-Draulics product lines.

Competition and Competitive Position.
The market for machine components and accessories is mature, with a number of small companies competing within the industry. The SDD Division competes with a variety of companies (many of which are larger and have greater resources than the Company) in designing and distributing its products.
These products are sold primarily to participants in the automotive industry and secondarily to participants in the home appliance, leisure-time products, building materials and packaging equipment industries.
Historically, the SDD Division has maintained a market advantage and product acceptance primarily by offering a complete product line, technical applications assistance and quality service, at a competitive price. Further, the Company has been able to adapt its products to the specific requirements of its customers.

Backlog

The Company maintains an inventory of standard materials and components and generally manufactures standard product configurations within one to five days after receipt of a customer order. Although such rapid response is, and histori-cally has been, a selling advantage for the Company, some orders are placed for future delivery. At December 31, 1997, the Company had a backlog of orders for future delivery of approximately $920,000 compared to approximately $700,000 of such orders at December 31, 1996. At March 15, 1998, the backlog was approxi-mately $1,899,000.

Raw Materials

The raw materials and components used in the Company's products are purchased from a number of different suppliers and are generally available from several sources.

Dependence on One or a Few Major Customers

The Company's customer base consists of more than 10,000 customers in various industries worldwide. The Company's largest single customer is the United States government to which the Company has been a contract supplier of watches and compasses for many years. Sales to various agencies of the United States Govern-ment were less than 3% of the Company's total sales in 1997.

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

Although the Company believes that its products and other proprietary rights do not infringe the proprietary rights of third parties, there can be no assurance that infringement claims will not be asserted against the Company in the future or that any such claims will not require the Company to enter into royalty arrangements or result in costly litigation.

Research and Development

Research and development expenditures for the Company were $725,539 in 1997, $424,637 in 1996 and $220,290 in 1995. The increases in 1997 and 1996 reflect a stepped up development effort, which is focused on introducing a line of fiber optic illuminiation products to complement the Company's line of industrial fluroscent lighting products. Specifically, the Company has strengthened its capability to design and develop fiber optic illuminators, ring lights and standard and custom lengths of glass fiber for existing and new customers within the machine vision and microscopy industries.

Compliance with Environmental Laws

The Company is subject to evolving Federal, state and local environmental laws and regulations. Compliance with such laws and regulations in the past had no material effect on the capital expenditures, earnings or competitive position of the Company. The Company believes that it complies in all material respects with existing environmental laws and regulations applicable to it. However, the Company's Salem, New Hampshire headquarters are currently the subject of environmental testing and monitoring relating to soil and groundwater contamination which occurred under prior ownership. The Company believes that the costs of any required remediation will be covered by an environmental indemnity obtained from the seller, John Hancock Mutual Life Insurance Company. Compliance with environmnetal laws and regulations in the future many require additional capital expenditures, and the Company expects that in the foreseeable future such capital expenditures will be financed by cash flow from operations.

Employees

As of December 31, 1997, the Company employed approximately 106 persons, 100 of whom were full-time employees. No employees of the Company are unionized and re-lations with employees are satisfactory.

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

The Company's Salem faciliy is owned by the Company subject to a mortgage granted to Primary Bank, and the Company's Michigan facility is owned by the Company and subject to a mortgage granted by the Company to Fleet Bank to secure the obligations of the Company under the Company's senior credit facility. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS-Liquidity and Capital Resources."

The Company's facilities are generally operated on the basis of one shift per day, five days per week. Management considers the facilities to be in generally good condition, to be adequately maintained and insured, and sufficient to satisfy its needs for the forseeable future.

                           ITEM 3. LEGAL PROCEEDINGS

The Company is a named defendant in a civil action filed on or about February 17, 1998, in the Superior Court of Massachusetts, Essex County. The plaintiff, Dolan-Jenner Industries, Inc., alleges that the Company interfered with a non-competition and non-discolsure agreement and have misappropriated plaintiff's proprietary information. The plaintiff has sought both injunctive relief and monetary damages. The Court has denied plaintiff's request for preliminary injunctive relief, finding, among other things, that the plaintiff has not established a likelihood of success on the merits of its claims. The Company believes that it has meritorious defenses to all remaining claims made by the plaintiff.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

       ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock has been listed on the Nasdaq SmallCap Stock Market since January 29, 1996 under the symbol "STKR".

The following table sets forth the high and low bids for the last 8 quarters:

                                                High           Low
                                                ----           ----
     Quarter ended March 31, 1996               $6.25          $4.50
     Quarter ended June 30, 1996                $6.25          $5.25
     Quarter ended September 30, 1996           $6.00          $4.875
     Quarter ended December 31, 1996            $6.25          $4.625
     Quarter ended March 31, 1997               $5.75          $5.625
     Quarter ended June 30, 1997                $6.625         $4.75
     Quarter ended September 30, 1997           $5.875         $4.00
     Quarter ended December 31, 1997            $6.00          $4.00

Holders

As of March 25, 1998 there were approximately 1050 shareholders of record of the Company's Common Stock.

Dividends

The company presently is restricted from payment of dividends under the terms of the Credit Agreement (as defined below), and therefore, the Company does not expect to declare or pay any dividends in the forseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Direc-tors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions.

                    ITEM6. MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company's financial condition, results of opera-tions and capital resources and liquidity should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere herein.

Results of Operations

        Fiscal Year Ended December 31, 1997 Compared to Fiscal Year Ended
                                December 31, 1996

As previously reported, in 1996 management formulated a strategy to de-emphasize less profitable product lines and to focus on and expand its Industrial Lighting Products, which included a plan to develop, manufacture and sell fiber optic illumination products. In 1997, the Company implemented its plan to establish a line of fiber optic products, investing over $2 million in inventories and capi-tal equipment and nearly doubling research and development expenditures to ex-pand development capabilities. The Company ended the year having successfully completed the first phase of this initiative, with the installation of its glass fiber drawing tower, the quantity production of high quality glass fiber, and the design and development of a complete fiber optic product line for use in microscopy.

Total Company revenues increased 3.5% from $10,782,078 in 1996 to $11,162,026 in 1997. Industrial Lighting Product sales grew more than 61%, increasing from $2,586,973 in 1996 to $4,169,795 in 1997. This revenue growth resulted from increased selling activity, especially in southeast Asia, and the introduction of thirty-seven new products, including the Company's fiber optic lighting pro-ducts. Fiber optic lighting sales increased to $323,506 as compared to only $3,604 in 1996. Sales of machine tool components and accessories through the SDD Division decreased by 3% from $4,087,218 to $3,948,151, due primarily to delays in the Division's fulfillment cycle resulting from changes in the division's personnel. Less profitable lines, which had been strategically de-emphasized, experienced expected decreases in revenue. Sales of Military Products decreased from $1,775,798 in 1996 to $1,329,362 in 1997, largely due to decreased U.S. government sales, which in 1996 had benefited from a large contract for navi-gation watches. Recorder/Printer sales declined from $2,034,146 in 1996 to $1,676,949 in 1997, as customers continue to turn from generic printers and recorders to develop their own application-specific products.

Gross profit increased $390,244 from $3,872,812 in 1996 to $4,263,056 in 1997, and improved as a percentage of revenues from 35.9% to 38.2%. Management credits this improvement to the increased sales of Industrial Lighting Products which generally produce higher margins than other product lines.

Research and development expenses increased by approximately $300,000 as the Company hired additional engineering staff and updated its equipment. Selling expenses increased by approximately $291,000 as a reult of hiring and training new sales people and the purchase of new product advertising and literature. Such planned expenditures established the Company's capability to produce glass fiber and manufacture fiber optic light sources, and positioned the Company to enter the fiber optic lighting marketplace. General and Administrative expense increased modestly but remained at 19% of Company revenue. Total operating costs incresed from $4,247,422 in 1996 to $4,906,583 in 1997, as a result of the in-creased selling and research and development costs associated with the startup of the fiber optic product line. The Company reported a net loss for 1997 of $726,864 as compared with a net loss in 1996 of $643,296.

Included in 1997 operating expenses are approximately $329,000 of non-recurring charges. These charges consist primarily of approximately $260,000 in costs associated with personnel changes, such as severance pay and hiring of interim help, as well as costs related to the closing of the Company's Hong Kong sub-sidiary in December, 1997.

        Fiscal Year Ended December 31, 1996 Compared to Fiscal Year Ended
                               December 31, 1995

Fiscal year 1996 was characterized by a stronger balance sheet and weaker oper-ating results. Management formulated a plan to focus on and expand its indus-trial lighting and machine tool product lines through the acquisition of comp-lementary business and/or product lines and the development and marketing of a line of fiber optic illumination products. In order to provide additional work-ing capital for growth as well as to finance possible acquisitions and new pro-duct development, the Company completed a public offering on October 25, 1996 which generated net proceeds of approximately $3,950,000. As a consequence of the Company's public offering, the Company increased stockholder's equity approximately 38% from $8,624,495 at December 31, 1995 to $11,908,952 at December 31, 1996, and reduced debt approximately 32% from $9,256,713 to $6,256,713. In addition, in separate transactions which occurred in May and August of 1996, the Company refinanced $2,500,000 of debt, all of which was classified as current debt in 1995 to $2,784,346 of long term debt and $50,151 of current debt in 1996. The Company reported a net loss of $643,421 for the year ended December 31, 1996 as compared to a net loss of $309,939 for year ended December 31, 1995. The loss is largely attributable to (i) decreased revenues of approximately 17% from 1995 to 1996 and related lower absorption of costs, (ii) decreased gross margin at the Company's SDD Division and (iii) in-creased Reasearch and Development expenses.

Revenues dereased from $13,004,675 to $10,782,078. Approximately 44% of the revenue decrease was due to reduced sales to the U.S. government, which declined from $1,534,165 in 1995 to $558,171 in 1996, primarily as a result of one-time contract sales in 1995 for borescopes and navigator watches. Sales of electronic ballasts declined from $1,103,401 in 1995 to $297,943 in 1996, accounting for approximately 36% of the revenue decrease. The reduction in sales of electronic ballasts resulted from the Company's decision to withdraw from this market, which has become increasingly commodity price-driven, to focus on sales of higher margin products. Recorder and printer product sales declined from $2,786,600 in 1995 to $2,034,146 in 1996, representing approximately 34% of the total revenue decrease. Recorder and printer product sales declined primarily due to customer decisions to develop their own printers and recorders and, especially, their own application-specific electronic controllers rather than adapt generic product for re-sale. Sales of the Comapny's lighting products in-creased approximately 9% from $2,370,756 in 1995 to $2,583,369 in 1996. Sales of military watches and compasses to the civilian market increased approximately 37% from $889,489 in 1995 to $1,217,627, primarily as a result of a contract with a mail order marketing firm and increased sales in Asia through the Company's Hong Kong subsidiary. Hong Kong sales increased from $92,309 in 1995 to $272,455 in 1996.

Consolidated gross profit expressed as a percentage of total yearly sales re-mained flat at 35.9% of total sales in 1996 compared to 35.5% of sales in 1995. However, due primarily to reduced absorption of overhead costs resulting from lower revenues, gross profit decreased $846,246 from $4,719,058 in 1995 to $3,872,812 in 1996. In addition, the SDD Division experienced a decline in gross profit from 48% of net sales in 1995 to 42% of net sales in 1996. The decrease in the gross profit at SDD Division was due primarily to increased material costs incurred as a result of temporary outsourcing of components previously produced in-house.

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

Certain Factors Affecting Future Operating Results

Statements, other than historical facts, made herein may constitute forward-looking statements. Such forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from those anticipated in such statements. The factors that could cause actual results to differ materially from anticipated results include, without limitation, the Company's ability to (i) compete with entities that have greater financial, technical and marketing resources than the Company, (ii) develop and market new products in its various business lines, (iii) compete for and obtain certain U.S. government contracts, or (iv) obtain financing on favorable terms. In addition, the Company sells certain products to customers located in Southeast Asia, and in 1997, the Company experienced a slowdown in orders and payments from its customers in that region, as the currencies of certain countries in that region have been devalued and destabilized. Although the Company has taken reasonable precautions to limit its credit risk in southeast Asia, there can be no assurance that the Company will be able to secure future orders from its customers in that region. General economic conditions in the United States, southeast Asia, and elsewhere may affect the Company's results.

Liquidity and Capital Resources

The Company historically has financed its operations primarily through third party credit facilities and cash from operations. Anticipating the need for capital to finance the startup of the fiber optic lighting business, the Company completed a public offering of the Company's Common Stock in October, 1996, which generated $4,250,000 in gross proceeds. During 1997,the Company's opera-tions used $1,646,613 of cash as compared with $115,008 of cash provided by operations in 1996. Cash used for operations was primarily for the purchase of inventories relating to its new fiber optic lighting products. Cash investments increased as well from $196,302 in 1996 to $1,031,530 in 1997, as the Company purchased equipment for increased research and development and for setting up a manufacturing facility for fiber optic lighting production. Such expenditures in 1997 were planned costs associated with startup of the new fiber optic lighting product line and, as such, should not be of a recurring nature.

The Company's primary third party financing relationship is with Fleet National Bank (the "Bank"). The initial Credit Agreement (the"Inital Credit Agreement") included provisions for revolving loans due March 31, 1998 (the "Revolving Loans"), a long-term loan due March 31, 1998 (the "Term Loan"), and a short-term loan due August 1, 1995 (the "Short-Term Loan"), in an aggregate principal amount of $6,967,000. The Short Term Loan was paid as agreed in August, 1995.
In September, 1995, the Company made a partial prepayment of the Term Loan in an amount of $1,100,000. As of December 31, 1997. there was a total of $1,175,945 outstanding on the Term Loan, as compared to $1,336,986 outstanding on December 31, 1996. Borrowings under the Revolving Loans totaled $1,307,053 as of December 31, 1997, as compared to no borrowings as of December 31, 1996 when the Revolving loans were temporarily paid down after the completion of the Company's stock offering in October, 1996. Both the Revolving Loan and the Term Loan bear interest at a rate equal to the Bank's base rate plus 1/2%. As of December 31, 1997, the interest rate on both the Revolving Loans and the Term Loan was 9.00%.

Under the terms of the Credit Agreement, the Company is required to comply with a number of covenants including minimum equity, debt to equity ratios, and mini-mum net income tests. At September 30, 1997, and December 31, 1997, the Company was not in compliance with the minimum net income and debt service coverage covenants. The bank granted waivers to these covenants on November 12, 1997 for the period ended September 30, 1997, and granted waivers on March 5, 1998 for the period ended December 31, 1997. In addition, on November 12, 1997, the Credit Agreement was amended to increase the maximum annual limit on capital ex-penditures from $500,000 to $1,500,000 for the year ending December 31, 1997.

The Company had planned to refinance the Fleet National Bank credit facility with another bank prior to such credit facility's March 31, 1998 maturity dates. On March 17, 1998, the other bank altered the terms of its proposal and the Com-pany terminated those negotiations. On March 30, 1998, the Company and the Bank entered into a commitment letter (the "Commitment Letter") to amend the Credit Agreement in order to extend the maturity dates for the Term Loan and the Revolving Loan until January 2, 1999. Under the terms of the extension, both the Term Loan and the Revolving Loan will bear interest at a rate equal to the Bank's base rate plus 1% through June 30, 1998, after which the rate will in-crease to the Bank's base rate plus 2%. The Company will pay quarterly extension fees of $10,000 on March 31, 1998 and $20,000 on June 30, 1998, and monthly ex-tension fees of $7,000 payable on the last days of July, August and September, and $10,000 payable on the last day of October, November and December. The Amended Credit Agreement deletes the minimum debt service covenant and requires the Company to report a pretax profit in the month of March, 1998 and for each of the subsequent quarters in fiscal year 1998. The Company intends to refinance the Credit Agreement with another lender before its January 2, 1999 maturity date. At this time, the terms of such refinancing can not be determined by the Company.

In May 1996, the Company has issued Subordinated Notes in an original principal amount of $1,350,000. These notes mature on May 1, 2001, bear interest at 7.25%, and are convertible into shares of Common Stock at a conversion price of $7.375 per share subject to certain adjustments pursuant to the Convertible Sub-ordinated Note Purchase Agreement (the "Purchase Agreement") related thereto. Payments of principal and interest on the Convertible Subordinated Notes are subordinated to all existing and future indebtedness of the Company to banks and financial institutions. The Notes are unsecured and are redeemable at the option of the Company at any time after May 1, 1998 under a formula specified in the purchase agreement.

The Company's headquarters facility in Salem, New Hampshire, is subject to a mortgage and note issued to Primary Bank on August 29, 1996 (the "Primary Note"). The Primary Note, in an initial principal amount of $1,500,000, is due August 29, 2011. The Primary Note bears interest at an annual rate of 9.25% per annum until August 29, 1999; and thereafter, adjusted annually to the Prime Rate plus one percent. The principal and interest are repayable in 180 equal monthly installments. In accordance with the terms of the Primary Note, the Company may prepay amounts outstanding thereunder, in whole or in part, at any time without premium or penalty.

On May 20, 1997, the Company entered into an equipment line of credit agreement with Primary Bank to finance capital equipment related to new product develop-ment. The facility provides that equipment purchases will be converted quarterly into a series of five year notes, not to exceed $500,000 in the aggregate, bearing interest at the prime rate plus .75%. As of December 31, 1997, the Company had borrowed $209,759 against this line of credit.

The Company believes that its available financial resources are adequate to meet its forseeable working capital, debt service and capital expenditure require-ments.

Inventory Obsolescence

The potential for inventory obsolescence of older products as the Company develops new products is not significant. With the exception of the Company's new line of fiber optic lighting products and fluorescent light dimming systems and electronic ballasts which was a new product line in 1993, the Company's product offerings have remained substantially the same for twenty years, with new enhancements introduced periodically. Enhanced versions of old products are not introduced to the market until the old components being replaced in the new configurations are appropriately reduced. New product additions to existing lines are generally designed to accomodate new and different applications, have features that are quite different from existing products, and do not impact the demand for other, older products.

Foreign Currency Fluctuations

Foreign currency fluctuations have had a minor impact on the Company's results of operations. Specifically, the Company has Swiss Franc contracts to purchase watches at an agreed fixed cost and corresponding contracts with the General Services Administration to sell those watches at a fixed price. For 1997, cur-rency exchange rate fluctuations totaled $30,709 under anticipated costs of $413,912. In addition, the Company has indirect exposure to the devaluation of the Thai Baht. Although the Company conducts its sales to Thai distibutors in U.S. Dollars, those Thai distributors are paid by their customers in the local currency. As a result, the Company recorded in 1997 a $25,000 allowance for the return of inventory from a distributor who was unable to pay for his merch-andise.

                      ITEM 7. FINANCIAL STATEMENTS

The information required by Item 7. Is presented on pages 15 through 35 of this Form 10-KSB. The index to the Company's Financial Statements is set forth below:

                                                                   Page(s)

    Report of Independent Public Auditors                      13

    Consolidated Balance Sheets at December 31, 1997           14

    Consolidated Statements of Operations for the
         Years Ended December 31, 1997 and 1996                15

    Consolidated Statements of Stockholder's Investment
         for the Years Ended December 31, 1997 and 1996        16

    Consolidated Statements of Cash Flows for the
         Years Ended December 31, 1997 and 1996                17

    Notes to Consolidated Financial Statments                18-33

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Directors and Stockholders of
Stocker & Yale, Inc.:

We have audited the accompanying consolidated balance sheets of Stocker & Yale, Inc. (a Massachusetts corporation) and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' investment and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by man-agement, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stocker & Yale, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP


Boston, Massachusetts
March 26, 1998

(except for the matters discussed in Notes
  6 and 11, for which the date is March 27, 1998)

                      CONSOLIDATED BALANCE SHEETS

                                ASSETS

                                       DECEMBER 31, 1997    DECEMBER 31, 1996
                                           (unaudited)          (audited)
Current Assets:
Cash and cash equivalents                    $    73,520       $ 1,244,418
Trade receivables, less reserves of approx.
  $187,000 in 1997 and $166,000 in 1996        1,860,624         1,410,774
Prepaid income taxes                             579,332           353,668
Inventories                                    4,957,095         3,701,019
Prepaid Expenses                                 117,354           131,478
                                               _________         _________
     Total current assets                      7,587,925         6,841,357

Property, Plant and Equipment, Net             3,857,504         3,134,717
                                               ---------         ---------
Note Receivable                                1,000,000         1,000,000
                                               ---------         ---------
Goodwill, Net of Accumulated Amortization      8,453,000         8,721,800
                                               ---------         ---------
Debt Issuance Costs, Net of Accumulated
                            Amortization          39,776           138,490
                                               ---------         ---------
Cash Value Life Insurance                         52,546                 -
                                               _________         _________
                                            $ 20,990,751      $ 19,836,364

                    LIABILITIES AND STOCKHOLDER'S INVESTMENT
Current Liabilities:
Current Portion of long-term debt           $    443,334      $    357,569
Accounts Payable                               1,858,936         1,373,121
Accrued Expenses                                 541,668           547,654
Short Term Lease Obligation                       89,771                 -
                                               _________         _________
     Total current liabilities                 2,933,709         2,278,344
                                               ---------         ---------
Long Term Debt and Capital Lease Obligations   5,383,233         4,021,570
                                               ---------         ---------
Other Long Term Liabilities                      564,688           564,688
                                               ---------         ---------
Deferred Income Taxes                            876,904         1,012,685
                                               _________         _________
Commitments and Contingencies

Stockholder's Investment:  Common stock, par value $0.001
Authorized -- 10,000,000 shares at December
   31, 1997 and 1996
   Issued and outstanding -- 2,567,894 shares
   at December 31, 1997 and 1996                   2,568             2,568
Paid-in capital                               10,822,705        10,822,705
Retained earnings                                406,944         1,133,804
                                              ----------        ----------
     Total stockholder's investment           11,232,217        11,959,077
                                              ----------        ----------
                                            $ 20,990,751      $ 19,836,364

         The accompanying notes are an integral part of these
                    consolidated financial statements.

                    STOCKER & YALE, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                      For the Years Ended
                                          December 31,
                                       1997         1996


Net Sales                          $ 11,162,026  $ 10,782,078

Cost of Sales                         6,898,970     6,909,266
                                    ___________   ___________

  Gross Profit                        4,263,056     3,872,812

Selling Expenses                      2,040,637     1,749,492

General and Administrative Expenses   2,140,403     2,073,101

Research and Development                725,539       424,637
                                     ___________   ___________
 Operating Loss                        (643,523)     (374,418)

Interest Expense                       (388,337)     (546,770)
                                     -----------   -----------

 Loss before income tax benefit      (1,031,860)     (921,188)

Income Tax Benefit                     (305,000)     (277,892)
                                     ___________   ___________
  Net Loss                          $  (726,860)  $  (643,296)
                                     ===========   ===========

Loss Per Share                      $     (0.28)  $     (0.34)
                                     ===========   ===========

Weighted-Average Common Shares        2,567,894     1,891,116
                                     ===========   ===========

                 The accompanying notes are an integral part of
                   these consolidated financial statements.

                     STOCKER & YALE, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT



                                                                       Total
                           Common Stock     Paid-in       Retained  Stockholders
                         Shares     Amount  Capital       Earnings   Investment

Balance,
December 31 ,1995      1,712,914  $   1,713  $6,845,685  $1,777,100  $8,624,498

 Sale of Common Stock,
 net of issuance cost    850,000        850   3,950,885           -   3,951,735

 Issuance of Common
 Stock to employees        4,980          5      26,135           -      26,140

 Net loss                      -          -           -     (643,296)  (643,296)
                       ----------   -------  ----------  ---------- ---------

BALANCE, DECEMBER 31,
                1996   2,567,894      2,568  10,822,705   1,133,804  11,959,077

 Net loss                      -          -           -    (726,860)   (726,860)
                       ----------   -------  -----------   --------- -----------
BALANCE, DECEMBER 31,
                1997   2,567,894      2,568   10,822,705    406,944   11,232,217
                       ==========   =======  ===========   ========= ===========

                  The accompanying notes are an integral part
                   of these consolidated financial statements.



                    STOCKER & YALE, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                    Twelve Months Ended
                                                        December 31
                                                  1997              1996

Cash Flows from Operating Activities:
     Net loss                                $   (726,860)     $  (643,296)
     Adjustments to reconcile net loss to
       net cash provided by operating
       activities
     Depreciation and amortization                676,258          781,664
     Deferred income taxes                       (305,000)        (232,300)
     Other changes in assets and liabilities
       Accounts receivable, net                  (449,850)         487,169
       Inventories                             (1,256,076)         135,634
       Prepaid expenses                            14,124           27,535
       Accounts payable                           485,815         (154,347)
       Accrued expenses                            (5,986)          72,518
       Cash value of life insurance               (52,546)               0
       Accrued and refundable taxes                      0        (265,918)
       Issuance of common stock to employees             0          26,140
       Other long-term liabilities                (26,492)        (119,791)
                                                 ---------        ---------
   Net cash (used in)/provided by operating     (1,646,613)        115,008
     activities                                  ---------        ---------

Cash Flows Used for Investing Activities:
  Purchases of property, plant and equipment     (882,540)        (196,302)
                                                 ---------         --------


Cash Flows from Financing Activities:
  Net proceeds from sale of common stock                0        3,951,735
  Payments of bank debt                          (227,466)      (1,188,587)
  Proceeds from bank debt and equipment loans   1,611,678           41,108
  Proceeds from subordinated notes                      0        1,350,000
  Repayments of term loans and subordinated notes       0       (2,753,017)
  Payments on capital lease                       (25,957)         (58,560)
  Deferred financing costs                              0          (39,000)
                                                  --------         --------
     Net cash provided by                       1,358,255         1,303,679
                     financing activities         --------         --------


Net Increase/(Decrease) in Cash and            (1,170,898)        1,222,385
                           Cash Equivalents

Cash and Cash Equivalents, Beginning of Year    1,244,418           22,033
                                                ---------          --------
Cash and Cash Equivalents, End of Year         $   73,520       $1,244,418
                                               ----------        ---------
                                               ----------        ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                             $  426,409       $  601,776
                                               ----------        ---------
     Taxes paid                                $   67,492       $  241,691
                                               ----------        ---------
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
ACTIVITIES:
Capital lease obligations incurred for new
equipment                                      $  153,008       $        0
                                               ----------       ----------

The accompanying notes are an integral part of these consolidated financial statements

                     STOCKER & YALE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1997

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

The Company, incorporated in 1951, designs, manufactures, assembles and markets a diversified line of products. In its Salem, New Hampshire, facility, the Company manufactures a variety of optical and measuring instruments, including microscope illuminators, magnifiers and machine vision lighting systems, machine tool projectors and tool analyzers, land navigation compasses and millitary-type mechanical watches. The Company sells its compasses and watches to a wide variety of customers including the U.S. Government. Under the MFE brand name, the Company manufactures a broad range of oscillographic recorders and thermal printers. These products are produced for both the original equipment manufacturer and end-user markets and are used in diverse applications including medical, laboratory, general industrial and commercial applications. In 1996, the Company expanded its product line by marketing and developing fiber-optic lighting products.

The Company's Stilson and Die-Draulics Divison manufactures a wide range of machine tool components, material handling accessories and pressure control systems at its facility in Fraser, Michigan. These products are sold to the automotive, electronic, food, pharmaceutical and appliance industries.

Stocker & Yale Hong Kong Limited was formed in March 1995 as a 95%-owned subisidiary of the Company. This entity was formed to facilitate distribution of watches and compasses in Southeast Asia. The Company is presently in the process of ceasing the operations of this subsidiary. The operations of this entity are consolidated into the accompanying consolidated financial statements.

Radiant Asiatec Pte. Ltd. (Radiant) was established in December 1997 as an 80% owned Singapore-based distribution company. When fully operational, Radiant will sell industrial microscopes, imaging application software, production accessories and lighting systems manufactured by the Company. The operations of this entity are consolidated into the accompanying consolidated financial statements.

                   STOCKER & YALE, INC. AND SUBIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subisidiaries, Stocker & Yale Foreign Sales Corp., Stocker
& Yale Hong Kong Limited and Radiant Asiatech Pte. Ltd. All significant intercompany balances and transactions have been eliminated.

Revenue Recognition

The Company recognizes revenue as products are shipped.

Property, Plant and Equipment

The Company provides for depreciation on a straight-line basis by charges to ex-pense in amounts estimated to amortize the costs of property, plant and equip-ment over their estimated useful lives. Rates used to compute depreciation are based on the following estimated useful lives:

          ASSET CLASSIFICATION           ESTIMATED USEFUL LIFE

Building and building improvements            10 to 40 years
Machinery and Equipment                        5 to 10 years
Furniture and fixtures                         3 to 10 years

                 STOCKER & YALE, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANICAL STATEMENTS
                           DECEMBER 31, 1997

                              (Continued)

Property, plant and equipment, net, consist of the following:






                                         ------------December 31, 1997--------
                                                       Accumulated    Net Book
                                              Cost     Depreciation     Value

     Land                                $   446,300  $         -  $   446,300
     Building and building improvements    2,670,191      379,879    2,290,312
     Machinery and equipment               4,676,554    4,031,048      645,506
     Furniture and fixtures                  974,283      498,897      475,386
                                         -----------  -----------  -----------
                                         $ 8,767,328  $ 4,909,824  $ 3,857,504
                                         ===========  ===========  ===========

                                         ------------December 31, 1996--------
                                                       Accumulated    Net Book
                                              Cost     Depreciation     Value

     Land                                $   446,300  $         -  $   446,300
     Building and building improvements    2,469,609      371,203    2,098,406
     Machinery and equipment               4,140,402    3,835,242      305,160
     Furniture and fixtures                  828,477      543,626      284,851
                                         -----------  -----------  -----------
                                         $ 7,884,788  $ 4,750,071  $ 3,134,717
                                         ===========  ===========  ===========

Total depreciation of property, plant and equipment amounted to approximately $312,449 and $424,000 for the periods ended December 31, 1997 and 1996, respec-tively.

Goodwill and Debt Issuance Costs

The 1989 acquisition of Stocker & Yale, Inc. by S & Y Acquisition Corp. resulted in $10,749,000 of goodwill, which is being amortized over 40 years.

Intangibles consist of the following:

                                   ------------December 31, 1997------------
                                                  Accumulated     Net Book
                                      Cost        Amortization      Value

     Goodwill                      $ 10,749,000   $ 2,296,000   $ 8,453,000
     Debt issuance costs                316,053       276,277        39,776

                                   ------------December 31, 1996------------
                                                  Accumulated     Net Book
     Goodwill                      $ 10,749,000   $ 2,027,200   $ 8,721,800
     Debt issuance costs                316,053       177,563       138,490

                       STOCKER & YALE, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 DECEMBER 31, 1997

                                    (Continued)

Amortization of goodwill was approximately $268,800 for the year ended December 31, 1997 and approximately $284,000 for the year ended December 31, 1996.

The Company evaluates the net realizable value of intangible assets on an on-going basis relying on a number of factors including operating results, business plans, budgets and economic projections. In addition, the Company's evaluation considers nonfinancial data such as market trends, product development cycles and changes in management's market emphasis. When an impairment in the carrying value has occurred, it is the Company's policy to reduce the carrying amount of the impaired asset to its fair market value.

Financing costs related to certain loans have been capitalized and are being amortized over the life of the related loans. Amortization expense related to financing cost was approximately $98,714 and $70,000 for the years ended December 31, 1997 and 1996, respectively.

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

Earnings Per Share

In 1997, the Company adopted the provisions of SFAS No. 128, Earnings Per Share. This statement was issued by the FASB in March 1997 and establishes the stan-dards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This state-ment replaces the presentation of primary EPS with a presentation of basis EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerators and denominators for the basic and diluted EPS computations for all prior-period EPS data presented. The Company has reported a net loss for the years ended December 31, 1997 and 1996. Accordingly, all options and warrants have been excluded from diluted earnings per share as they would be antidilutive.

All share amounts and per share amounts in the accompanying consolidated finan-cial statements have been adjusted to reflect the 1-to-5 reverse stock split, which occurred on December 28, 1995.

                     STOCKER & YALE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1997

                                 (Continued)

Cash and Cash Equivalents and Financial Instruments

For purposes of the consolidated statements of cash flows, cash and cash equiva-lents consist of highly liquid investments with original maturities of three months or less.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The risk is limited due to the relatively large number of customers composing the Company's customer base and their dispersion across many industries and geographic areas within the United States, Europe and Asia.

Fair Values of Financial Instruments

The Comapny's financial instruments consist mainly of cash and cash equivalents, accounts receivable, current maturities of long-term debt, accounts payable and long-term debt. The estimated fair value of these financial instruments approxi-mates their carrying value as of December 31, 1997.

Reclassification

Certain amounts reported for prior periods have been reclassified to be consis-tent with the current period presentation.

(3) INCOME TAXES

The components of the income tax (benefit) are as follows:

                               For the Years Ended
                                   December, 31
                               1997           1996
             Current-
               Federal    $         -     $         -
               State                -               -
                          ------------    ------------
                                    -               -
                          ____________    ____________

             Deferred-
               Federal       (234,850)       (216,345)
               State          (70,150)        (61,547)
                          ------------    ------------
                             (305,000)       (277,892)
                          ------------    ------------
                          $  (305,000)    $  (277,892)
                          ============    ============

                    STOCKER & YALE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (Continued)

The following is a reconciliation of the federal income tax (benefit) calculated at the statutory rate of 34% to the recorded amount:

                                                      For the Years
                                                    Ended December 31,
                                                    1997          1996

       Applicable statutory federal income tax
             benefit                             $ (350,834)   $ (313,204)
       State income taxes, net of federal
             income tax benefit                     (64,698)      (55,271)
       Goodwill amortization                         91,392        96,560
       Other, net                                    19,140        (5,977)
                                                 -----------   -----------
                                                 $ (305,000)   $ (277,892)
                                                 ===========   ===========

The significant items composing the deferred tax asset and liability at December 31, 1997 and 1996 are as follows:

                                          1997                   1996
                                   Current  Long-Term      Current  Long-Term

Assets
   Reserves not currently
               deductible       $ 240,772  $        -   $ 252,548  $        -
   Other                          338,560           -     101,120           -
                                 ---------  -----------  ---------    -------
Total assets                      579,332           -     353,668           -
                                ---------  -----------  ---------    --------
Liabilities-
   Accelerated depreciation and
     property-basis differences         -    (672,602)          -   (746,217)
   Note receivable                      -    (402,700)          -   (402,700)
   Other                                -     198,398           -    136,232
                                ---------  -----------  ---------   ---------
       Total liabilities                -    (876,904)          - (1,012,685)
                                ---------  -----------  ---------  -----------
       Net assets (liabilities) $ 579,332  $ (876,904)  $ 353,668$(1,012,685)
                                =========  ===========  =========  ============

                       STOCKER & YALE, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   DECEMBER 31, 1997

                                      (Continued)

(4) Inventories

Inventories are as follows:

                                                December 31,
                                          1997              1996

            Finished goods           $   435,201      $   895,672
            Work-in-process              431,142          398,433
            Raw materials              4,090,752        2,406,914
                                     -----------      -----------
                                     $ 4,957,095      $ 3,701,019
                                     ===========      ===========

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

(6) LONG-TERM DEBT

As of December 31, 1997 and 1996, debt consisted of the following:

                                                           December 31,
                                                       1997          1996
Revolving line of credit, maturing March 31, 1998,
payable to a bank, with an interest rate at the
bank's prime lending rate plus 1/2% at December
31, 1997 (9.00%)                                   $ 1,307,053   $         -

Revolving line of credit, maturing April 1998,
payable to a Hong Kong bank, with an interest
rate at the bank's prime lending rate as defined
(8.50%) at December 31, 1997                           202,121       124,799

Mortgage note payable, maturing August 29, 2011,
payable to a bank, with an interest rate of 9.25%
as of December 31, 1997                              1,434,395     1,484,446

Term loan, maturing on March 1, 2000, payable to
a bank, with an interest rate of prime plus 1/2%
(9.00%) at December 31, 1997                         1,175,945     1,336,986

                  STOCKER & YALE, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997

                            (Continued)

Convertible subordinated notes payable, maturing
on May 1, 2001, interest payable quarterly in
arrears at 7.25%                                     1,350,000     1,350,000

Equipment loan, maturing October 17, 2000,
payable to a bank, with an interest rate at 8.80%       66,534        82,908

Auto loan, maturing February 2002, payable to a
bank, with an interest rate at 8.50%                    17,524           -

Equipment capital lease obligation, maturing
August 31, 2000, with an interest rate at 7.81%        153,008           -

Equipment lease line of credit, maturing on
October 31, 2002, payable to a bank, with an
interest rate of prime plus 3/4% (9.25%) at
December 31, 1997                                      209,759           -
                                                     ----------     ---------

Less--Current portion of long term debt                533,106       357,569
                                                     ----------     ---------
                                                   $ 5,383,233   $ 4,021,570
                                                    ----------    -----------
                                                    ----------    -----------

The revolving line of credit has a maximum credit limit of the lessor of $4,000,000 or a borrowing base as defined in the Credit Agreement, which is composed of the Company's eligible accounts receivable and inventory. The line has a floating interest rate of 1/2% above the bank's prime lending rate.

The Company has a five-year term loan with the same bank, with an original principal amount of $2,767,000. The monthly principal payments on this note are $13,420. The loan has a floating interest rate of 1/2% above the bank's prime lending rate. The loan matures on March 1,2000, at which time all unpaid interest and principal amounts are due in full.

The revolving line of credit and the term loan discussed above require the Company to comply with several affirmative and negative covenants, including certain fiancial tests and ratios such as debt service coverage, net income requirements and other items. The loans are collateralized by substantially all of the Company's assets and a personal guaranty, to the extent of $1,000,000 by the Chairman of the Board.

In exchange for the personal guarantees discussed above, the Chairman of the Board received 5% of the face amount of the guarantees in common stock of the Company, which amounted to $112,500. This amount is included in debt acquisition costs and is being amortized over the lives of the respective loan and note agreements.

                     STOCKER & YALE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (Continued)

On September 5, 1995, the Company sold its manufacturing facility in Beverly, Massachusetts, and purchased a manufacturing facility in Salem, New Hampshire. In conjunction with this purchase, the Company issued a one-year $1,500,000 mortgage note payable to the buyer of its Beverly, Massachusetts facility in exchange for $1,500,000 in cash, which was utilized to purchase the Salem facility. This mortgage note payable was paid in full in August 1996 with proceeds from a new 15 year mortgage note payable to a bank for $1,500,000. The interest rate on the note is fixed at 9.25% until August 29, 1999. Thereafter, the interest rate shall be calculated by the bank on an annual basis, at the Bank's prime rate, as defined, plus one percent (1.00%). The note is secured by the property.

In May 1996, the Company paid in full the holders of $1,000,000 in subordinated notes payable with proceeds from the issuance of $1,350,000 in convertible sub-ordinated notes payable. These new notes pay interest quarterly in arrears at 7.25% and mature on May 1, 2001. At the option of the holders, the principal portion of the notes is convertible into shares of the Company's common stock at a conversion rate of $7.38 per share. These notes are subordinated to the Company's revolving line of credit and five-year term loan.

As of December 31, 1997, the Company was not in compliance with certain finan-cial covenants set forth in the Credit Agreement of it's revolving line of credit and five-year term loan, as amended. On March 5, 1998, the Company ob-tained a waiver for these events of noncomplaince. This waiver is effective for the period ended December 31, 1997.

On March 27, 1998, the Company entered into an agreement to extend the maturity dates of its revolving line of credit and term loan to January 2, 1999. Under the terms of the extension, the revolving line of credit's maximum credit limit decreased from $4.0 million to the lesser of $2.5 million or a borrowing base as defined in the Amended Credit Agreement. Also, both the term loan and the revolving line of credit will bear interest at a rate equal to the Bank's base rate plus 1% through June 30, 1998, after which the rate will increase to the Bank's base rate plus 2%. The Company will pay quarterly extension fees of $10,000 on March 31, 1998 and $20,000 on June 30, 1998, and monthly extension fees of $7,000 payable on the last day of July, August and September, and $10,000 payable on the last day of October, November and December. The Amended Credit Agreement deletes the minimum debt service covenant and requires the Company to report a pretax profit in the month of March 1998, and for each of the subsequent quarters in fiscal year 1998.

(7) STOCKHOLDERS' INVESTMENT

On September 17, 1996, the Company amended and restated their articles of incor-poration, whereby common stock authorized for issuance increased from 2,400,000 shares to 10,000,000 shares.

In October 1996, the Company completed a secondary public offering. A total of 850,000 shares of the Company's common stock was sold for $3,951,735, net of issuance costs.

(8) EMPLOYEE BENEFITS AND STOCK OPTIONS

The Company has two noncontributory defined benefit pension plans that cover a majority of Company employees. The accrued benefit is determined based on credited service as of the employee's retirement date. Employees become fully vested after five years.

                       STOCKER & YALE, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 DECEMBER 31, 1997

                                    (Continued)

The Company froze the benefits of the defined benefit pension plan during August 1993. The Company will report a curtailment gain in accordance with SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, after all benefit payments are made; the Company does not believe that the curtailment gain will have a material impact on the financial position or operations of the Company.

The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets:




                                                        December 31,
                                                    1997            1996
Actuarial present value of benefit obligations
   Accumulated benefit obligation, including
   vesting benefits of $440,931 in 1997 and
   $407,825 in 1996                              $ (456,444)    $ (425,760)
                                                 ===========    ===========
Projected benefit obligation for service
   rendered to date                              $ (456,444)    $ (425,760)
Plan assets at fair value, guaranteed
   investment contract with an insurance
   company                                          775,505        678,377
Unrecognized net gain                              (297,597)      (217,733)
Unrecognized net (assets) liabilities                13,365        (45,727)
                                                 -----------    -----------
          Prepaid (accrued) pension cost         $   34,829     $  (10,843)
                                                 ===========    ===========

Net periodic pension cost (income) includes the following components:

                                                     For the Years Ended
                                                         December 31,
                                                     1997           1996

         Service cost-income earned during
            the period                            $       -     $       -
         Interest cost on projected benefit
            obligation                               29,861        27,853
         Return on plan assets                      (57,445)      (50,250)
         Amortization                               (18,087)      (13,224)
                                                  ----------    ----------
           Net periodic pension income            $ (45,671)    $ (35,621)
                                                  ==========    ==========

The weighted average discount rate and rate of increase in future compensation used in determining the actuarial present value of the projected benefit obli-gation was 7% in 1997 and 1996. The expected long-term rate of return on assets was 8% in 1997 and 1996.

                     STOCKER & YALE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                 (Continued)

On January 17, 1994, the Company established the Stocker & Yale 401(k) Plan (the
Plan). Under the Plan employees are allowed to make pretax retirement contri-butions. In addition, the Company may make matching contributions, not to ex-ceed 100% of the employee contributions, and profit sharing contributions at its discretion. The Company made no such contributions for the plan years ended December 31, 1997 and 1996. The Company incurred costs of $5,169 and $3,661 in 1997 and 1996, respectively, to administer the Plan.

During 1994, the Company adopted a stock option plan (the Option Plan) for the purpose of issuing both Incentive Options and Nonqualified Options to officers, employees and directors of the Company. Options may be granted under the Option Plan on such terms and at such prices as determined by the Board of Directors, except that the options cannot be granted at less than 100%, or in certain cir-cumstances not less than 110%, of the fair market value of the common stock on the date of the grant. Each option will be exercisable after the period or periods specified in the option agreement, but no option may be exercised after the expiration of 10 years from the date of grant.

In March 1996, the Company adopted the 1996 Stock Option and Incentive Plan (the Option Plan) for the purpose of issuing both Incentive Options and Nonqualified Options to officers, employees and directors of the Company. A total of 150,000 shares of common stock were reserved for issuance under this plan. In December 1996, the Company awarded 4,980 shares of common stock to employees through the 1996 Stock Option Plan. Accordingly, the Company has recognized approximately $26,000 in compensation expense in the accompanying financial statements. Options may be granted under the Option Plan on such terms and at such prices as determined by the Board of Directors, except that the options cannot be granted at less than 100%, or in certain circumstances not less than 110%, of the fair market value of the common stock on the date of the grant. Each option will be exercisable after the period or periods specified in the option agree-ment, but no option may be exercised after the expiration of 10 years from the date of the grant.

                       STOCKER & YALE, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FIANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)

       The following is a summary of the activity for the 1996 and 1994
                             Stock Option Plans:

                                     Number of                     Weighted
                                    Shares      Price Range   Average Price

Outstanding at December 31, 1995     134,440     $ 3.70-$ 7.25     $ 6.23
       Granted                        70,000     $ 5.25-$ 6.00     $ 5.99
       Lapsed                         (1,000)       $ 4.55         $ 4.55
                                     --------    -------------    -------
Outstanding at December 31, 1996     203,440     $ 3.70-$ 7.25     $ 6.14
                                     ========    =============    =======
Exercisable at December 31, 1996      84,440        $ 7.25         $ 7.25
                                     ========    =============    =======
       Granted                        61,600     $ 4.50-$ 5.38     $ 5.27
                                     --------    -------------    -------
Outstanding at December 31, 1997     265,040     $ 3.70-$ 7.25     $ 5.97
                                     ========    =============    =======
Exercisable at December 31, 1997     123,040     $ 3.70-$ 7.25     $ 6.36
                                     ========    =============    =======

Weighted average option price for all options                $ 5.88
                                                             ======

In addition to the options listed above, as of December 31, 1997, there are 44,000 options outstanding to nonemployees to purchase shares of the Company's common stock at prices ranging from $4.30-$7.25 per share. These options were issued in 1994 and 1995 and expire beginning on August 26, 1998.

During 1995, the FInancial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which defines a fair value based method of accounting for an employee stock option or similar equity intrument and encourages all entities to adopt that method of accounting for all of ther employee stock compensation plans. However, it also allows an entity to continue to measure compensation costs for those plans using the method of accounting prescribed by APB Opinion 25. Entities electing to remain with the accounting in APB Opinion 25 must make pro forma disclosures of net income and, if presented, earnings per share as if the fair value based method of accounting defined in SFAS No. 123 has been applied.

                       STOCKER & YALE, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)

The Company elected to account for its stock-based compensation plan under APB 25. However, the Company has computed, for pro-forma disclosure purposes, the value of all options granted during 1996 and 1997 using the Black-Scholes option pricing model as prescribed by SFAS No. 123, using the following weighted-average assumptions for grants in 1997 and 1996:

                                            1997             1996

     Risk-free interest rate             5.87%-6.9%       6.08%-7.91%
     Expected dividend yield                 -                -
     Expected life                        10 years         10 years
     Expected volatility                   32.29%           50.10%

The total value of options granted during 1996 and 1997 would be amortized on a pro forma basis over the vesting period of the options. Options generally vest equally over two years. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net loss and net loss per share, would have increased as reflected in the following pro forma amounts:

                                           Year Ended December 31,
                                          1997                 1996

Net loss-
  As reported                       $   (726,860)        $   (643,296)
  Pro forma                           (1,057,884)            (808,071)
Net loss per share-
  As reported                            (.28)                 (.34)
  Pro forma                              (.41)                 (.43)







Set forth below is a summary of options granted in 1997 and 1996:

               __________Options Outstanding_______  __Options Exercisable__

                                Weighted
                  Oustanding    Average    Weighted   Per              Weighted
                  Shares at    Remaining   Average   Share              Average
     Exercise    December 31, Contractual  Exercise   Fair  Exercisable Exercise
     Price Range     1997      Life (Years)  Price    Value    Options    Price

1996  $5.25-$6.00   $79,000       9 years      5.89    4.16      -          -
1997  $4.50-$5.38   $72,000      10 years      5.28    3.96      -          -

                   STOCKER & YALE, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1997

                               (Continued)

(9)  COMMITMENTS AND CONTINGENCIES

Total rent expense for operating leases charged to operations for the periods ended December 31, 1997 and 1996 was $17,862 and $20,100, respectively.
Minimum commitments under leases in effect at December 31, 1997 are as follows:

                                                Operating
             Year                                Leases

             1998                              $  17,888
             1999                                 15,903
             2000                                  3,981
             Thereafter                              -
                                                  -------
               Total minimum lease payments       37,772
                                                  -------
                                                  -------

In December 1997, the Company began exclusive negotiations to acquire Lasiris, a Canadian company that manufactures and distributes Laser Lighting products. The acquisition is subject to the successful completion of negotiation and other numerous conditions and provisions, and there is no guarantee that the acquisition will be consummated.

(10)  SEGMENTED INFORMATION

The Company's operations were conducted primarily within the following industry segments for the fiscal years ended December 31, 1997 and 1996:

                        ------------December 31, 1997----------------------
                              Measuring         Machine
                                 and          Components
                              Inspection         and
                             Instruments      Accessories       Total

Net sales                  $  7,213,876     $  3,948,150    $ 11,162,026
Operating income (loss)        (325,314)        (318,209)       (643,523)
Capital expenditures            751,293          282,763       1,034,056
Depreciation expense            133,013          179,436         312,449
Amortization expense            220,508          147,006         367,514
Fixed assets, net             2,707,700        1,149,804       3,857,504
Total identifiable assets    19,666,636        1,324,115      20,990,751

                     STOCKER & YALE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1997

                                 (Continued)

                        ------------December 31, 1996---------------------
                              Measuring         Machine
                                 and          Components
                              Inspection         and
                             Instruments      Accessories      Total


Net sales                 $   6,694,860     $  4,087,218   $  10,782,078
Operating income (loss)        (383,751)           9,333        (374,418)
Capital expenditures            172,876            8,249         181,125
Depreciation expense            224,871          204,514         429,385
Amortization expense            211,367          140,911         352,278
Fixed assets, net             2,188,748          945,969       3,134,717
Total identifiable assets    18,284,051        1,552,313      19,836,364

Sales to unaffiliated customers in foreign countries represented approximately 17% and 11% of net sales for fiscal 1997 and 1996, respectively. The Company's export sales are denominated in U.S. dollars.

                     STOCKER & YALE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1997

                                 (Continued)

On March 16, 1998, the Company entered into an agreement to acquire Lasiris, a Canadian company that manufactures and distributes lasers and related products for the machine vision industry. The purchase price is approximately $5.3 million and will be paid in cash and common stock of the Company.


           ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                               PART III.

           ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE
                             EXCHANGE ACT

Information pertaining to directors and executive officers of the Company is set forth under "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1997 (the "Proxy State-ment"), and is incorporated herein by reference.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by the directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock required by this item is set forth under "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement and is incorporated herein by reference.

                     ITEM 10. EXECUTIVE COMPENSATION

Information pertaining to executive compensation is set forth under "Compen-sation of Executive Officers and Directors" in the Company's Proxy Statement and is incorporated herein by reference.

            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                AND MANAGEMENT

Information pertaining to security ownership of management and certain bene-ficial owners of Company Common Stock is set forth under "Voting Securities and Principal Holders Thereof" in the Company's Proxy Statement and is incorporated herein by reference.

            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information pertaining to certain relationships and related transactions is set forth under "Certain Relationships and Related Transactions" in the Company's Proxy Statement and is incorporated herein by reference.

              ITEM 13. EXHIBITS, LISTS, AND REPORTS ON FORM 8-K

(a) The following is a complete list of Exhibits filed as part of this Form 10-KSB.

Exhibit
Number             Description
-------            -----------

  3.1 Amended and Restated Articles of Organization of the Registrant, incorporated by reference to Exhibit 3.1 of Stocker & Yale's Form SB-2, Amendment No. 1, filed October 11, 1996.

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

  10.1 (a) Credit Agreement, dated as of March 6, 1995, by and between the Company and Shawmut Bank, N.A., incorporated by reference to Exhibit 10.1 (a) of Stocker & Yale's Form 10-SB, as amended, filed on November 2, 1995.

  10.1 (b) Waiver and Amendment No. 1 to the Credit Agreement, dated as of August 16, 1995, incorporated by reference to Exhibit
                   10.1 (b) of Stocker & Yale's Form 10-SB, as amended, filed on November 2, 1995.

  10.1 (c) Consent under, and Second Amendment, to the Credit Agreement and Amendment to Term Note, dated as of August 25, 1995, incorporated by reference to Exhibit 10.1 (c) of Stocker & Yale's Form 10-SB, as amended, filed on November 2, 1995.

  10.1 (d) Waiver and Amendment No. 3 to the Credit Agreement, dated as of March 15, 1996, incorporated by reference to Exhibit 10.14 of Stocker & Yale's Form 10-KSB for the fiscal year ended December 31, 1995.

  10.1 (e) Waiver of certain provisions of the Credit Agreement dated May 24, 1996, incorporated by reference to Exhibit 10.1 of Stocker & Yale's Form 10-QSB for the period ended June 30, 1996.

  10.1 (f) Waiver of certain provisions of the Credit Agreement dated July 31, 1996, incorporated by reference to Exhibit 10.2 of Stocker & Yale's Form 10-QSB for the period ended June 30, 1996.

  10.1 (g) Amendment No. 4 to the Credit Agreement, dated August 13, 1996, for the fiscal year ending December 31, 1996, incorpo-rated by reference to Exhibit 10.3 of Stocker & Yale's Form 10-QSB for the period ending June 30, 1996.

  10.1 (h) Waiver and Amendment No. 5 to the Credit Agreement, dated March 14, 1997, for the year ending December 31, 1996, incor-porated by reference to Exhibit 10.1(h) of Stocker & Yale's Form 10-KSB for the fiscal year ended December 31, 1996.

  10.1 (i) Waiver and Amendment of the Credit Agreement, dated November 12, 1997, for the period ending September 30, 1997, incorpo-rated by reference to Exhibit 27.2 of Stocker & Yale's Form 10-QSB for the period ending September 30, 1997.

  * 10.1 (j)       Commitment Letter, dated March 30, 1998, by and between
                   Stocker & Yale and Fleet National Bank, relating to amending certain terms of the Credit Agreement.

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

  10.8 (a) Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit 10.8(a) of Stocker & Yale's Form 10-SB, as amended, filed on November 2, 1995.

  10.8 (b) Form of Incentive Option Agreement for employees under the Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit 10.8(b) of Stocker & Yale's Form 10-SB, as amended, filed on November 2, 1995.

  10.8 (c) Form of Nonqualified Option Agreement for employees under the Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit 10.8(c) of Stocker & Yale's Form 10-SB, as amended, filed on November 2, 1995.

  10.8 (d) Form of Nonqualified Option Agreement for Outside Directors under the Amended and Restated 1994 Stock Option Plan, incor-porated by reference to Exhibit 10.8(d) of Stocker & Yale's Form 10-SB, as amended, filed on November 2, 1995.

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

  10.13 (a)        1996 Stock Option and Incentive Plan, incorporated by ref-
                   erence to Exhibit A of Stocker & Yale's Proxy Statement for the 1996 Annual Meeting of Stockholders, filed on April 3,
                   1996.

  10.13 (b)        Form of Incentive Option Agreement for employees under the
                   1996 Stock Option and Incentive Plan, incorporated by ref-erence to Exhibit 10.13(b) of Stocker & Yale's Form 10-KSB, for the fiscal year ended December 31, 1995.

  10.13 (c)        Form of Nonqualified Option Agreement for employees under the
                   Restated 1995 Stock Option Plan, incorporated by reference to
                   Exhibit 10.13(d) of Stocker & Yale's Form 10-FSB, for the fiscal year ended December 31, 1995.

  10.14 (a)        Promissory Note, due August 29, 2011, issued by the Company to Primary Bank.

  10.14 (b)        Mortgage Deed and Security Agreement, dated August 29, 1996, granted by the Company to Primary Bank.

  10.14 (c)        Collateral Assignment of Leases and Rents, dated August 29,
                   1996, granted by the Company to Primary Bank.

  21.1             Subsidiaries of the Company, incorporated by reference to
                   Exhibit 21.1 of Stocker & Yale's Form 10-SB, as amended, filed on November 2, 1995.
_______________________________

*    Filed herewith


(b)   Reports on Form 8-K

There were no reports filed on Form 8-K

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf, thereunto duly authorized.

                                                 STOCKER & YALE, INC.

Date: March 30, 1998                       By:   /s/Mark W. Blodgett
      --------------                           ---------------------
                                               Mark W. Blodgett, Chairman
                                               and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

       Signature                     Title                        Date
       -----------                ------------                    ----

     /s/ Mark W. Blodgett         Chairman of the Board           March 30, 1998
   ---------------------          of Directors and Chief
      Mark W. Blodgett            Executive Officer

     /s/ James Bickman            President and Director          March 30, 1998
   ---------------------
      James Bickman

     /s/ Alex W. Blodgett         Director                        March 30, 1998
   ----------------------
      Alex W. Blodgett

     /s/ Clifford Abbey           Director                        March 30, 1998
   ----------------------
      Clifford Abbey

     /s/ Steven E. Karol          Director                        March 30, 1998
   ----------------------
      Steven E. Karol

     /s/ John M. Nelson           Director                        March 30, 1998
   ----------------------
      John M. Nelson

     /s/ Susan H. Sundell         Senior Vice President-Finance   March 30, 1998
   -----------------------        and Treasurer
      Susan H. Sundell