Form 10QSB
period 1998-03-31
STOCKER & YALE INC
filed 1998-05-14
CIK 94538

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
________________________________________________________________________________

                                 FORM 10-QSB
                    ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED MARCH 31, 1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such requirements for the past 90 days. ___X__Yes _____No

As of May 11, 1998 there were 2,569,894.6 shares of the issuers common stock outstanding.

Transitional Small Business Disclosure Format:   ________Yes ____x____No

                          PART 1 FINANCIAL STATEMENTS
                    ITEM 1.1 CONSOLIDATED BALANCE SHEETS
                             STOCKER & YALE, INC.
                                   ASSETS



                                           MARCH 31, 1998    DECEMBER 31, 1997
                                             (unaudited)       (unaudited)

Current Assets:
Cash                                             149,094            73,520
Accounts Receivable                            1,674,889         1,860,624
Prepaid income taxes                             735,328           579,332
Inventories                                    5,106,831         4,957,095
Prepaid Expenses                                 320,637           117,354
                                               _________         _________
     Total current assets                      7,986,779         7,587,925

Property, Plant and Equipment, Net             4,079,422         3,857,504
                                               ---------         ---------
Note Receivable                                1,000,000         1,000,000
                                               ---------         ---------
Goodwill, Net of Accumulated Amortization      8,385,800         8,453,000
                                               ---------         ---------
Debt Issuance Costs, Net of Accumulated
                            Amortization          30,938           39,776
                                               ---------         ---------
Cash Value Life Insurance                         52,546           52,546
                                               _________         _________
                                            $ 21,535,485      $ 20,990,751

                    LIABILITIES AND STOCKHOLDER'S INVESTMENT
Current Liabilities:
Current Portion of long-term debt           $    418,033      $    443,334
Accounts Payable                               2,303,251         1,858,936
Accrued Expenses                                 499,024           541,668
Short Term Lease Obligation                      115,072            89,771
                                               _________         _________
     Total current liabilities                 3,335,380         2,933,709
                                               ---------         ---------
Long Term Debt and Capital Lease Obligations   5,820,516         5,383,233
                                               ---------         ---------
Other Long Term Liabilities                      564,688           564,688
                                               ---------         ---------
Deferred Income Taxes                            851,904           876,904
                                               _________         _________
Commitments and Contingencies

Stockholder's Investment:  Common stock, par value $0.001
Authorized -- 10,000,000 shares at December
   31, 1997 and 1996
   Issued and outstanding -- 2,569,894 shares
   at March 31, 1998 and 2,567,894 shares at
   December 31, 1997                               2,570             2,568
Paid-in capital                               10,832,824        10,822,705
Retained earnings                                127,603           406,944
                                              ----------        ----------
     Total stockholder's investment           10,962,997        11,232,217
                                              ----------        ----------
                                            $ 21,535,485      $ 20,990,751

                    STOCKER & YALE, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS



                                       Three Months Ended
                                           March 31,
                                       1998         1997


Net Sales                          $  2,435,341  $  2,733,662

Cost of Sales                         1,650,026     1,642,445
                                    ___________   ___________

  Gross Profit                          785,315     1,091,217

Selling Expenses                        346,512     428,910

General and Administrative Expenses     553,727     384,785

Research and Development                189,745     174,284
                                     ___________   ___________
 Operating Loss                        (304,669)    103,238

Interest Expense                       (114,672)    (77,433)
                                     -----------   -----------

Income/(Loss) before income            (419,341)     25,805
        tax expense/(benefit)
Income Tax Benefit                     (140,000)     37,500
                                     ___________   ___________
  Net Loss                          $  (279,341)  $ (11,695)
                                     ===========   ===========

Basic Loss Per Share                $     (0.11)  $     (0.00)
                                     ===========   ===========

Basic Diluted Weighted-Average         2,569,894     2,567,894
Common Shares                        ===========   ===========


                     STOCKER & YALE, INC. & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                    Three Months Ended
                                                        March 31
                                                  1998              1997

Cash Flows from Operating Activities:
     Net loss                                $   (279,341)     $   (11,695)
     Adjustments to reconcile net loss to
       net cash provided by operating
       activities
     Depreciation and amortization                157,910          140,222
     Deferred income taxes                        (25,000)         (30,000)
     Other changes in assets and liabilities
       Accounts receivable, net                   185,735         (214,219)
       Inventories                               (149,736)        (299,833)
       Prepaid expenses                          (359,279)        (163,141)
       Accounts payable                           444,320          186,057
       Accrued expenses                           (42,644)         (15,158)
       Other assets                                    -           (52,166)
                                                 ---------        ---------
   Net cash (used in)/provided by operating       (68,035)        (459,933)
     activities                                  ---------        ---------

Cash Flows Used for Investing Activities:
  Purchases of property, plant and equipment     (303,790)         (77,296)
                                                 ---------         --------
   Net cash used in investing activities         (303,790)         (77,296)
                                                 ---------         --------

Cash Flows from Financing Activities:
  Net proceeds from sale of common stock           10,121                -
  Payments of bank debt                           (85,516)         (85,195)
  Line of Credit Advances                         522,794                -
                                                  --------         --------
     Net cash provided by financing               447,399          (85,195)
                     activities                   --------         --------


Net Increase/(Decrease) in Cash and                75,574         (622,424)
                           Cash Equivalents

Cash and Cash Equivalents, Beginning of Year       73,520        1,244,418
                                                  --------       ---------
Cash and Cash Equivalents, End of Year         $  149,094       $  621,994
                                                ----------        ---------
                                                ----------        ---------


                        PART 1. FINANCIAL STATEMENTS

Item 1.4  Notes to Financial Statements

The interim consolidated financial statements presented have been prepared by Stocker & Yale, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 1998 and March 31, 1997, (b) the financial position at March 31, 1998, and (c) the cash flows for the three month periods ended March 31, 1998 and March 31, 1997. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 1997, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10K-SB.

                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND OPERATING RESULTS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 amd Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements.

Results of Operations

The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1997.

Fiscal Quarters Ended March 31, 1998 and 1997

Revenues decreased $298,321 from $2,733,662 in the three months ended March 31, 1997, to $2,435,341 in the three months ended March 31, 1998,in spite of an increase in sales of the Company's Industrial Lighting Products. Industrial Lighting product revenues increased to $988,732 in the three months ended
March 31, 1998 from $962,224 in the comparable period in 1997, led by sales of Fiber Optic Lighting products which increased from $48,233 in the first quarter of 1997 to $184,710 in the first quarter of 1998 and which offset decreased orders from customers in Southeast Asia resulting from the devaluation and destabilization of currencies in that region. Substantially all of the overall decrease in revenues is attributable to the Company's strategic decision to shift resources to higher margin products such as Industrial Lighting Products and to de-emphasize its less profitable lines.
In particular, sales of military products (watches and compasses) declined from $371,641 to $97,568 as the direct result of the conclusion of a contract with a mail order marketing firm as well as the closing of the Company's subsidiary in Hong Kong, and sales of Recorder/Printer Products decreased from $403,273 to $360,831 as customers continue to turn to newer technology. Sales by the Company's Stilson-Die Draulic Division remained relatively flat at $996,524 in the three months ended March 31, 1997 and $988,568 in the first three months of 1998.

Gross Profit decreased from $1,091,217 in the first three months of 1997 to $785,315 in the comparable period in 1998, largely as a result of reduced absorption of fixed costs caused by lower revenues. The Company recorded a pretax loss of $(419,341) for the period ended March 31, 1998 which was a decrease from the reported net income of $25,805 for the period ended March 31, 1997. Contributing factors to the Company's decreased income included an increase in interest expense of approximately $37,000 as a result of an increase in the Company's outstanding debt and an increase in General and Administrative expenses by approximately $170,000 largely attributable to transactions reported in 1997, including a one time reduction in fringe benefit expense and favorable foreign exchange. Selling expenses decreased by approximately $82,000 from the period ended March 31, 1997 to the period ended March 31, 1998. Research and development costs remained generally unchanged between the two periods.

Liquidity and Capital Resources

The Company has historically financed its operations primarily through third party credit facilities and cash from operations. Net cash used in operations was $(68,035) for the quarter ended March 31, 1998 and $(459,933) for the quarter ended March 31, 1997.

The Company's primary third party financing relationship is with Fleet National Bank of Massachusetts, N.A. (the "Bank"). The initial Credit Agreement between the Company and the Bank, dated March 6, 1995 (the "Credit Agreement"), provided for a short term loan (the "Short Term Loan") due
August 1, 1995, a revolving Line of Credit Loan (the "Revolving Loan") and a term loan (the "Term Loan") both due March 31, 1998. The Short Term Loan was paid as agreed in August 1995. On March 30, 1998, the Company entered into an agreement to extend the maturity dates of its revolving line of credit and term loan to January 2, 1999. The Revolving Loan and the Term Loan bear interest at the Bank's base rate plus 1% through June 30, 1998 and at the Bank's base rate plus 2% from July 1, 1998 through the maturity date. The Company will pay quarterly extension fees of $10,000 on March 31, 1998 and $20,000 on June 30, 1998, and monthly extension fees of $7,000 payable on the last days of July, August and September and $10,000 payable on the last day of October, November and December. At March 31, 1998 there was a total of $2,965,532 outstanding under the Credit Agreement, of which $1,829,846.87 pertained to the Revolving Loan. The Company is exploring financing alternatives and intends to refinance before maturity. At this time, the terms of such refinancing cannot be determined by the Company.


Under the terms of the Credit Agreement, the Company is required to comply with a minimum net income test. For the period ended March 31, 1998, the Company was in compliance with the covenant.

The Company has issued and outstanding Subordinated Notes outstanding totaling $1,350,000. These notes mature on May 1, 2001. They bear interest at 7.25% and are convertible into shares of the Company's common stock at a price of $7.375 per share.

On May 20, 1997 the Company entered into an equipment line of credit agreement with Granite State Bank to finance capital equipment related to new product development. The facility provides that equipment purchases will be converted quarterly into a series of five year notes, not to exceed $500,000 in the aggregate, bearing interest at the prime rate plus .75%.
As of March 31, 1998, the Company had outstanding debt of $200,985 against this line of credit.

The Company's accounts payable increased 24% from the period ended December 31, 1997 to the period ended March 31, 1998. Professional fees accounted for most of this increase, for services primarily relating to the pending acquisition described below.

Company expenditures for capital equipment were $303,790 in the first quarter of 1998 as compared to $77,296 in the same period of 1997. The majority of the 1998 expenditures related to the purchase of new CNC machinery at the Company's Stilson Die-Draulic division.

The Company contemplates that it may seek to raise additional capital by the issuance of equity, the proceeds of which may be used, among other things, in connection with refinancing its senior credit facility. The Company believes that its available financial resources are adequate to meet its foreseeable working capital, debt service and capital expenditure requirements through January 1, 1999.


Acquisitions

On March 16, 1998, the Company entered into an agreement to acquire Lasiris, a Canadian company that manufactures and distributes lasers and related products for the machine vision industry. The purchase price is approximately $5.4 million and the acquisition is expected to close in May 1998. The acquisition will be financed in part through the issuance of additional equity and in part through the incurrence of additional indebtedness.


                                   PART II
                         ITEM. 5 OTHER INFORMATION

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

Stocker & Yale, Inc.
--------------------

May 14, 1998                           /s/ Mark W. Blodgett
                                       --------------------
                        Mark W. Blodgett, Chairman and Chief Executive Officer

May 14, 1998                           /s/ Susan A. H. Sundell
                                       -----------------------
             Susan A. H. Sundell, Senior Vice President-Finance and Treasurer