Form 10QSB
period 1998-06-30
STOCKER & YALE INC
filed 1998-08-19
CIK 94538

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

Commission file number 0-5460
                  ____________________________________________


STOCKER & YALE, INC.
(Name of small business issuer in its charter)



	Massachusetts  04-2114473
(State or other jurisdiction of incorporation or organization)
(I.R.S. employer identification no.)

32 Hampshire Road
     Salem, New Hampshire 03079
(Address of principal executive offices)           (Zip Code)

(603) 893-8778
(Issuer's telephone number)


________________________________________________________________________
Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
___X___Yes   ________No

As of August 18, 1998 there were 3,364,340 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):  _______Yes
____X___No

PART I FINANCIAL STATEMENTS
    Item 1.1  CONSOLIDATED BALANCE SHEETS
STOCKER & YALE, INC.

Assets    	                				June 30, 1998  December 31,1997
							                         (unaudited)        (audited)

Current assets:

Cash	                       						$  176,021  		$ 73,520
Accounts receivable				            2,262,624		 1,860,624
Prepaid taxes					                   491,479		   579,332
Inventory						                    6,134,765		 4,957,095
Prepaid expenses				                 321,289		   117,354

Total current assets			            9,386,178 	 7,587,925

Property, plant and 			            4,258,868 	 3,857,504
equipment, net

Note receivable			              	        -  		 1,000,000

Goodwill, net of 				              2,602,272		 8,453,000
accumulated amortization

Other intangible assets			         3,038,248			    -

Other assets					                     95,175		    92,322

Total assets				                 $19,380,741 $20,990,751



Liabilities and Stockholders' Investment

Current liabilities:

Current portion of long-term    	$   215,912		$  443,334
debt
Short term debt				                  750,000		         -
Accounts payable				               2,986,313		 1,858,936
Accrued expenses				                 872,430		   541,668
Withheld taxes					                   36,248		         -
Accrued taxes					                    10,573		         -
Current lease obligations		          197,061		     89,771

Total current liabilities		        5,068,537		  2,933,709

Long-term debt					                5,222,253		  3,809,658

Long-term lease obligations 	        691,106		    223,575

Other long-term liabilities		        564,688		    564,688

Subordinated notes				             1,350,000		  1,350,000

Deferred income taxes			           1,858,270		    876,904

Stockholders' investment
Common stock, par value $0.001
Authorized--10,000,000
Issued and outstanding-
3,364,430 shares at June 30,
1998 and 2,567,894 shares at
December 31, 1997				                  3,364			     2,568

Cumulative translation
adjustment					                      (26,028)			     -

Paid in capital				               13,688,913		 10,822,705

Retained earnings/
(accumulated deficit)    		       (9,040,362)		   406,944

Total stockholders' investment	    4,625,887		 11,232,217

Total liabilities and
stockholders' investment		       $19,380,741  $20,990,751




PART I FINANCIAL STATEMENTS
Item 1.2     CONSOLIDATED STATEMENTS OF OPERATIONS
STOCKER & YALE, INC.
(UNAUDITED)


                            Three Months Ended	     Six Months Ended
                            June 30,	              June 30,
                        1998          1997        1998        1997

Net sales	          $3,057,442   $2,804,280    $5,492,783  $5,537,942
Cost of sales        1,899,813    1,614,438     3,549,839   3,256,883
Gross profit         1,157,629    1,189,842     1,942,944   2,281,059

Selling expenses       419,297      410,447       765,809     839,357

General and admin-
istrative expenses     959,304      467,458     1,513,031     852,243

Research and
development            196,746      157,241       386,491     331,525

Goodwill Impairment  7,365,662           -      7,365,662           -

Acquired in process
research and
development          1,087,914            -     1,087,914           -


Operating income    (8,871,294)     154,696    (9,175,963)    257,934
/(loss)
Interest expense      (136,080)     (86,871)     (250,752)  (164,304)

Income/(loss) before
income taxes        (9,007,374)      67,825    (9,426,715)    93,630

Income tax expense     160,591       54,500        20,591     92,000

Net income/(loss)   (9,167,965)      13,325    (9,447,306)     1,630

Per share information
(1): Basic net income
/(loss) per common
share                 $ (3.06)       $0.01       $ (3.39)     $0.00

Weighted-average
number of common shares
outstanding	      2,997,812    2,567,894     2,784,790   2,567,894

(2): Diluted net income
/(loss) per common
and dilutive potential
common shares
outstanding           $ (3.06)       $0.01       $ (3.39)      $0.00


Weighted-average number
of common and dilutive
potential common shares
outstanding          2,997,812    2,567,894     2,784,790   2,567,894





PART I  FINANCIAL STATEMENTS
Item 1.3       CONSOLIDATED STATEMENTS OF CASH FLOWS
STOCKER & YALE, INC.

                                             Six Months Ended
                                                 June 30
1998	1997

Cash flows from operating activities:
Net income/(loss)                        (9,447,306)      1,630
Adjustments to reconcile net cash
used in operating activities
Acquired in process research and
development                               1,087,914          -
Goodwill impairment                       7,365,662          -
Depreciation and amortization               372,499     278,151
Deferred income taxes                      (272,666)   (100,000)
Other changes in assets and
liabilities-
Accounts receivable, net                    272,244    (462,899)
Inventories                                (374,058)   (907,371)
Prepaid expenses                           (195,555)   (133,459)
Prepaid taxes                               212,758          -
Accounts payable                            630,510      40,675
Accrued expenses                            207,901     (66,060)
Other assets                                      -     (52,166)
Accrued and refundable taxes                 10,573          -
Net cash used in
operating activities                       (129,524)  (1,401,499)

Cash flows from investing activities:
Purchases of property, plant and
Equipment                                  (388,099)    (323,602)
Acquisition of Lasiris                   (3,815,234)     ______-
Net cash used in investing activities    (4,203,333)    (323,602)

Cash flows from financing activities:
Line of credit advances                     522,000    1,307,053
Danvers Savings Bank financing              750,000            -
Toronto Dominion financing                  798,675            -
Proceeds equipment lease financing          503,365      215,450
Payments of bank debt                      (247,491)    (855,457)
Issuance of common stock	                    10,121            -
Private placement of common stock         1,124,716            -
Receipt of Beverly Hospital
note receivable                           1,000,000            -
Net cash provided by financing            4,461,386      667,046
activities
Effect of exchange rate on changes
in cash                                     (26,028)           -
Net increase/(decrease) in cash and
cash equivalents                            102,501   (1,058,055)

Cash and cash equivalents, beginning
of period                                    73,520    1,244,418

Cash and cash equivalents, end of period    176,021      186,363

Supplemental disclosure of non-cash
activities

Cash paid for Interest                      254,144       184,749

Cash paid for Taxes                           5,335        84,200

In connection with the acquisition of Lasiris, the Company issued
444,146 shares of common stock to the selling shareholders of Lasiris.




PART 1. FINANCIAL STATEMENTS

Notes to Financial Statements

Note 1.
General

The interim consolidated financial statements presented have been prepared by Stocker & Yale, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three month and six month periods ended
June 30,1998 and June 30,1997 (b) the financial position at June 30,1998 and (c) the cash flows for the six month periods ended June 30,1998 and June 30,1997. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December
31,1997 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-
QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form
10-KSB.

Note 2. Acquisition of Lasiris and Purchase Price
Allocation

Overview
On May 13, 1998, Stocker & Yale, Inc. (the "Company") acquired Lasiris, Inc. ("Lasiris"), a Canadian manufacturer of industrial lasers for the machine vision and industrial inspection industries. The Company acquired
Lasiris through Lasiris Holdings, Inc., a newly formed New
Brunswick corporation and a subsidiary of the Company
("LHI").  Lasiris will be operated as a wholly-owned
Canadian subsidiary.

In connection with the acquisition, the stockholders of Lasiris received an aggregate of approximately $3.2 million in cash and 444,146 shares of LHI's capital stock which are exchangeable for shares of the Company's common stock on a one for one basis. The Company financed the cash portion of the consideration through (i) a private placement of 350,000 shares of the Company's common stock at a price of $3.50 per share; (ii) a loan in the amount of $750,000 from a bank which is secured by a second mortgage interest in the Company's headquarters; (iii) a loan of approximately
$800,000 pursuant to a credit agreement between the Toronto
Dominion Bank and Lasiris; and (iv) cash in the amount of $950,000 received pursuant to the prepayment of a note receivable due to the Company.

Allocation of Purchase Price

The acquisition was accounted for as a purchase, and
accordingly, the initial purchase price and acquisition
costs aggregating approximately $5.5 million have
preliminarily been allocated to the assets acquired, which
consist of approximately $4.0 million in identifiable
assets, approximately $0.4 million in goodwill, and
approximately $1.1 million of in-process research and
development which was charged to operations in the second
quarter of 1998.    The purchase price allocations
represent the fair values determined by an independent appraisal.

The following outlines the allocation of purchase price for the acquisition of Lasiris.

Purchased in-process research and
development             	                     $1,087,914
Developed Patented Technology     	            2,364,122
Trademarks/Tradenames			                         470,732
Assembled workforce			 	                         240,596
Goodwill and Deferred Taxes		                  1,669,530
                                               ---------
	                                              5,832,894
Net book value of assets acquired                944,686
			                                            ---------
								                                       6,777,580
Less deferred taxes		                         (1,230,180)
                                              ----------
                                               5,547,400

Further information about the acquisition of Lasiris may be found in the Company's Form 8-K, which was filed with the Securities and Exchange Commission (the "SEC") on May 27,
1998., and amended on Form 8-K/A, filed with the SEC on July 27, 1998.

Note 3.  Proforma Financial Information
The following proforma financial information assumes that the acquisition of Lasiris took place at the beginning of each respective period, including the related expense adjustments.

				       Six month periods ended June 30,
					  	 1998		   1997
Net Revenues              $ 7,063,051      $ 7,351,748
Net Income                 (9,571,952)        (156,674)
Earnings per Share            $ (3.08)         $ (0.05)
Average shares
outstanding        	        3,108,697        3,012,041

Note 4.  Write Down of Goodwill

In accordance with the provisions of Statement of Financial Standards (SFAS) No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company periodically assesses the realizability of its long-lived assets. In addition to this periodic review, the Company is obliged to initiate such an assessment in the event of a change in the Company's assets or in the valuation of its assets. Based on its most recent assessment, the Company has recorded a non-recurring, non-cash charge of $7.4 million during the three months ended June 30, 1998, to write down the carrying value of its goodwill to its estimated fair value.

On July 14, 1998, the Company announced that it had signed a non-binding letter of intent to sell its Stilson Division ("Stilson"). As of June 30, 1998 the carrying value of the Stilson's net assets was $2.0 million plus a portion of the goodwill recorded in 1989 when Stocker & Yale (the
"Company"), including Stilson, was acquired. This proposed sale of Stilson required the Company to assess the realizability of goodwill. There was no allocation of goodwill to the individual divisions of the Company at the time of the acquisition in 1989. Accordingly, management of the Company has evaluated the cash flow generated by Stilson for the five years preceding and the five years following the acquisition relative to the cash flow of the entire Company. Management has also reviewed their expectations, at the time of the 1989 acquisition, of the future cash flow of Stilson. Based on this assessment management has allocated approximately 60% of the goodwill resulting from the 1989 acquisition to Stilson, $4.9 million net of amortization at June 30, 1998. Therefore the net assets of Stilson at June 30, 1998 inclusive of goodwill was approximately $6.9 million. The purchase price for the net assets of Stilson set forth in the letter of intent is $3.0 million. Accordingly, at June 30, 1998 the Company has written down the carrying value of the net assets of Stilson to $3.0 million and recorded a charge of $3.9 million which is included in the goodwill impairment in the three-month period ended June 30, 1998.

After allocating the portion of the goodwill associated with Stilson, the Company assessed the realizability of the remaining goodwill from the 1989 acquisition, $3.5 million, net of amortization as of June 30, 1998. Based upon the changes in the Company since 1989 and the recent history of losses, the Company has concluded that the realizability of the remaining goodwill is uncertain and that the carrying value should be written down to zero. As a result of this assessment the Company has recorded a charge of $3.5 million which is included in the goodwill impairment in the three months ended June 30, 1998 to write down the remaining goodwill from the 1989 acquisition not allocated to Stilson.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND OPERATING RESULTS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities
Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements.

Results of Operations

The following discussion should be read in conjunction with
the attached consolidated financial statements and notes
thereto and with the Company's audited financial statements
and notes thereto for the fiscal year ended December 31,
1997

Three-month periods ended June 30, 1998 and 1997

On May 13, 1998, the Company completed its purchase of all
of the outstanding stock of Lasiris, Inc., a Canadian
manufacturer of industrial lasers for the machine vision
and industrial inspection industries.  The Company acquired
Lasiris through Lasiris Holdings, Inc., a newly formed New
Brunswick corporation and a subsidiary of the Company
("LHI").  The acquisition was accounted for as a purchase,
and the purchase price was allocated pursuant to an
independent appraisal.   The three month results include
the effects of increased goodwill amortization totaling
$20,196, increased depreciation of acquired assets totaling
$37,202, as well as the results of Lasiris operations for the period since the acquisition date. In addition, $1,087,914 of in-process research & development projects of Lasiris was charged against income. This portion of the assets acquired were identified as projects that had not yet reached technological feasibility and that, until completion of the development, have no alternative future use.

In connection with the acquisition, the stockholders of Lasiris received an aggregate of approximately $3.2 million in cash and 444,146 shares of LHI's capital stock which are exchangeable for shares of the Company's common stock on a one for one basis. The Company financed the cash portion of the consideration through (i) a private placement of 350,000 shares of the Company's common stock at a price of $3.50 per share; (ii) a loan in the amount of $750,000 from a bank which is secured by a second mortgage interest in the Company's headquarters; (iii) a loan of approximately
$800,000 pursuant to a credit agreement with the Toronto
Dominion Bank and Lasiris; and (iv) cash received of $950,000 pursuant to the prepayment of a note receivable due to the Company. The acquisition was accounted for as a purchase, and accordingly, the initial purchase price and acquisition costs aggregating approximately $5.5 million have preliminarily been allocated to the assets acquired, which consist of approximately $4.0 million in identifiable assets, approximately $0.4 million in goodwill, and approximately $1.1 million of in-process research and development which was charged to operations in the second quarter of 1998. The purchase price allocations represent the fair values determined by an independent appraisal.

The following outlines the allocation of purchase price for the acquisition of Lasiris.

Purchased in-process research and
development				                          $	1,087,914
Developed Patented Technology             	2,364,122
Trademarks/Tradenames				                    470,732
Assembled workforce			                       240,596
Goodwill and Deferred Taxes                1,669,530
                                           ---------
						                                     5,832,894
Net book value of assets acquired            944,686
		                                         ---------
								                                   6,777,580
Less deferred taxes		                     (1,230,180)
                                          -----------
							                                    5,547,400

Consolidated net revenues increased 9% from $2,804,280 in
the second quarter of 1997 to $3,057,442 in the second
quarter of 1998.  Despite significantly reduced sales to
Southeast Asia, Lighting Products revenues increased 72%
from $1,003,846 to $1,726,119 due to the addition of
$676,995 in laser lighting revenues contributed by Lasiris
and $123,214 in microscope lighting revenues contributed by
the Singapore subsidiary.  Lighting Products revenue
further benefited from fiber optic lighting sales which
increased from $81,762 to $187,240.  Sales of the Company's
Military Products decreased overall from $460,923 in the
second quarter of 1997 to $109,111 in the second quarter of
1998.  Civilian sales of Military Products decreased
$148,987 from $236,693 to $87,706 reflecting the absence in
the current year of a large contract with a direct mail
marketing firm which favorably impacted 1997, and also
reflecting the closing in December, 1997 of the Company's
Hong Kong subsidiary which sold such products.  Sales of
Military Products to the U.S. Government decreased $112,531
from $133,936 in the second quarter 1997 to $21,405 in the
second quarter 1998, as peacetime demand for military
supplies continues to diminish.   Sales of Machine Tool and
Accessories decreased from $1,000,193 in the second quarter of 1997, to $833,739 in the second quarter of 1998, due to a slowdown in distributor orders. Sales of Printer and Recorder Products increased from $339,318 in the second quarter of 1997, to $388,473 in the second quarter of 1998.

Gross profit decreased $32,213 from $1,189,842 in the second quarter of 1997 to $1,157,629 in the second quarter of 1998, as personnel costs increased and the Company experienced reduced revenues at the Company's Stilson and Salem Divisions. Selling Expenses increased $28,850, with
Lasiris selling expenses of $101,252 offsetting $72,402 in reduced costs of sales personnel in other divisions.
Research and Development Expenses increased by $39,505 primarily reflecting the amount of such expenses at Lasiris. General and Administrative costs increased
$491,844 from $467,458 in the second quarter of 1997 to $959,304 in the second quarter of 1998. $321,335 of this increase is attributable to expenses reported by the Company's new Singapore and Lasiris subsidiaries and associated corporate expenses, with the balance due largely to increased personnel costs, legal expenses and bank charges. Interest expense increased $49,209 as a result of the Company's increased indebtedness.

In accordance with the provisions of Statement of Financial Standards (SFAS) No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company periodically assesses the realizability of its long-lived assets. In addition to this periodic review, the Company is obliged to initiate such an assessment in the event of a change in the Company's assets or in the valuation of its assets. Based on its most recent assessment, the Company has recorded a non-recurring, non-cash charge of $7.4 million during the three months ended June 30, 1998, to write down the carrying value of its goodwill to its estimated fair value.

On July 14, 1998, the Company announced that it had signed a non-binding letter of intent to sell its Stilson Division ("Stilson"). As of June 30, 1998 the carrying value of the Stilson's net assets was $2.0 million plus a portion of the goodwill recorded in 1989 when Stocker & Yale (the
Company), including Stilson, was acquired. This proposed sale of Stilson required the Company to assess the realizability of goodwill. There was no allocation of goodwill to the individual divisions of the Company at the time of the acquisition in 1989. Accordingly, management of the Company has evaluated the cash flow generated by Stilson for the five years preceding and the five years following the acquisition relative to the cash flow of the entire Company. Management has also reviewed their expectations, at the time of the 1989 acquisition, of the future cash flow of Stilson. Based on this assessment management has allocated approximately 60% of the goodwill resulting from the 1989 acquisition to Stilson, $4.9 million net of amortization at June 30, 1998. Therefore the net assets of Stilson at June 30, 1998 inclusive of goodwill was approximately $6.9 million. The purchase price for the net assets of Stilson set forth in the letter of intent is $3.0 million. Accordingly, at June 30, 1998 the Company has written down the carrying value of the net assets of Stilson to $3.0 million and recorded a charge of $3.9 million which is included in the goodwill impairment in the three-month period ended June 30, 1998.

After allocating the portion of the goodwill associated with Stilson, the Company assessed the realizability of the remaining goodwill from the 1989 acquisition, $3.5 million, net of amortization as of June 30, 1998. Based upon the changes in the Company since 1989 and the recent history of losses, the Company has concluded that the realizability of the remaining goodwill is uncertain and that the carrying value should be written down to zero. As a result of this assessment the Company has recorded a charge of $3.5 million which is included in the goodwill impairment in the three months ended June 30, 1998 to write down the remaining goodwill from the 1989 acquisition not allocated to Stilson.


Six-month Periods Ended June 30, 1998 and 1997

On May 13, 1998, the Company completed its purchase of all
of the outstanding stock of Lasiris, Inc., a Canadian
manufacturer of industrial lasers for the machine vision
and industrial inspection industries.  The Company acquired
Lasiris through Lasiris Holdings, Inc., a newly formed New
Brunswick corporation and a subsidiary of the Company
("LHI").   The acquisition was accounted for as a purchase,
and the purchase price was allocated pursuant to an independent
appraisal.   The six month results include the effects of
increased goodwill amortization totaling $20,196, increased depreciation of acquired assets totaling $37,202, as well as the results of Lasiris' operations for the period since the acquisition date. In addition, $1,087,914 of in-process research & development projects of Lasiris was charged against income.
This portion of the assets acquired were identified as projects that had not yet reached technological feasibility and that, until completion of the development, have no alternative future use.

Consolidated net revenues decreased from $5,537,942 in the
second quarter of 1997 to $5,492,783 in the second quarter
of 1998.  Despite significantly reduced sales to Southeast
Asia, Lighting Products revenues increased 38% from
$1,966,070 to $2,714,491 due to the addition of $676,995 in
laser lighting revenues contributed by Lasiris and $123,214
in microscope lighting revenues contributed by the
Singapore subsidiary.  Lighting Products revenue further
benefited from fiber optic lighting sales which increased
from $129,995 to 371,950.  Sales of the Company's Military
Products decreased overall from $832,564 in 1997 to
$206,681 in 1998.  Civilian sales of Military products
decreased $511,627 from $676,067 in second quarter 1997 to
$164,440 in the second quarter 1998, reflecting the absence
in the current year of a large contract with a direct mail
marketing firm which favorably impacted 1997, and also
reflecting the closing in December, 1997 of the Company's
Hong Kong subsidiary which sold such products.  Sales of
Military Products to the U.S. government decreased $114,256
from $156,497 in the second quarter 1997 to $42,241 in the
second quarter 1998, as peacetime demand for military
supplies continues to diminish.   Sales of Machine Tool and
Accessories decreased from $1,996,717 in the second quarter of 1997 to $1,822,307 in the second quarter of 1998 due to a slowdown in distributor orders. Sales of Printer and Recorder Products increased from $742,591 in the second quarter of 1997 to $749,304 in the second quarter of 1998.

Gross profit decreased $338,115 from $2,281,059 in the
second quarter of 1997 to $1,942,944 in the second quarter
of 1998, as personnel costs increased against reduced
revenues at the Company's Stilson and Salem Divisions.
Selling Expenses decreased $73,548, as a result of reduced
selling costs at the Salem and Stilson Divisions, a portion
of which reduction was offset by the addition of Lasiris
selling expenses totaling $101,252.  Research and
Development Expenses increased $54,966 of which $37,216
resulted from the addition of such expenses at Lasiris.
General and Administrative costs increased $660,788 from
$852,243 in the second quarter of 1997 to $1,513,031 in the
second quarter of 1998.  $321,335 of this increase is
attributable to expenses reported by the Company's new
Singapore and Lasiris subsidiaries and associated corporate
expenses, with the balance due largely to increased
personnel costs of $199,194, increased legal and audit
expenses of $143,128, a $50,000 discount granted for the
prepayment of a note due to the Company, and increased bank
charges of $42,495.   Interest expense increased $86,448 as
a result of the Company's increased indebtedness.

Liquidity and Capital Resources

The Company finances its operations primarily through third party credit facilities and cash from operations. Net cash used in operations was ($129,524) for the six months ended
June 30, 1998 and ($1,401,499) for the six months ended
June 30, 1997.

The Company's primary third party financing relationship is with Fleet National Bank of Massachusetts, N.A. (the
"Bank"). The initial Credit Agreement between the Company and the Bank, dated March 6, 1995 (the "Credit Agreement"), provided for a Revolving Line of Credit Loan (the
"Revolving Loan") and a Long Term Loan (the "Term Loan") both due March 31, 1998. The Short Term Loan was paid as agreed in August 1995. As of April 1, 1998, the Company and the Bank entered into an agreement to extend the maturity dates of its Revolving Loan and Term, Loan to January 2,
1999. The Revolving Loan and the Long Term Loan bear interest at the Bank's base rate plus 1% through June 30, 1998 and at the Bank's base rate plus 2% from July 1, 1998 through the maturity date. At June 30, 1998 there was a total of $2,884,454 borrowed under the Credit Agreement, of which $1,789,029 pertained to the Revolving Loan. The available credit on the revolving loan as of June 30, 1998 was $292,156.65. The Company is exploring financing alternatives and intends to refinance before maturity.

Under the terms of the Credit Agreement, the Company is required to comply with a quarterly minimum net income covenant. As of June 30, 1998 the Company was not in compliance with this covenant, and on July 21, 1998 the Bank granted a waiver of the net income covenant for the quarter ended June 30, 1998.

In connection with the Lasiris acquisition, the stockholders of Lasiris received 444,146 shares of capital stock of Lasiris Holdings, Inc., a newly formed New
Brunswick corporation and a subsidiary of the Company, which are exchangeable for shares of the Company's common stock on a one for one basis and cash in an aggregate amount of approximately 3.3 million. The aggregate value of the shares was deemed to be $1,732,167 as of May 13, 1998. The Company financed a portion of the cash consideration paid for Lasiris through a private placement of 350,000 shares of the Company's common stock at a price of $3.50 per share, which generated net proceeds to the Company of $1,124,716 after offering expenses of $100,284.

On May 13, 1998, the Company entered into a $750,000 second mortgage loan with Danvers Savings Bank (the "Danvers
Loan"). This loan bears interest at a rate of 11%, requires monthly payments of interest only, and matures on May 13, 1999. The Danvers Loan generated net proceeds after expenses of $731,196, which were used to finance a portion of the Lasiris acquisition.

Also on May 13, 1998, Lasiris entered into a credit
agreement with Toronto Dominion Bank ("TD Bank").  The
credit agreement provides for (i) a $1,000,000 CDN
Operating Line of Credit (the "TD Line of Credit"); (ii) a
$1,000,000 CDN Term Loan (the "TD 4 Year Term Loan"); (iii)
a $83,333 CDN Term Loan (the "TD Two Year Term Loan"); and
(iv) a $4,461 CDN Letter of Guarantee of (the "Letter of
Guarantee").   The TD Line of Credit bears interest at 1%
over the TD Bank prime rate, requires monthly payments of
interest only, and is payable on demand.  As of June 30,
1998, there were no borrowings on the TD Line of Credit.
The TD 4 Year Term Loan bears interest at 2% over the TD
Bank prime rate, matures on May 13, 2002, and requires
monthly principal payments of $20,833CDN (approximately
$14,500US) plus interest.  As of June 30, 1998, the
outstanding balance on the TD 4-Year Term Loan was
$979,966CDN ($667,650 US).   The TD Two Year Term Loan
bears interest at 2% over the TD Bank prime rate, matures on May 13, 2000, and requires monthly principal payments of $4,167 CDN (approximately $2,900US) plus interest. As of
June 30, 1998, the outstanding balance on the TD 2-Year
Term Loan was $79,167CDN ($53,936 US).

On May 7, 1998, Beverly Hospital Corporation prepaid its
$1,000,000 Note Receivable due to the Company, less a $50,000 discount for early payment. The proceeds were used to finance a portion of the Lasiris acquisition.

On May 20, 1997, the Company entered into a one-year equipment line of credit agreement with Granite State Bank to finance capital equipment related to new product development. Under the terms of this agreement, advances under the line will be converted quarterly into a series of five year notes, not to exceed $500,000 in the aggregate, which will bear interest at the prime rate plus 0.75%. As of June 30, 1998, the Company had outstanding debt of $346,929 under this line of credit.

Accounts payable increased $1,110,010 from December 31,
1997 to June 30, 1998 of which $698,902 results from the Lasiris acquisition and the balance is attributable to increased payment cycles. Company expenditures for capital equipment were $388,099 in the first six months of 1998 as compared to $323,602 in the first six months of 1997. The majority of the 1998 expenditures related to the purchase of new CNC machinery at the Company's Stilson Division.

On July 14, 1998, the Company announced that it had signed a non-binding letter of intent to sell its Stilson Division to De-Sta-Co Industries. Subject to the execution of a definitive purchase and sale agreement and a due diligence review of the Stilson Division, De-Sta-Co will acquire the assets of Stilson for $3 million cash, assumption of approximately $1 million of operating liabilities and semi-annual payments of 2% of future Stilson product line revenues for three years. Although the parties anticipate consummating the sale on or before September 30, 1998, there can be no assurance as to when such a transaction would close, if at all, or as to the definitive terms of such a transaction.

The Company contemplates that it may seek to raise additional capital by the issuance of equity the proceeds of which may be used among other things in connection with refinancing its senior credit facility. The Company's existing Credit Agreement with the Bank will expire on January 1, 1999 by its terms. While the Company is currently exploring establishing a replacement credit facility with various commercial lenders, the Company can give no assurance as to whether such a replacement credit facility will be established or as to the terms of such credit facility. Assuming the continued availability of the Company's Credit Agreement with the Bank or a replacement credit facility, the Company believes that its available financial resources are adequate to meet its foreseeable working capital, debt service and capital expenditure requirements.

Year 2000 Issues

The Company has undertaken a plan to address the potential impact to its business of "year 2000 issues" (i.e., issues that may arise as a result of computer programs that use only the last two, rather than all four, digits of the year). The plan addresses Internal Matters, which are under the Company's operation and over which the Company exercises some control, and External Matters, which are outside the Company's control and influence. The Company has elected first to address Internal Matters, in the belief that most other companies and institutions are similarly working to resolve their own mission-critical issues and that as a result an early assessment of External
Matters would be premature.

The Company has completed a review of its products and
product components, its information systems, and its
ancillary systems (such as test equipment, communication
equipment, and security systems) in order to identify areas
of exposure to year 2000 issues. The review concluded that
the Company's products and product components are
substantially free from year 2000 risks.   The Company's
Engineering department is working with the suppliers of several product components to ascertain whether identified potential risks have been addressed and when they will be compliant.

The Company's information systems rely upon commercial
computer software provided by independent software vendors.
The Company's primary information system software, which
consists of computer operating system, an integrated
manufacturing system and a payroll package, was upgraded in
1997 so that it would function with the Company's upgraded
computer system hardware.  The cost for the new software
was approximately $80,000.  The providers of these primary
information system software packages have represented that
these systems are fully Year 2000 compliant.   The Company
also utilizes a number of personal computers which are
operated independently (i.e.,not linked by a network).
These computers use a wide variety of different software
packages and are of various ages.  The Company has compiled
an inventory of these personal computers, their hardware,
as well as their operating systems and installed
application software packages.   This information will be
assessed initially to determine if  suppliers represent
that they are year 2000 compliant.  The Company estimates
that it has completed approximately 75 % of this
assessment.     Following the assessment phase, the Company
will undertake to upgrade or replace software and, if necessary, will replace personal computers so that all equipment and software is represented compliant by the providers. The Company estimates that the cost for such upgrades and replacements will not exceed $30,000.
Subsequent phases will include obtaining written certification of year 2000 testing by providers followed by our own in-house year 2000 tests.

The Company's ancillary systems are largely provided by third parties, most of which have not yet completed their own assessments of year 2000 exposure. The Company will continue to solicit such information from these third parties. Due to the incompleteness of this information, contingency plans have not yet been finalized.

The Company estimates that it has completed approximately
45% of its year 2000 Plan regarding Internal Matters and estimates that it has completed approximately 20% of its overall year 2000 plan.

PART II

ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Stocker & Yale, Inc.
was held on Tuesday, May 5, 1998, for the purpose of (i) electing the directors of the Company to serve until the next Annual Meeting of Shareholders, (ii) increasing by 150,000 shares the number of shares of common stock of the Company authorized and available for issuance under the Stocker & Yale 1996 Stock Option and Incentive Plan, and
(iii) appointing Arthur Andersen LLP as the Company's independent public accountants. The following table describes the results of the shareholder votes.

Election of the following directors to serve until the next
Annual Meeting.
	                   Votes in Favor		Votes Withheld
	Mark W. Blodgett	1,989,200.2			0
	James Bickman		1,989,200.2			0
	Alex W. Blodgett 	1,989,200.2			0
	Clifford L. Abbey	1,989,200.2			0
	Steven E. Karol	1,989,200.2			0
	John M. Nelson		1,989,200.2			0

Increase by 150,000 the number of shares of the Company's
common stock authorized and available for issuance under
the Stocker & Yale 1996 Stock Option and Incentive Plan.
Votes in Favor		Votes Against		Votes Abstaining
  1,300,935.2				0			560

Appointment of Arthur Andersen LLP as the Company's
independent public accountants.
Votes in Favor		Votes Against		Votes Abstaining
  1,988,520.2				60			620



ITEM. 5 OTHER INFORMATION

Recent Events

On July 14, 1998, the Company announced that it had signed a non-binding letter of intent to sell its Stilson Division to De-Sta-Co Industries. Subject to the execution of a definitive purchase and sale agreement and a due diligence review of the Stilson Division, De-Sta-Co will acquire the assets of Stilson for $3 million cash, assumption of approximately $1 million of operating liabilities and semi-annual payments of 2% of future Stilson product line revenues for three years. Although the parties anticipate consummating the sale on or before September 30, 1998, there can be no assurance as to when such a transaction would close, if at all, or as to the definitive terms of such a transaction.





ITEM. 6 EXHIBITS, LISTS AND REPORTS ON FORM 8-K


(a) 	The following is a complete list of Exhibits filed as
part of this Form 10-QSB:

Exhibit
Number
Description

* 2.1		Offer of Purchase and Sale by and among
Stocker & Yale, Inc., Lasiris, Inc., the stockholders of
Lasiris, Inc. and certain other parties named therein, dated March 14, 1998.

10.1 (k) Amended and Restated Revolving Loan Agreement, dated April 1, 1998, by and between Stocker & Yale, Inc.
and Fleet National Bank

10.1 (l)  Modification and Extension Agreement, dated April
1, 1998 by and between Stocker & Yale, Inc. and Fleet
National Bank

10.1 (m)  Third Party Pledge Agreement, dated April 1,
1998, by and between Stocker & Yale and Fleet National Bank

10.1 (n)	Waiver of Certain Provisions of the Credit
Agreement dated July 21, 1998.

10.1	(o)	Consent Letter dated May 11, 1998 relating to
Lasiris Transaction.

10.15(a)  Promissory Note, due May 13, 1999, issued by the
Company to Danvers Savings Bank

10.15(b)  Mortgage Assignment of Leases and Rents &
Security Agreement, dated May 13, 1998 granted by the
Company to Danvers Savings Bank

* 10.16(a)	Voting, Support and Exchange Agreement
between Lasiris Holding, Inc., Stocker & Yale, Inc. and the stockholders of Lasiris, Inc. and certain other parties named therein, dated as of May 13, 1998.

*  10.16(b)	Employment Agreement by and among Lasiris,
Inc., Stocker & Yale, Inc. and Alain Beauregard, dated as of May 13, 1998.

*  10.16(c)	Employment Agreement by and among Lasiris,
Inc., Stocker & Yale, Inc. and Luc Many, dated as of May
13, 1998.

*  10.16(d)	Lasiris, Inc. Executive Incentive
Compensation Plan

27.1	     Financial Data Schedule

(b) 	The Company's Form 8-K relating to the acquisition of
Lasiris, Inc. was filed with the Securities and Exchange
Commission on May 27, 1998.

*	Incorporated by reference to the Company's Form 8K
filed May 27, 1998.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Stocker & Yale, Inc.


August 18, 1998
/s/ Mark W. Blodgett
Mark W. Blodgett, Chairman and Chief Executive Officer

August 18, 1998
/s/ Susan A.H. Sundell
Susan A.H. Sundell, Senior Vice President-Finance and
Treasurer

Exhibit 10.1 (k)


                     AMENDED AND RESTATED
                     REVOLVING TERM NOTE
	$2,500,000                        As of April 1, 1998

                                      Boston, Massachusetts

For value received, the undersigned (the "Borrower ) promises to pay to Fleet National Bank ("Bank"), or order, the principal amount of Two Million Five Hundred Thousand
Dollars and Zero Cents ($2,500,000) on or before January 2,
1999, with interest from the date hereof on the said principal balance from time to time outstanding. The aggregate principal balance outstanding shall bear interest thereon at a per annum rate equal to one percent (1%) above the rate from time to time established and made effective by the Bank as its Prime Rate (as hereinafter defined) through June 30, 1998 and two percent (2%) above such Prime
Rate thereafter, payable monthly in arrears on the first day of each month, commencing May 1, 1998.

	Prime Rate means the rate per annum from time to time established by Bank as the Prime Rate and made available by the Bank at its main office or, in the discretion of the Bank, the base, reference or other rate then designated by Bank for general commercial loan reference purposes, it being understood that such rate is a reference rate, not necessarily the lowest, established from time to time, which serves as the basis upon which effective interest rates are calculated for loans making reference thereto. The effective interest rate applicable to undersigned's loans shall change on the date of each change in the Prime Rate.

	This Note is an amendment and restatement of that certain Revolving Note, dated March 6, 1995 (the "Original
Note"), by the undersigned in favor of the Bank and shall be secured to the same extent and with the same priority as the Original Note.

	Principal and interest shall be payable at the Bank's main office in lawful money of the United States of America without set-off, deduction or counterclaim.
Interest shall be calculated on the basis of actual number of days elapsed and a 360-day year.

	This Note is a revolving note and subject to the foregoing the Borrower may, at its option, at any time prior to demand borrow, pay, prepay and reborrow hereunder, all in accordance with the provisions hereof and of any and all other agreements between the Borrower and the Bank related hereto; provided, however, that the principal balance outstanding shall at no time exceed the face amount of the Note.

	At the option of the holder, this Note shall become immediately due and payable without notice or demand upon the occurrence at any time of any Event of Default under the Credit Agreement dated March 5, 1995, executed by Borrower in favor of Bank and hereby incorporated, with all of its amendments, by reference.

	Any payments received by the Bank on account of this Note prior to demand shall be applied first, to any costs, expenses or charges then owed to the Bank by the Borrower, second, to accrued and unpaid interest; and third, to the unpaid principal balance hereof. Any payments so received after demand shall be applied in such manner as the Bank may determine. The Borrower hereby authorizes the Bank to charge any deposit account which the Borrower may maintain with the Bank for any payment required hereunder.

	The Borrower represents to the Bank that the proceeds of this Note will not be used for personal, family or household purposes.

	Any and all deposits or other sums at any time credited by or due to the undersigned or any endorser or guarantor hereof from the Bank or any of its banking or lending affiliates, or any bank acting as a participant under any loan arrangement between the Bank and the Borrower, any endorser or guarantor

__

hereof, and any cash, securities, instruments or other property of the undersigned in the possession of the Bank or any of its banking or lending affiliates, or any bank acting as a participant under any loan arrangement between the Bank and the Borrower, any endorser or guarantor hereof, whether for safekeeping or otherwise, or in transit to or from the Bank or any of its banking or lending affiliates or any such participant, or in the possession of any third party acting on the Bank's behalf (regardless of the reason the Bank had received same or whether the Bank has conditionally released the same) shall at all times constitute security for all of the liabilities and obligations of the undersigned and any endorser and guarantor hereof to the Bank and may be applied or set off against such liabilities and obligations of the undersigned or any endorser or guarantor hereof to the Bank at any time, whether or not such are then due, whether or not demand has been made and whether or not other collateral is then available to the Bank.

	No delay or omission on the part of the holder in exercising any right hereunder shall operate as a waiver of such right or of any other right of such holder, nor shall any delay, omission or waiver on any one occasion be deemed a bar to or waiver of the same or any other right on any future occasion. The Borrower and every other maker and every endorser or guarantor of this Note, regardless of the time, order or place of signing, waives presentment, demand, protest and notices of every kind and assents to any extension or postponement of the time of payment or any other indulgence, to any substitution, exchange or release of collateral, and to the addition or release of any other party or person primarily or secondarily liable. The
Borrower and each endorser and guarantor of this Note waive any rights to any homestead exemptions on record as of the date of this Note respecting any premises under the provisions of Chapter 188, Section 1, of the General Laws of Massachusetts.

	The Borrower and each endorser and guarantor of this Note shall indemnify, defend and hold the Bank and its directors, officers, employees, agents and attorneys harmless against any claim brought or threatened against the Bank by the Borrower, by any endorser or guarantor, or by any other person (as well as from attorneys' reasonable fees and expenses in connection therewith) on account of the Bank's relationship with the Borrower or any endorser or guarantor hereof (each of which may be defended, compromised, settled or pursued by the Bank with counsel of the Bank's selection, but at the expense of the Borrower and any endorser and/or guarantor), except for any claim arising out of the gross negligence or willful misconduct of the Bank.

	The Borrower and each endorser and guarantor of this Note agree to pay, upon demand, costs of collection of the principal of and interest on this Note, including without limitation reasonable attorneys' fees. Upon the occurrence of an Event of Default, interest shall accrue at a rate per annum equal to the aggregate of eighteen percent
(18%) plus the rate provided for herein.

	This Note shall be binding upon the Borrower and each endorser and guarantor hereof and upon their respective heirs, successors, assigns and legal representatives, and shall inure to the benefit of the Bank and its successors, endorsees and assigns.

	The liabilities of the Borrower and any endorser or guarantor of this Note are joint and several; provided, however, the release by the Bank of the Borrower or any one or more endorser or guarantor shall not release any other person obligated on account of this Note. Any and all present and future debts of the Borrower to any endorser or guarantor of this Note are subordinated to the full payment and performance of all present and future debts and obligations of the Borrower to the Bank. Each reference in this Note to the Borrower, any endorser, and any guarantor, is to such person individually and also to all such persons jointly. No person obligated on account of this Note may seek contribution from any other person also obligated, unless and until all liabilities, obligations and indebtedness to the Bank of the person from whom contribution is sought have been satisfied in full. The release or compromise by the Bank of any collateral shall not release any person obligated on account of this Note.

	The Borrower and each endorser and guarantor hereof each authorizes the Bank to complete this Note if delivered incomplete in any respect. A photographic or other reproduction of this Note may be made by the Bank, and any such reproduction shall be admissible in evidence with the same effect of the original itself in any judicial or administrative proceeding, whether or not the original is in existence.

	This Note is delivered to the Bank at one of its offices in Massachusetts, shall be governed by the laws of the Commonwealth of Massachusetts, and shall take effect as a sealed instrument.

	The Borrower and each endorser and guarantor of this Note each irrevocably submits to the nonexclusive jurisdiction of any federal or state court sitting in Massachusetts, over any suit, action or proceeding arising out of or relating to this Note. Each Borrower, endorser or guarantor irrevocably waives, to the fullest extent it may effectively do so under applicable law, any objection it may now or hereafter have to the laying of the venue of any such suit, action or proceeding brought in any such court and any claim that the same has been brought in an inconvenient forum. Each Borrower, endorser or guarantor irrevocably appoints the Secretary of State of the Commonwealth of Massachusetts as its authorized agent to accept and acknowledge on its behalf any and all process which may be served in any such suit, action or proceeding, consents to such process being served (i) by mailing a copy thereof by registered or certified mail, postage prepaid, return receipt requested, to such Borrower's, endorser's or guarantor's address shown below or as notified to the Bank and (ii) by serving the same upon such agent, and agrees that such service shall in every respect be deemed effective service upon such Borrower, endorser or guarantor.

	EACH BORROWER, ENDORSER AND GUARANTOR AND BANK
EACH HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY, AND
AFTER AN OPPORTUNITY TO CONSULT WITH LEGAL COUNSEL, WAIVE
ANY AND ALL RIGHTS TO A TRIAL BY JURY IN ANY ACTION OR
PROCEEDING IN CONNECTION WITH THIS NOTE, ALL OF THE
OBLIGATIONS OF EACH BORROWER TO THE BANK, AND ALL MATTERS
CONTEMPLATED HEREBY AND DOCUMENTS EXECUTED IN CONNECTION
HEREWITH. EACH BORROWER, ENDORSER AND GUARANTOR CERTIFIES
THAT NEITHER THE BANK NOR ANY OF ITS REPRESENTATIVES,
AGENTS OR COUNSEL HAS REPRESENTED, EXPRESSLY OR OTHERWISE,
THAT THE BANK WOULD NOT IN THE EVENT OF ANY SUCH PROCEEDING
SEEK TO ENFORCE THIS WAIVER OF RIGHT TO TRIAL BY JURY.

	Executed as an instrument under seal as of April
1, 1998.

	Witness                                Borrower:

                                       Stocker & Yale, Inc.

By:/s/ Doreen Shane                    By:/s/ Susan Sundell

                                        Susan Hojer Sundell
                                    Chief Financial Officer



                                          32 Hampshire Road
                                       Salem, New Hampshire
                                               03079

Exhibit 10.1(l)
           MODIFICATION AND EXTENSION AGREEMENT

	This MODIFICATION AND EXTENSION AGREEMENT entered into at Boston, Massachusetts, as of April 1, 1998, between Stocker & Yale, Inc., a Massachusetts corporation, with an address of 32 Hampshire Road, Salem, New Hampshire 03079
(the "Borrower") and Fleet National Bank, a national banking association with an address of One Federal Street, Boston, Massachusetts 02211, as successor in interest to Shawmut Bank, N.A., (collectively, the term "Bank" shall refer to Shawmut Bank, N.A. and its successor in interest, Fleet National Bank).

	WHEREAS, the Bank established a revolving line of credit (the "Revolving Loan") for Borrower which matures on March 31, 1998 (the "Maturity Date") respecting which Bank agreed to Lend to Borrower upon Borrower's request, but subject to the terms and conditions set forth in various loan documents, up to Four Million and Zero Cents
($4,000,000) (the "Revolving Loan Amount"). The Revolving
Loan is evidenced by that certain Revolving Note, dated
March 6, 1995 (the "Revolving Note"), by the Borrower in favor of the Bank in the face amount of the Revolving Loan
Amount.

		WHEREAS, the Bank has made a term loan to the Borrower in the original principal amount of $2,767,000
(the "Term Loan") evidenced by that certain Term Note, dated March 6, 1995 (the "Term Note"), by the Borrower in favor of the Bank in the original principal amount of $2,767,000 which matures on March 1, 2000 (the "Term Loan Maturity Date").

	WHEREAS, in connection with the Revolving Loan and the Term Loan, the Borrower executed and delivered to the Bank, including without limitation, that certain Credit
Agreement between Borrower and Bank, dated as of March 6, 1995 and as amended thereafter (the "Credit Agreement"), that certain Security Agreement executed by Borrower in favor of Bank, dated as of March 6, 1995 (the "Security
Agreement"), that certain Patent Assignment executed by Borrower in favor of Bank, dated as of March 6, 1995 (the
"Patent Assignment"), that certain Trademark Assignment executed by Borrower in favor of Bank, dated as of March 6, 1995 (the "Trademark Assignment"), that certain Michigan
Mortgage granted by Borrower in favor of Bank, dated as of March 6, 1995 (the "Michigan Mortgage"), and that certain
Michigan Assignment of Rents and Leases granted by Borrower in favor of Bank, dated as of March 6, 1995 (the "Michigan
Assignment of Rents and Leases"; and collectively, along with the Revolving Note, the Term Note, the Credit
Agreement, the Security Agreement, the Patent Assignment, the Trademark Assignment, the Michigan Mortgage, the
Michigan Assignment of Rents and Leases and any and all other documents, agreements, instruments, certificates, amendments or renewals executed and delivered to the Bank in connection with the Revolving Loan and/or the Term Loan referred to hereinafter as the "Loan Documents."

	WHEREAS, to secure the Borrower's obligations to the Bank, including without limitation, under the Revolving
Note, the Term Note and the other Loan Documents, the Borrower pledged to and granted in favor of the Bank a security interest, assignment, and/or mortgage in any and all goods, assets and properties of the Borrower, including without limitation, (a) all accounts receivable; (b) all goods, including without limitation, inventory, machinery and equipment (subject to rights of certain equipment financiers); (c) all general intangibles; (d) all patents;
(e) all trademarks; and (f) certain real property located at 34775 Commerce Road, Fraser, Michigan (collectively, along with any other collateral securing the Borrower's obligations to the Bank, the "Collateral )

	WHEREAS, the Borrower has requested that the Bank modify the terms of the Term Note and the Revolving Note as set forth herein and extend the Revolving Loan Maturity
Date until January 2, 1999 (the New Revolving Loan Maturity
Date").

	WHEREAS, the Bank is willing to modify the terms of the Term Note and Revolving Note as set forth herein and extend the Revolving Loan Maturity Date until the New
Revolving Loan Maturity Rate, but only upon the terms and conditions set forth in this Agreement.

	NOW THEREFORE, for good and valuable
consideration, the receipt and sufficiency of which are hereby acknowledged, the Bank and the Borrower mutually agree as follows:

	1. Ratification. All of the terms, covenants, provisions, representations, warranties, and conditions of the Loan Documents, as amended or modified hereby, are ratified, acknowledged, confirmed, and continued in full force and effect as if fully restated herein.

	2. Collateral. The Borrower confirms and ratifies its continuing mortgage, pledge, assignment, and/or grant of security interest in the Collateral to and in favor of the Bank as set forth in the Loan Documents.

	3. Principal Balance. The Borrower acknowledges and agrees that as of the date hereof the current outstanding principal balance respecting the Amended
Revolving Note is $1,773,284.97 and that the current outstanding principal balance respecting the Term Note is $1,122,265.00.

	4. Revolving Loan Maturity Date. The Bank hereby agrees to extend the Maturity Date of the Revolving Note until the New Revolving Loan Maturity Date and accordingly, the Bank shall continue to make advances respecting the Revolving Loan, subject to the terms and conditions of the Loan Documents, as amended or modified hereby, until the New Revolving Loan Maturity Date after which date there shall be no further advances respecting the Revolving Note.
The Borrower hereby agrees to pay to the Bank all payments due prior to the New Revolving Loan Maturity Date in accordance with the terms of the Amended Revolving Note, and that any failure to make any such payments in accordance with the terms of the Amended Revolving Note shall be a default under this Agreement, the Amended
Revolving Note and each of the Loan Documents. Unless due earlier, on or before the New Revolving Loan Maturity Date, the Borrower agrees to pay to the Bank the entire principal balance of the Amended Revolving Note then outstanding, plus all unpaid interest accrued thereon, and all other amounts outstanding in connection therewith, without further notice or demand from the Bank.

	5. Modification to Revolving Note. The Borrower and the Bank hereby agree: (i) to reduce the maximum principal amount of the Revolving Note to $2,500,000 and
(ii) to modify the terms of the Note in accordance with an amended and restated note (the "Amended Revolving Note") in the form attached hereto as Exhibit A. The Amended
Revolving Note shall be secured by the Collateral to the same extent and with the same priority as the Revolving
Note.

	6. Interest Rate on Amended Revolving Note and
Modification to Interest Rate on Term Note. The Borrower and Bank agree that, notwithstanding anything to the contrary in the Loan Documents, as of the effective date of this Agreement, the outstanding principal amounts outstanding respecting each of the Term Note and Amended
Revolving Note, shall bear interest at a per annum rate equal to one percent (1%) above the rate from time to time established and made effective by the Bank as its Prime
Rate through June 30, 1998 and two percent (2%) above its Prime Rate thereafter.

	7. Index. Prime Rate means the rate per annum from time to time established by Bank as the Prime Rate and made available by the Bank at its main office or, in the discretion of the Bank, the base, reference or other rate then designated by Bank for general commercial loan reference purposes, it being understood that such rate is a reference rate, not necessarily the lowest, established from time to time which serves as the basis upon which effective interest rates are calculated for loans making reference thereto. The effective rate applicable to the undersigned's loans shall change on the date of each change in the Prime Rate.

	8. Release of Bank. By execution of this Agreement, the Borrower hereby acknowledges and confirms that it does not have any offsets, defenses or claims against Bank, its parents, subsidiaries affiliates, or any officers, agents, directors or employees whether asserted or unasserted. To the extent that they may have such offsets, defenses or claims, Borrower and its respective successors, assigns, predecessors, employees, agents, heirs, executors, as applicable releases and forever discharges Bank, its parents, subsidiaries, affiliates, and officers, directors, employees, agents, attorneys, successors and assigns, both present and former (collectively the "Bank Affiliates") of and from any and all manner of action and actions, cause and causes of action, suits, debts, controversies, damages, judgments, executions, claims and demands whatsoever, asserted or unasserted, in law or in equity which against Bank and/or Bank Affiliates it ever had, now has or which any of Borrower's successors, assigns, parents, subsidiaries, affiliates, predecessors, employees, agents, heirs, executors, as applicable, both present and former ever had or now has, upon or by reason of any manner, cause, causes or timing whatsoever, including, without limitation, any presently existing claim or defense whether or not presently suspected, contemplated or anticipated.

	9. Indemnification of Bank. Borrower agrees to indemnify and hold Bank, its parents, subsidiaries, affiliates, and directors, officers, employees, agents and attorneys harmless against all obligations, demands and liabilities, by whomsoever asserted, and against all losses in any way suffered, incurred or paid as a result of or in any way arising out of or following or consequential to transactions with the Borrower, except for any claim arising out of the gross negligence or willful misconduct of the Bank.

	10. 	Amendments to Credit Agreement. The Credit
Agreement is hereby amended as follows:
              	A.    Definitions.
(1) Section 1.01 of the Credit
Agreement is amended to read as
follows:
"Notes" - Any and all promissory notes
of the Company payable to the Bank as
amended, renewed or otherwise modified
from time to time."
(2) Section 1.01 of the Credit
Agreement is amended to read as
follows:
                    "Borrowing Base" - an amount equal to
                        (A) lesser of
(i) the Committed Revolver
Amount or
(ii)	(a) 80% of the net outstanding
amount of Eligible Receivables
from time to time, plus
(b) the lesser of
                                    (I) $1,300,000 or
 (II) 32% of Eligible
      Inventory from
      Time to time.
                         (B) less Outstanding letters of
		Credit.
                     (3) Section 1.01 of the Credit
                          Agreement is amended to read as
                          follows:
                        "Committed Revolver Amount" - Two
                         Million Five Hundred Thousand
                         Dollars ($2,500,000)

	B.   Deletion of Debt Service Coverage
Ratio.           Notwithstanding
anything to the contrary in the Credit
Agreement, effective the date of this
Agreement, the Borrower shall not be
required to maintain a minimum Debt
Service Ratio under the Loan Documents.

	C. 	Modification of Consolidated Cash
Expenditures.   Section 6.01(p) of the
Credit Agreement as amended by a letter
agreement between Bank and Borrower
dated November 12, 1997 is further
amended to read as follows: "(p) The
Borrower and its subsidiaries will not
make Capital Expenditures, as such term
is defined in the Credit Agreement, in
fiscal year 1998 in excess of
$500,000."

10. New Financial Covenants. In addition to all existing
financial covenants contained in the Loan Documents, as
affected hereby, the Borrower shall at all times comply
with the following additional financial covenants:
A.	Pretax Profit. The Borrower will not
fail to have positive net earnings, as
such term is defined in accordance
with generally accepted accounting
principles, consistently applied,
prior to any tax liability, for the
month of March 1998 and for each
fiscal quarter thereafter.

B.	Limit on Monthly Pretax Losses. The
Borrower will not incur a net loss in
excess of $50,000, as such term is
defined in accordance with generally
accepted accounting principles
consistently applied, prior to any tax
liability, in any calendar month.

	11. Fees. In addition to all other amounts due and payable respecting the Revolving Loan and the Term
Loan, the Borrower hereby agrees to pay the Bank modification and extension fees due and payable as follows
(on each "Due Date"): $10,000 at the time of the execution and delivery of this agreement, $20,000 on June 30, 1998, $7,000 on July 31, 1998, $7,000 on August 31, 1998, $7,000
on September 30, 1998, $10,000 on October 31, 1998, $10,000
on November 30, 1998, and $10,000 on December 31, 1998.
Failure to pay any such amounts when due shall be an event of default under this Agreement and under each of the Loan
Documents. In the event that Borrower should pay in full all amounts due and payable respecting the Revolving Loan and the Term Loan prior to any of the foregoing Due Dates, Bank shall waive those modification and extension fees due and payable on subsequent Due Dates.

	12. Year 2000. No modifications are required to any of the Borrower's computer systems or computer software to assure that such systems and software contain no deficiencies relating to formatting for entering dates
(commonly referred to and referred herein as the 'Year 2000
Problem"). The Borrower's computer systems and software are susceptible to all necessary modification and the Borrower has adequate personnel or consultants under contract to timely modify (or, as applicable, replace and/or upgrade) its own computer systems and software. The Borrower is not aware of any inability on the part of any of its customers, insurance providers or vendors to timely address the Year
2000 Problem that will in any manner adversely affect borrowers business operations. In addition the Borrower will take any and all actions to ensure that its computer systems and computer software shall at all times contain no deficiencies relating to the Year 2000 Problem; and the Borrower hereby indemnifies and holds the Bank harmless from any losses the Bank may suffer resulting from any deficiencies in the Borrower's computer systems or computer software relating to the Year 2000 Problem.

	13. Set-Off. Regardless of the adequacy of any Collateral, any deposits, balances or other sums credited by or due from the Bank or any of its affiliates to Borrower may, at any time, whether or not an event of default has occurred or demand has been made, without notice to Borrower, or compliance with any other condition precedent now or hereafter imposed by statute, rule of law or otherwise (all of which are hereby expressly waived), be set off, appropriated and applied by Bank against any and all of the obligations of Borrower to the Bank in such manner as the Bank in its sole discretion may determine.

	14. Counsel Fees and Expenses. Borrower agrees to pay Bank on demand any and all costs, expenses, losses, claims, damages, liabilities, penalties, suits, judgments or disbursements of any nature (including without limitation expenses and fees for counsel, appraisals, consultants, accountants, field examiners, environmental engineers) which may be incurred by, imposed on or asserted against Bank, as it deems in its sole discretion, in connection with: preparation of this Agreement and documents relating hereto, or amendments, modifications, waivers or the interpretation hereof, any exercise of Bank's rights as set forth herein or in the Loan Documents;
any enforcement, collection or other proceeding resulting therefrom or from any negotiations or other measures to preserve or enforce Bank's rights hereunder or under the Loan Documents; any investigative, administrative or judicial proceeding (whether or not Bank is designated as party thereto) relating to or arising out of this Agreement, or the Loan documents; or any bankruptcy, insolvency, or other similar proceedings relating to Borrowers, or any collateral securing their obligations to the Bank.
Borrower specifically authorizes the Bank to pay all such fees and expenses and charge the same to any of its loan or deposit accounts with the Bank.

	15. Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be an original, but all of which shall constitute but one agreement.

	16. Binding Effect of Agreement. All covenants, agreements, representations and warranties contained herein shall bind and inure to the benefit of the respective successors and assigns of the parties hereto, whether expressed or not; provided that Borrower may not assign or transfer its rights hereunder.

	17. Further Assurances. Borrower will from time to time execute and deliver to the Bank, and take or cause to be taken, all such other further action as the Bank may request in order to effect and confirm or vest more securely in the Bank all rights contemplated hereunder.

	18. Amendments and Waivers. This Agreement may be amended and Borrower may take any action herein prohibited, or omit to perform any act herein required to be performed by it, if Borrower shall obtain the Bank's prior written consent to each such amendment, action or omission to act. No delay or omission on the part of Bank in exercising any right hereunder shall operate as a waiver of such right or any other right and waiver on any one or more occasions shall not be construed as a bar to or waiver of any right or remedy of Bank on any future occasion.

	19. Terms of Agreement. This Agreement shall continue in force and effect so long as any obligation of Borrower to Bank shall be outstanding and is supplementary to each and every other agreement between Borrower and Bank and shall not be so construed as to limit or otherwise derogate from any of the rights or remedies of Bank or any of the liabilities, obligations or undertakings of Borrower under any such agreement, nor shall any contemporaneous or subsequent agreement between Borrower and the Bank be construed to limit or otherwise derogate from any of the rights or remedies of Bank or any of the liabilities, obligations or undertakings of Borrower hereunder, unless such other agreement specifically refers to this Agreement and expressly so provides.

	20. Notices. Any notices under or pursuant to this Agreement shall be deemed duly received by the Borrower and Bank and effective if delivered in hand to any officer or agent of the Borrower or Bank or if mailed by registered or certified mail, return receipt requested, addressed to the Borrower or Bank at the address set forth above or as any party shall provide by written notice to the other party.

	21. Massachusetts Law. This Agreement is intended to take effect as a sealed instrument and has been executed or completed and is to be performed in Massachusetts, and it and all transactions thereunder or pursuant thereto shall be governed as to interpretation, validity, effect, rights, duties and remedies of the parties thereunder and in all other respects by the domestic laws of Massachusetts.

	22. Reproductions. This Agreement and all documents which have been or may be hereinafter furnished by Borrower to the Bank may be reproduced by the Bank by any photographic, photostatic, microfilm, xerographic or similar process, and any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding (whether or not the original is in existence and whether or not such reproduction was made in the regular course of business).

	23. Venue. Borrower irrevocably submits to the nonexclusive jurisdiction of any federal or state court sitting in Massachusetts, over any suit, action or proceeding arising out of or relating to this Agreement. Borrower irrevocably waives to the fullest extent it may effectively do so under applicable law, any objection it may now or hereafter have to the laying of the venue of any such suit, action or proceeding brought in any such court and any claim that the same has been brought in an inconvenient forum. Borrower irrevocably appoints the Secretary of State of the Commonwealth of Massachusetts as its authorized agent to accept and acknowledge on its behalf any and all process which may be served in any such suit, action or proceeding, consents to such process being served (i) by mailing a copy thereof by registered or certified mail, postage prepaid, return receipt requested, to Borrower's address shown above or as notified to the Bank and (ii) by serving the same upon such agent, and agrees that such service shall in every respect be deemed effective service upon Borrower.

24. JURY WAIVER. THE BORROWER AND BANK EACH HEREBY
KNOWINGLY, VOLUNTARILY AND INTENTIONALLY, AND AFTER AN
OPPORTUNITY TO CONSULT WITH LEGAL COUNSEL, WAIVE ANY AND
ALL RIGHTS TO A TRIAL BY JURY IN ANY ACTION OR PROCEEDING
IN CONNECTION WITH THIS AGREEMENT, THE OBLIGATIONS, ALL
MATTERS CONTEMPLATED HEREBY AND DOCUMENTS EXECUTED IN
CONNECTION HEREWITH. THE BORROWER CERTIFIES THAT NEITHER
THE BANK NOR ANY OF ITS REPRESENTATIVES, AGENTS OR COUNSEL
HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT THE BANK
WOULD NOT IN THE EVENT OF ANY SUCH PROCEEDING SEEK TO
ENFORCE THIS WAIVER OF RIGHT TO TRIAL BY JURY.



	Executed under seal as of the date written above.

	Witness 	Borrower:

                                       Stocker & Yale, Inc.

By:/s/ Doreen Shane                   By: /s/ Susan Sundell

                                        Susan Hojer Sundell
                                    Chief Financial Officer





	Accepted: Fleet National Bank

	By:

	Name: H. Ellery Perkinson
	Title: Assistant Vice President

Exhibit 10.1 (m)
                    THIRD PARTY PLEDGE AGREEMENT

	This AGREEMENT entered into at Boston,
Massachusetts, as of April 1, 1998, between Mark W,
Blodgett, an individual with an address of 37 Chestnut
Street, Salem, Massachusetts 01970 (the "Pledgor") and
Fleet National Bank, a national banking association with an address of One Federal Street, Boston, Massachusetts 02211
(the "Bank").

1. 	Pledge. In consideration of the Bank's extending
credit and other financial accommodations to the Pledgor and/or Stocker & Yale, Inc. (hereinafter called the
"Borrower"), whether evidenced by notes or not, the Pledgor hereby grants to the Bank a security interest in (including, without limitation, a lien on and pledge, assignment and delivery of) all of the Pledgor's Collateral
(as hereinafter defined). The security interest granted by this Agreement is given to and shall be held by the Bank as security for the payment and performance of all Obligations
(as hereinafter defined). The Bank shall have the unrestricted right from time to time to apply (or to change any application already made of) the proceeds of any of the Collateral to any of the Obligations, as the Bank in its sole discretion may determine.

2.	Definitions. The following definitions shall apply:

(a)	"Collateral" shall mean all the Pledgor's present and
	future right, title and interest in and to any and all of the property listed on Schedule A, attached hereto, whether such property is now existing or hereafter created, and all products, proceeds, substitutions, additions, interest, dividends, and other distributions (including, without limitation, stock splits and stock dividends) in respect thereto, and all books, records, and paper relating to the foregoing (all of which is referred to hereinafter as the "Collateral").

(b)	"Obligation(s)" shall mean all Pledgor's obligations
to the Bank respecting that certain Limited Guaranty executed of even date herewith by Mark W. Blodgett in favor of the Bank. Said term shall also include all interest and other charges chargeable to the Borrower or Pledgor or due from the Borrower or Pledgor to the Bank from time to time and all costs and expenses referred to in this Agreement.

(c)	"Person" or "party" shall include individuals, firms,
corporations and all other entities.

(d)	"Event of Default" shall mean the occurrence of any
one or more of the following events:

(i)	default of any liability, obligation or
undertaking of the Borrower or Pledgor to the Bank, hereunder or otherwise, including failure to pay in full and when due any installment of principal or interest;

(ii) failure of the Borrower or Pledgor to maintain aggregate collateral security value
	satisfactory to the Bank;

(iii) default of any material liability, obligation or undertaking of the Borrower or Pledgor to any other party;

(iv) if any statement, representation or warranty heretofore, now or hereafter made in connection with this Agreement or in any supporting financial statement of the
Borrower or Pledgor shall be determined by Bank to have been false in any material respect when made;

(v) if the Borrower or Pledgor or any
guarantor is a corporation , trust or
partnership, the liquidation, termination or dissolution of any such organization, or the merger or consolidation of such organization into another entity, or its ceasing to carry on actively its present business or the appointment of a receiver for its property;

(vi) the death of the Borrower or Pledgor or
of any    guarantor of the Obligations and,
if any of the Borrower or Pledgor or any guarantor of the Obligations is a partnership, the death of any partner;

(vii) the institution by or against the
Borrower or Pledgor or any guarantor of the Obligations of any proceedings under the Bankruptcy Code, 11 USC $101 et seq. or any other law in which the Borrower or Pledgor or any guarantor of the Obligations is alleged to be insolvent or unable to pay their respective debts as they mature, or the making by the Borrower or Pledgor or any guarantor of the Obligations of an assignment for the benefit of creditors or the granting by the Borrower or Pledgor or any guarantor of the Obligations of a trust mortgage for the benefit of creditors;

(viii) the service upon the Bank hereof of a writ in which the Bank is named as trustee of the Borrower or Pledgor or of any guarantor of the Obligations;

(ix) a judgment or judgments for the payment of money shall be rendered against the Pledgor or Borrower or guarantor hereof, and any such judgment shall remain unsatisfied and in effect for any period of thirty (30) consecutive days without a stay of execution;

(x) any levy, seizure, attachment, execution or similar process shall be issued or levied on any of the property of the Pledgor or Borrower or guarantor hereof;

(xi) the termination of any guaranty of the Obligations; or

(xii) the occurrence of such a change in the condition or affairs (financial or otherwise) of the Borrower or Pledgor or any guarantor or other surety for any of the Obligations or the occurrence of any event or circumstance such that the Bank, in its sole discretion, deems that it is insecure or that the prospects for timely or full payment or performance of any of the Obligations has been or may be impaired.

	All words and terms used in this Agreement other than those specifically defined herein shall have the meanings accorded to them in the Massachusetts Uniform
Commercial Code (General Law, Chapter 106), as amended from time to time (herein the "Code").

3.	Costs and Expenses. The Pledgor shall pay to the Bank
any and all costs and expenses (including, without limitation, reasonable attorneys' fees, court costs, litigation and other expenses) incurred or paid by the Bank in establishing, maintaining, protecting or enforcing any of the Bank's rights or the Obligations, including, without limitation, any and all such costs and expenses incurred or paid by the Bank in defending the Bank's security interest in, title or right to the Collateral or in collecting or attempting to collect or enforcing or attempting to enforce payment of the Collateral.

4.	 Title. The Pledgor represents that the Collateral is
held and owned by the Pledgor free and clear of all liens, encumbrances, attachments, security interests, pledges and charges, and, if the Collateral is securities, is fully paid for and nonassessable.

5. Affirmative Covenants. The Pledgor shall:

(a) execute all such instruments, documents and papers, and will do ail such acts as the Bank may request from time to time to carry into effect the provisions and intent of this Agreement, including without limitation, the execution of stock transfer orders, stock powers, notifications to obligors on the Collateral, the providing of notification in connection with book entry securities or general intangibles and the providing of instructions to the issuers of uncertificated securities or financial intermediaries, and will do all such other acts as the Bank may request with respect to the perfection and protection of the security interest granted herein and the assignment effected hereby;

(b) keep the Collateral free and clear of all liens, encumbrances, attachments, security interests, pledges and charges;

(c) deliver to the Bank, if and when received by the Pledgor, any item representing or constituting any of the Collateral, including, without limitation, all cash dividends and all stock certificates whether now existing or hereafter received as a result of any stock dividends, stock splits or otherwise;

(d) upon the request of the Bank, cause the issuer of any uncertificated securities comprising any of the Collateral to issue certificates with respect thereto;

(e) upon the request of the Bank, cause certificated securities comprising any of the Collateral to be issued in the name of the Bank, as pledgee;

(f) not cause or permit any of the Collateral presently evidenced by a written certificate to be converted to uncertificated securities;

(g) not exercise any right with respect to the Collateral which would dilute or adversely affect the Bank's rights in the Collateral;

(h) not file any affidavit for replacement of lost stock certificate or bonds; and

(i) not vote the Collateral in favor of or consent to any resolution which might:

(i)	impose any restrictions upon the sale,
transfer or disposition of the
Collateral; or

(ii)	result in the issuance of any
additional shares of stock of any
class; or

(iii)vest additional powers, privileges,
preferences or priorities to any other
class of 	stock.

6. Power of Attorney. The Pledgor hereby irrevocably constitutes and appoints the Bank as the Pledgor's true and lawful attorney, with full power of substitution at the sole cost and expense of the Pledgor but for the sole benefit of the Bank, to endorse in favor of the Bank any of the Collateral; cause the transfer of any of the Collateral in such name as the Bank may, from time to time, determine;
cause the issuance of certificates for book entry and/or uncertificated securities; provide notification in connection with book entry securities or general intangibles and/or provide instructions to the issuers of uncertificated securities or financial intermediaries, as necessary; to renew, extend or roll over any Collateral;
and make demand and initiate actions to enforce any of the Collateral. The Bank may take such action with respect to the Collateral as the Bank may reasonably determine to be necessary to protect and preserve its interests in the Collateral. The Bank shall also have and may exercise at any time all rights, remedies, powers, privileges and discretions of the Pledgor with respect to and under the Collateral, provided, however, the Bank shall have no right until an Event of Default has occurred to exercise any voting rights available to the Pledgor at any time the Collateral is held by the Bank solely as pledgee hereunder. Except as limited above, all the rights, remedies, powers, privileges and discretions included in this Paragraph may be exercised by the Bank whether or not any of the Obligations are then due and whether or not an Event of Default has occurred. The within designation, being coupled with an interest, is irrevocable until the within Agreement is terminated by a written instrument executed by a duly authorized officer of the Bank. The power of attorney shall not be affected by subsequent disability or incapacity of the Pledgor. The
Bank shall not be liable for any act or omission to act pursuant to this Paragraph except for any act or omission to act which is in actual bad faith.

7. Default. If an Event of Default shall occur, at the election of the Bank, all Obligations shall become immediately due and payable without notice or demand, except with respect to Obligations payable on demand, which shall be due and payable on demand, whether or not an Event of Default has occurred.

	The Bank is hereby authorized, at its election, after an Event of Default or after demand, without any further demand or notice except to such extent as notice may be required by applicable law, to sell or otherwise dispose of all or any of the Collateral at public or private sale and/or enforce and collect the Collateral
(including, without limitation, the liquidation of debt instruments or securities and the exercise of conversion rights with respect to convertible securities, whether or not such instruments or securities have matured and whether or not any penalties or other charges are imposed on account of such action); and the Bank may also exercise any and all other rights and remedies of a secured party under the Code or which are otherwise accorded to it by applicable law, all as the Bank may determine. If notice of a sale or other action by the Bank is required by applicable law, the Pledgor agrees that five (5) days' written notice to the Pledgor, or the shortest period of written notice permitted by law, whichever is larger, shall be sufficient notice; and that to the extent permitted by law, the Bank, its officers, attorneys and agents may bid and become purchasers at any such sale, if public, and may purchase at any private sale any of the Collateral that is of a type customarily sold on a recognized market or which is the subject of widely distributed standard price quotations. Any sale (public or private) shall be free from any right of redemption, which the Pledgor hereby waives and releases. No purchaser at any sale (public or private) shall be responsible for the application of the purchase money. Any balance of the net proceeds of sale remaining after paying all Obligations of the Pledgor to the Bank shall be returned to the Pledgor or to such other party as may be legally entitled thereto; and if there is a deficiency, the Pledgor shall be responsible for the same, with interest. The Pledgor acknowledges that any exercise by the Bank of the Bank's rights upon default may be subject to compliance by the Bank with any statute, regulation, ordinance, directive or order of any federal, state, municipal or other governmental authority and may impose, without limitation, any of the foregoing restricting the sale of securities. The Bank, in its sole discretion at any such sale, may restrict the prospective bidders or purchasers as to their number, nature of business and investment intentions, and may impose, without limitation, a requirement that the persons making such purchases represent and agree, to the satisfaction of the Bank, that they are purchasing the Collateral for their own account, for investment, and not with a view to the distribution or resale thereof. The proceeds of any collection or of any sale or disposition of the Collateral held pursuant to this Agreement shall be applied towards the Obligations in such order and manner as the Bank determines in its sole discretion, any statute, custom or usage to the contrary notwithstanding.

8. Safe Custody and Exclusivity. The Bank shall have no duty as to the Collateral or protection of the Collateral or any income or distribution thereon, beyond the safe custody of such of the Collateral as may come into the possession of the Bank, and shall have no duty as to the preservation of rights against prior parties or any other rights pertaining thereto. The Bank's Rights and Remedies
(as defined herein) may be exercised without resort or regard to any other source of satisfaction of the Obligations.

9. Indemnification. The Pledgor shall indemnify, defend and hold the Bank harmless of and from any claim brought or threatened against the Bank by the Pledgor, Borrower or any guarantor or endorser of the Obligations, or any other person (as well as from attorneys' reasonable fees and expenses in connection therewith) on account of the Bank's relationship with the Pledgor, Borrower or any guarantor or endorser of the Obligations (each of which may be defended, compromised, settled or pursued by the Bank with counsel of the Bank's election, but at the expense of the Pledgor), except for any claim arising out of the gross negligence or willful misconduct of the Bank. The within indemnification shall survive payment of the Obligations, and/or any termination, release or discharge executed by the Bank in favor of the Pledgor.

10. Waivers. The Pledgor waives notice of nonpayment, demand, presentment, protest or notice of protest of the Collateral, and all other notices, consents to any renewals or extensions of time of payment thereof, and generally waives any and all suretyship defenses and defenses in the nature thereof. No delay or omission of the Bank in exercising or enforcing any of its rights, powers, privileges, remedies, immunities or discretions (all of which are hereinafter collectively referred to as "the
Bank's Rights and Remedies") hereunder shall constitute a waiver thereof; and no waiver by the Bank of any default of the Pledgor hereunder or of any demand hereunder shall operate as a waiver of any other default hereunder or any other demand hereunder. No term or provision hereof shall be waived, altered or modified except with the prior written consent of the Bank, which consent makes explicit reference to this Agreement. Except as provided in the preceding sentence, no other agreement or transaction, of whatsoever nature, entered into between the Bank and the Pledgor at any time (whether before, during or after the effective date or term of this Agreement) shall be construed in any particular as a waiver, modification or limitation of any of the Bank's Rights and Remedies under this Agreement (nor shall anything in this Agreement be construed as a waiver, modification or limitation of any of the Bank's Rights and Remedies under any such other agreement or transaction) but all the Bank's Rights and Remedies not only under the provisions of this Agreement but also under any such other agreement or transaction shall be cumulative and not alternative or exclusive, and may be exercised by the Bank at such time or times and in such order of preference as the Bank in its sole discretion may determine.

	11. Severability. If any provision of this Agreement or portion of such provision or the application thereof to any person or circumstance shall to any extent be held invalid or unenforceable, the remainder of this Agreement (or the remainder of such provision) and the application thereof to other persons or circumstances shall not be affected thereby.

	12. Binding Effect of Agreement. This Agreement shall be binding upon and inure to the benefit of the respective heirs, executors, administrators, legal representatives, successors and assigns of the parties hereto, and shall remain in full force and effect (and the Bank shall be entitled to rely thereon) until terminated as to future transactions by written notice from either party to the other party of the termination hereof; provided that any such termination shall not release or affect any Collateral in which the Bank already has a security interest or any Obligations incurred or rights accrued hereunder prior to the effective date of such notice (as hereinafter defined) of such termination. Notwithstanding any such termination, the Bank shall have a security interest in all Collateral to secure the payment and performance of Obligations arising after such termination as a result of commitments or undertakings made or entered into by the Bank prior to such termination. The Bank may transfer and assign this Agreement and deliver the Collateral to the assignee, who shall thereupon have all of the Bank's Rights and Remedies;
and the Bank shall then be relieved and discharged of any any responsibility or liability with respect to this Agreement and the Collateral.

	13. Notices. Any notices under or pursuant to this Agreement shall be deemed duly received and effective if delivered in hand to any officer or agent of the Pledgor or Bank, or if mailed by registered or certified mail, return receipt requested, addressed to the Pledgor or Bank at address set forth in this Agreement or as any party may from time to time designate by written notice to the other party.

	14. Reproductions. This Agreement and all documents which have been or may be hereinafter furnished by Pledgor to the Bank may be reproduced by the Bank by any photographic, photostatic, microfilm, xerographic or similar process, and any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding (whether or not the original is in existence and whether or not such reproduction was made in the regular course of business).

15. Massachusetts Law. This Agreement is intended to take effect as a sealed instrument and has been executed or completed and is to be performed in Massachusetts, and it and all transactions thereunder or pursuant thereto shall be governed as to interpretation, validity, effect, rights, duties and remedies of the parties thereunder and in all other respects by the domestic laws of Massachusetts.

16. Jurisdiction and Venue. Pledgor irrevocably submits to the nonexclusive jurisdiction of any federal or state court sitting in Massachusetts, over any suit, action or proceeding arising out of or relating to this Agreement.
Pledgor irrevocably waives, to the fullest extent it may effectively do so under applicable law, any objection it may now or hereafter have to the laying of the venue of any such suit, action or proceeding brought in any such court and any claim that the same has been brought in an inconvenient forum. Pledgor irrevocably appoints the Secretary of State of the Commonwealth of Massachusetts as its authorized agent to accept and acknowledge on its behalf any and all process which may be served in any such suit, action or proceeding, consents to such process being served (i) by mailing a copy thereof by registered or certified mail, postage prepaid, return receipt requested, to Pledgor's address shown in this Agreement or as notified to the Bank and (ii) by serving the same upon such agent, and agrees that such service shall in every respect be deemed effective service upon Pledgor.

	17. JURY WAIVER. THE PLEDGOR AND BANK EACH HEREBY
KNOWINGLY, VOLUNTARILY AND INTENTIONALLY, AND AFTER AN
OPPORTUNITY TO CONSULT WITH LEGAL COUNSEL, WAIVE ANY AND
ALL RIGHTS TO A TRIAL BY JURY IN ANY ACTION OR PROCEEDING
IN CONNECTION WITH THIS AGREEMENT, THE OBLIGATIONS, ALL
MATTERS CONTEMPLATED HEREBY AND DOCUMENTS EXECUTED IN
CONNECTION HEREWITH. THE PLEDGOR CERTIFIES THAT NEITHER THE
BANK NOR ANY OF ITS REPRESENTATIVES, AGENTS OR COUNSEL HAS
REPRESENTED, EXPRESSLY OR OTHERWISE, THAT THE BANK WOULD
NOT IN THE EVENT OF ANY SUCH PROCEEDING SEEK TO ENFORCE
THIS WAIVER OF RIGHT TO TRIAL BY JURY.

       Executed under seal and dated as of April 1, 1998.

	Witness 							Pledgor:

By:/s/ Susan Sundell                By:/s/ Mark W. Blodgett

	Mark W. Blodgett

	Accepted: Fleet National Bank


	By:
	Name: H. Ellery Perkinson
	Title: Assistant Vice President

                    SCHEDULE A

                           Pledged Collateral



	Two Hundred Twenty Eight Thousand Thirty-Seven
(228,037) shares of the Common Stock of the Stocker & Yale,
Inc. registered in the name of Mark W. Blodgett and represented by Certificate Nos.: 18, 20, 34, 83, 394.

	 [Stock Power]
FOR VALUE RECEIVED,

Mark W. Blodgett hereby sells, assigns and transfers unto
Fleet National Bank Two Hundred Twenty Eight Thousand
Thirty-Seven (228,037) shares of the Common Stock of the Stocker & Yale, Inc. (the "Corporation") registered in the name of Mark W. Blodgett and represented by Certificate
Nos.: 18, 20, 34, 83, 394, and do hereby irrevocably constitute and appoint Fleet National Bank as its attorney to transfer the said stock on the books of the Corporation with full power of substitution.

Dated as of April 1, 1998.



	Witness 	Pledgor:

By:/s/ Susan Sundell               By:/s/ Mark W. Blodgett

                                          Mark W. Blodgett

Exhibit 10.1(n)

  WAIVER OF CERTAIN PROVISIONS OF THE CREDIT AGREEMENT
                     DATED JULY 21, 1998

					Andrew J. Maidman
					Vice President
					Managed Assets Division

			        	Fleet Corporate Administration

					Mail Stop: CT MO H21A
					777 Main Street
					Hartford, CT 06115
July 21, 1998			860-986-4572
					Fax 860-986-2435


Stocker & Yale, Inc. (the "Company")
32 Hampshire Road
Salem, NH 03079
Attn.: Susan Sundell

RE: 	Credit Arrangements with Fleet National Bank

Dear Mr. Blodgett:

	Reference is hereby made to that certain Credit
Agreement, dated as of March 6, 1995 (the "Credit
Agreement") by the Company in favor of Fleet National Bank, as successor to Shawmut Bank, N.A. (collectively, the "Bank"), as amended by that certain Modification and Extension Agreement, dated as of April 1, 1998 (the
"Modification Agreement"), between the Company and the Bank.

	The Company has requested that the Bank agree to waive compliance with Section 10(B) of the Modification Agreement for the quarter ending June 30, 1998. Subject to the terms of this letter and the Company's acknowledgment below indicating the Company's agreement with such terms, and the satisfaction of the following conditions, the Bank agrees to waive compliance with Section 10(B) of the Modification Agreement but only for the quarter ending June 30, 1998, and for the months of May and June 1998:

1. payment of $25,000 to the Bank upon execution and delivery of this letter agreement as a waiver fee which shall be in addition to all amounts due, owing and payable pursuant to the Credit Agreement and shall not be applied to any amounts currently outstanding;

2. reimbursement of all of the Bank's legal expenses in connection with the preparation of this letter agreement.

	By execution of this letter agreement the Company hereby acknowledges and confirms that it does not have any offsets, defenses or claims against the Bank, its parents, subsidiaries, affiliates, or any officers, agents directors or employees whether asserted or unasserted. To the extent that they may have such offsets, defenses or claims, the Company and its respective successors, assigns, predecessors, employees, agents, heirs, executors, as applicable releases and forever discharges Bank, its parents, subsidiaries, affiliates, and officers, directors, employees, agents attorneys, successors and assigns, both present and former (collectively the "Bank Affiliates") of and from any and all manner of action and actions, cause and causes of action, suits, debts, controversies, damages, judgments, executions, claims and demands whatsoever, asserted or unasserted, in law or in equity which against Bank and/or Bank Affiliates it ever had, now has or which any of Company's successors, assigns, parents, subsidiaries, affiliates, predecessors, employees, agents, heirs, executors, as applicable, both present and former ever has or now has, upon or by reason of any manner, cause, causes or thing whatsoever, including, without limitation, any presently existing claim or defense whether or not presently suspected, contemplated or anticipated.

	By execution of this letter agreement and except as otherwise modified or agreed herein, the Company (I) hereby affirms and ratifies all of the terms, covenants, provisions, conditions agreements, warranties and representations contained in the Credit Agreement and Modification Agreement and all loan documents executed in connection therewith; (ii) hereby agrees to make all payments due and payable and to perform all of its obligations pursuant to the Credit Agreement and Modification and this letter agreement; (iii) hereby agrees to indemnify and hold the Bank harmless from any costs, expenses, claims, losses as a result of the agreements contained herein; (iv) hereby agrees that in addition to the events of default specified in the Credit Agreement and Modification Agreement, failure to comply with its obligations respecting this letter agreement shall constitute an event of default under the Credit Agreement and Modification Agreement; (v) hereby agrees that the Credit Agreement and Modification Agreement and this letter agreement are fully enforceable against it and, except as modified hereby, the Credit Agreement and Modification
Agreement and all loan documents delivered in connection with either the Credit Agreement or Modification Agreement remain in full force and effect; (vi) hereby confirms that all collateral granted to or assigned to the Bank with respect to payment, performance and observance of all liabilities, obligations and covenants on the Company's part to be performed or observed pursuant to the Credit
Agreement and Modification Agreement and this letter agreement; (vii) hereby represents and warrants that no event has occurred which is, or with the passage of time or with the giving of notice or both would be an event of default under the Credit Agreement and Modification
Agreement, as affected by this letter agreement; and (viii) hereby agrees that the Bank has no obligation to extend further credit to it except as specifically provided under the terms of the Credit Agreement and Modification
Agreement or this letter agreement.

	If the foregoing is acceptable to you, please acknowledge your acceptance by signing the space provided below.

								Very truly yours,




								FLEET NATIONAL BANK



								By:/s/Andy Maidman


	Agreed and Accepted:

	STOCKER & YALE, INC.



	By:

	Its:
	Acknowledgment by Guarantor


	Mark W. Blodgett, individually

Exhibit 10.1(o)

CONSENT LETTER DATED MAY 11, 1998 RELATING TO LASIRIS
				TRANSACTION

May 11, 1998

Mark W. Blodgett
Chairman and Executive Officer
Stocker & Yale, Inc. (the "Company")
32 Hampshire Road
Salem, New Hampshire 03079

RE: Credit Arrangements with Fleet National Bank, N.A.
				(the "Bank")


Dear Mr. Blodgett,

	Reference is hereby made to that certain Credit
Agreement between the Company and the Bank, dated as of March 6, 1995, as modified and extended by that certain
Modification and Extension Agreement, dated as of April 1,
1998 (as modified and extended, the "Credit Agreement").
The Credit Agreement provides, without limitation, that the Company shall not incur additional Indebtedness (as defined in the Credit Agreement) or grant junior security interests or second mortgages on any of its property without the express prior written consent of the Bank. Capitalized terms used herein and not defined herein shall have the meanings set forth in the Credit Agreement.

I.	BACKGROUND

	The Company has entered into an agreement (the
"Purchase Agreement") pursuant to which the Company will
(i) cause the formation of a new subsidiary, Lasiris
Holding Corp. ("Holding"), formed under the laws of New
Brunswick, Canada and (ii) Holding will acquire all of the issued and outstanding capital stock of Lasiris, Inc., a Canadian corporation ("Lasiris"). In connection with the financing of such acquisition, the Company will consummate the private placement of 350,000 shares of the Company's common stock, par value $0.001 per share (the "Common
Stock"), will cause the prepayment of certain amounts owed to it by Beverly Hospital Corporation (the "Beverly
Hospital Debt") at a five percent (5%) discount to the aggregate outstanding principal amount of such indebtedness and will incur indebtedness (the "Danvers Loan") to Danvers
Savings Bank ("Danvers") in a principal amount of $750,000 which will be secured by a second mortgage interest in the Company's headquarters facility located at 32 Hampshire
Road, Salem, New Hampshire (the "New Hampshire Facility") to be granted to Danvers by the Company. In addition, Lasiris will enter into a credit agreement (the "Lasiris
Credit Agreement") with the Toronto-Dominion Bank ("TDB") which will provide aggregate availability of $2,000,000
(CDN) of which up to $1,400,000 (CDN) may be used in connection with the acquisition of Lasiris and the remaining amounts available thereunder are to be used for general working capital purposes of Lasiris (such loans, the "Lasiris Loans"). The Lasiris Loans will be secured by a blanket lien on Lasiris' assets in favor of TDB and guaranteed by the Company. The transaction contemplated in the Purchase Agreement and respecting the Danvers Loan as a giving loan shall be hereafter referred to as the "Lasiris
Transaction." You have
requested our consent to the Lasiris Transaction and you will understand that we are willing to grant the consents set forth below subject to the terms and conditions of this letter.


TERMS OF CONSENT: The Bank is willing to consent to the Lasiris Transaction herein, but only upon your agreement with and satisfaction of, each of the following terms and conditions:

	A.	Amendments to Credit Agreement: The Credit
Agreement is hereby amended as follows:

    	(1)	Section 1.01 of the Credit Agreement
		Regarding Eligible Inventory is amended to
	     read as follows:

			""Eligible Inventory"-All raw material of the Company, but excluding (i) raw material located outside the United States, (ii) any raw material in which the bank does not have a fully perfected first priority security interest, (iii) any used material, (iv) raw material not located at the Premises, (v) and samples, returnables, damaged items, overstock items, obsolete items, items against which the Company had established reserves, defective items, or any other items designated as unsatisfactory by the Bank from time to time."

	    (2)	Section 1.01 of the Credit Agreement
		Regarding Borrowing Base is amended to read as
		Follows:

			""Borrowing Base"-an amount equal to

	(A)	lesser of

	(i)	the Committed Revolver Amount or
	(ii)	(a)	80% of the net
outstanding amount of Eligible
Receivables from time to time,
plus

	(b)	the lesser of
	(i) $1,150,000 or
	(ii) 32% of Eligible
Inventory from
time to time.

	(B)	less outstanding Letters of Credit."

	B.	Ratification and Confirmation: Except as hereby
	modified and amended, the Company ratifies and confirms the validity and effect of the Credit
Agreement and Loan Documents.

	Guaranty by Mark W. Blodgett: Mark W. Blodgett shall Execute and deliver simultaneously with the execution and delivery of this letter an Unlimited
Guaranty in the form attached hereto as Exhibit A which shall replace that certain Limited Guaranty by Mark W. Blodgett in favor of the Bank, dated as of April 1, 1998.

	D.	Amended and Restated Third Part Pledge Agreement:
	Mark W. Blodgett shall execute and deliver simultaneously with the execution and delivery of this letter an Amended and Restated Third Party Pledge
Agreement in the form attached hereto as Exhibit B which shall amend and restate that certain Third Party
Pledge Agreement by Mark W. Blodgett in favor of the Bank, dated as of April 1, 1998. The obligations secured by assets pledged pursuant to the Amended and Restated Third Party Pledge shall be limited to one million dollars ($1,000,000( as provided in such pledge agreement.

	E.	Legal Fees: The Company shall have paid all of
the
	Bank's legal fees and expenses incurred in issuing this letter agreement and the transactions contemplated hereby.


	Release of Bank: The Company hereby acknowledges and confirms that it does not have any offsets, defenses or claims against the Bank, its parents, subsidiaries, affiliates, or any officers, agents directors or employees (collectively, the "Bank
Affiliates") whether asserted or unasserted. To the extent that they may have such offsets, defenses or claims, Company and any of its respective successors, assigns, predecessors, employees, agents, heirs, executors, as applicable releases and forever discharges Bank and the Bank Affiliates of and from any and all manner of action and actions, cause and causes of action, suit, debts, controversies, damages, judgements, executions, claims and demands whatsoever, asserted or unasserted, in law or equity which against Bank and/or Bank Affiliates it ever had, now has or which any of Company's successors, assigns, predecessors, employees, agents, heirs, executors, as applicable, both present and former ever had or now has, upon or by reason of any manner, cause, causes or thing whatsoever, including without limitation, any presently existing claim or defense whether or not presently suspected, contemplated or anticipated.

	Execution and Delivery: The Company's execution and delivery of this letter agreement indicates the agreement of the Company with all of the terms and conditions of this letter agreement.

	Massachusetts Law Governs: This letter, with its
	Exhibits, is intended to take effect as a sealed instrument and had been executed or completed and is to be performed in Massachusetts, and it and all transactions thereunder or pursuant thereto shall be governed as to interpretation, validity, effect, rights, duties and remedies of the parties thereunder and in all other respects by the domestic laws of Massachusetts.

III.	CONSENT

	The Bank hereby consents to the Lasiris Transaction, including the following specific consents respecting the Credit Agreement:

	A.	Consent under Section 6.02(a) of the Credit
Agreement to your incurring Indebtedness pursuant to the Danvers Loan in an amount not exceeding
$750,000;

	B.	Consent under Section 6.02(a) of the Credit
Agreement to Holding's incurring Indebtedness pursuant to its execution and delivery of the Lasiris Credit Agreement;

	C.	Consent under Section 6.02(a) of the Credit
Agreement to Lasiris' incurring Indebtedness pursuant to the Lasiris Credit Agreement;

	D.	Consent under Section 6.02(b) of the Credit
Agreement and under any negative pledge pursuant to which the Company has agreed not to convey any interest in its real property to our granting to Danvers a second mortgage interest in the New
Hampshire Facility to secure the Danvers Loan;

	E.	Consent under Section 6.02(b) of the Credit
Agreement to Lasiris's granting to TDB a blanket security interest in its assets to secure the Lasiris Loans;

	F.	Consent under Section 6.02(c) of the Credit
Agreement to your intervening in the Lasiris
Credit Agreement and guaranteeing the payment by Lasiris of all borrowing thereunder;

	G.	Consent under Section 6.02(e) of the Credit
Agreement to the prepayment of the Beverly
Hospital Debt and the use of the amounts received from Beverly Hospital Corporation in respect thereof in connection with the acquisition of Lasiris;

	H.	Consent under Section 6.02(f) of the Credit
Agreement to the acquisition of all of the issued and outstanding capital stock of Lasiris;

	I.	Consent under Section 6.02(l) of the Credit
Agreement to the formation of Holding under the laws of the Province of New Brunswick, Canada and the issuance of shares of Holding's Class B
Common Stock or its Class C Common Stock to the holders of the capital stock of Lasiris;and

	J.	Consent under Section 6.02(m) of the Credit
Agreement in connection with writing up the value of certain assets of Lasiris following consummation of the acquisition.

	Except as for the consents specifically set forth in this letter, nothing herein shall constitute an agreement by the Bank to waive any of the terms and conditions of the Credit Agreement.

IV.	REPRESENTATION AND WARRANTIES

	The Company hereby represents and warrants that except As previously disclosed to the Bank (a) no Default or Event of Default has occurred and is continuing, (b) each of its representations and warranties in the Credit Agreement are true and correct, (c) the liens granted to it under the Security Agreement are valid and (d) this Consent constitutes its legal, valid and binding obligation, enforceable in accordance with its terms.

V.	OTHER PROVISIONS STILL EFFECTIVE

	All other provisions of the Credit Agreement and each other agreement, document or instrument executed in connection therewith (as any of the foregoing may have been amended as of the date hereof) shall remain in full force and effect.



Very Truly Yours,

FLEET NATIONAL BANK, N.A.

By:/s/ Thomas J. Gardiner
Its:   Senior Vice President

MS CT MO H21A
777 Main Street
Hartford, CT 06115

Agreed to:
STOCKER & YALE, INC.

By:

Its:
Dated:

10.15 (a)

	  DS2.338050.1
	   2001579-0002
                    PROMISSORY NOTE


	$750,000.00                   Boston, Massachusetts

                                                May 13,1998

	FOR VALUE RECEIVED, the undersigned (the "Maker"), hereby promises to pay to the order of DANVERS SAVINGS
BANK, at its office One Conant Street, Danvers,
Massachusetts (the "Lender"), the sum of SEVEN HUNDRED
FIFTY THOUSAND and xx/100 DOLLARS ($750,000.00), or the aggregate principal amount outstanding on the date this Note becomes due and payable in full provided herein, together with interest on the unpaid principal amount from time to time outstanding prior to maturity at a fixed rate per annum equal to Eleven Percent (11%) (the "Interest
Rate"). Interest shall be payable in arrears on the first day of each month commencing on June 1, 1998 and on the date the principal amount of this note becomes due and payable in full. Once repaid, amounts borrowed hereunder may not be reborrowed. The entire balance of principal, accrued interest and other fees and charges shall be due and payable on the earlier of (a) acceleration by the Lender hereunder, or (b) May 13, 1999. In addition, if the entire balance of principal, accrued interest and other fees and charges is not paid in full on or before September
30, 1998, on October 1, 1998 the Maker shall also pay the Lender an additional fee of Six Thousand Two Hundred Fifty
Dollars ($6,250.00) (the "Fee").

	After maturity (whether by acceleration or otherwise), interest shall be payable on the unpaid principal balance from time to time outstanding at a rate per annum equal to the Sixteen Percent (16%) (the "Default
Rate"), until fully paid. Any payment hereunder not paid within fifteen (15) days after the date such payment is due shall be subject to a late fee equal to five percent (5%) of the amount overdue.

	Interest and fees shall be calculated on the basis of a 360-day year times the actual number of days elapsed.
All payments will be applied first to any charges, costs, expenses or late fees then owed by the Maker to the Lender, next to unpaid accrued interest, with any balance applied to principal. In no event shall interest payable hereunder exceed the highest rate permitted by applicable law. To the extent any interest received by the Lender exceeds the maximum amount permitted, such payment shall be credited to principal, and any excess remaining after full payment of principal shall be refunded to the Maker. The Maker may
	prepay principal in whole or in part, without penalty or premium.

	Upon the occurrence of any one or more of the following events (each, an "Event of Default") the obligations under this Note shall become immediately due and payable without further notice or demand: (i) the Maker's failure to (x) make any payment when due of the Fee or any principal or interest on this Note or any part thereof when such payment is due any principal or interest on this Note or any part thereof when such payment is due hereunder or (y) to pay or perform any other obligation, now existing or hereafter arising, to the Lender which continues for ten (10) days there after;
(ii) the Maker's failure to pay any indebtedness to any others when due or any default under the obligations of the Maker to any other creditor; (iii) if any representation, warranty, statement or certificate made to the Lender by the Maker is determined by the Lender to have been or becomes untrue in any material respect when made; (iv) the death, termination of existence or dissolution of the Maker; (v) with respect to the Maker, the commencement, whether voluntary or involuntary, of a case under the United States bankruptcy Code or any other proceeding or action seeking reorganization, liquidation, dissolution or other relief under federal or state bankruptcy or insolvency statutes or similar laws, or seeking the appointment of a receiver, trustee or custodian for the Maker or all or a part of its assets, and if involuntary, which is not dismissed within sixty (60) days; (vi) if the Maker makes an assignment for the benefit of creditors, or is unable to pay its debts as they mature; (vii) the entry of any judgment against the Maker, which judgment is not satisfied or appealed from (with execution or similar process stayed) within thirty (30) days of entry; (viii) the service of any process upon the Lender seeking to attach any funds of the Maker on deposit with the Lender;
(ix) or if there shall occur any other breach (i.e., not otherwise addressed in the Note under any of the other documents and/or agreements delivered to the Lender at the time of or in connection with this Note and all replacements, renewals and extensions thereof, which is not cured within twenty (20) days after written notice thereof from the Lender is received or deemed received; provided, however, that such twenty (20) day period shall, if such default is not susceptible of cure within such twenty (20) day period, be extended for such additional number of days, not to exceed sixty (60), as may be required to cure the same if the Maker commences such cure within the initial twenty (20) day period and thereafter diligently pursues the same to completion; or (x) any of the foregoing events occur with respect to any guarantor or endorser hereof.

	As additional security for the payment and performance of the Maker's obligations or the obligations of any guarantor or endorser hereof to the Lender, now existing or hereafter arising, the Lender is hereby granted a lien and security interest in and to any and all deposits or other sums at any time credited by or due from the Lender to the Maker or any guarantor or endorser, whether in regular or special depository accounts or otherwise, and all moneys, securities and other property and the proceeds thereof, now or hereafter held or received by the Lender, whether for safekeeping, custody, pledge, collection or otherwise. Upon the occurrence of an Event of Default, in addition to and not in limitation of any and all rights and remedies of the Lender, hereunder or otherwise, all of such rights and remedies being cumulative, the Lender may set off any such deposits, other sums, moneys, securities and other property and the proceeds thereof against any or all of the obligations of the Maker, guarantors or endorsers to the Lender, without prior notice or demand, and regardless of whether or not such obligations are secured by any other collateral, and regardless of the adequacy of any such other collateral.

	The Maker agrees to pay all costs and expenses, including, without limitation, reasonable attorneys' fees and expenses incurred, or which may be incurred, by the Lender in connection with the negotiation, documentation, administration, enforcement and collection of this Note and any other agreements, instruments and documents executed in connection herewith.

	The Maker and all guarantors and endorsers hereby waive presentment, demand, notice, protest, and all other demands and notices in connection with the delivery, acceptance, performance and enforcement of this Note, and assent to extensions of the time of payment or forbearance or other indulgence without notice. No delay or omission of the Lender in exercising any right or remedy hereunder shall constitute a waiver of any such right or remedy.
Acceptance by the Lender of any payment after demand shall not be deemed a waiver of such demand. A waiver on one occasion shall not operate as a bar to or waiver of any such right or remedy on any future occasion.

	The liabilities of the Maker and any endorser or guarantor of this Note are joint and several; provided, however, the release by the Lender of the Maker or any endorser or guarantor shall not release any other party obligated on account of this Note. No party obligated on account of this Note may seek contribution from any other party also obligated unless and until all liabilities to the Lender of the party from whom contribution is sought have been satisfied in full.

	This Note is delivered to the Lender at its office in the Commonwealth of Massachusetts, and shall be governed by Massachusetts law. For purposes of any action or proceeding involving this note, the Maker hereby expressly submits to the jurisdiction of all federal and state courts located in the Commonwealth of Massachusetts. THE MAKER AND
THE LENDER EACH HEREBY KNOWINGLY, VOLUNTARILY AND
INTENTIONALLY WAIVES (TO THE EXTENT PERMITTED BY APPLICABLE
LAW) ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY OF ANY
DISPUTE ARISING UNDER OR RELATING TO THIS NOTE AND AGREES
THAT ANY SUCH DISPUTE SHALL BE TRIED BEFORE A JUDGE SITTING
WITHOUT A JURY.

	Executed as an instrument under seal as of the date first above written.




	WITNESS: 	MAKER:
                                    STOCKER & YALE, INC., a
                                  Massachusetts corporation

By:/s/ John Evan Jones             By:/s/ Mark W. Blodgett

Exhibit 10.15 (b)



	MORTGAGE, ASSIGNMENT OF LEASES AND RENTS,
                    	SECURITY AGREEMENT
			  AND FINANCING STATEMENT

THIS MORTGAGE, SECURITY AGREEMENT AND FINANCING STATEMENT
(this "Mortgage" or this "Agreement") is made as of May 13, 1998 by STOCKER & YALE, INC., Massachusetts corporation
("Mortgagor"), having an address at 32 Hampshire Road, Salem, New Hampshire to DANVERS SAVINGS BANK, a
Massachusetts banking corporation, ("Mortgagee") having its principal office a One Conant Street, Danvers,
Massachusetts.

	WITNESSETH


	WHEREAS, Mortgagor has executed and delivered to Mortgagee a Promissory Note (the "Note") of even date herewith made payable to the order of Mortgagee in the original principal sum of SEVEN HUNDRED FIFTY THOUSAND
DOLLARS ($750,000.00), bearing interest and payable as set forth therein;

	NOW, THEREFORE, to secure the payment of the principal indebtedness under the Note and interest and fees thereon (and all replacements, renewals and extensions thereof, in whole or in part) according to its tenor and elect, and to secure the payment of all other sums which may be at any time due and owing or required to be paid under the Note, this Mortgage, any of the other documents evidencing, creating and/or securing the loan transaction of which the Note is a part (collectively the "Loan
Documents"), and all replacements, renewals and extensions thereof, in whole or in part; and to secure the performance and observance of all the covenants, agreements and provisions contained in this Mortgage, the Note, and the other Loan Documents, and to charge the properties, interests and rights hereinafter described with such payment, performance and observance (the foregoing collectively, the "Indebtedness Hereby Secured"), and for other valuable consideration, the receipt and sufficiency whereof are hereby acknowledged, Mortgagor DOES HEREBY
GRANT, REMISE, RELEASE, LIEN, MORTGAGE AND CONVEY unto
Mortgagee, its successors and assigns forever, with MORTGAGE COVENANTS, the Land (as hereinafter defined) together with the following described property, rights and interests all of which are hereby pledged primarily and on a parity with the Land and not secondarily (and are, together with the Land, the "Mortgaged Premises"):

	THE PARCEL OF LAND locally known as 32 Hampshire
Road, Salem, New Hampshire as more particularly described on EXHIBIT A attached hereto and made a part hereof (herein collectively as well as respectively, the "Land") (As used herein, references to the "Land" shall be construed to mean and be to the "Land and/or any portion thereof," as the context may admit);

	TOGETHER WITH all buildings, structures and improvements of every nature whatsoever now or hereafter situated on the Land (including but not limited to any and all underground and other parking facilities located in or on the Land, all landscaped areas, and areas utilized for recreational activities) and all fixtures, machinery, appliances, equipment, furniture, and personal property of every nature whatsoever now or hereafter owned by Mortgagor and located in or on, or attached to, or used or intended to be used in connection with or with the operation of, the Land, buildings, structures or other improvements, or in connection with any construction which may be conducted thereon, including all extensions, additions, improvements, betterments, renewals, substitutions, and replacements to and proceeds of any of the foregoing and all of the right, title and interest of Mortgagor in and to any such personal property or fixtures together with the benefit of any deposits or payments now or hereafter made on such personal property or fixtures by Mortgagor or on its behalf (the "Improvements");

	TOGETHER WITH all easements, rights of way, strips, gores of land, streets, ways, alleys, passages, sewer rights, waters, water courses, water rights and powers, and all estates, rights, titles, interests, privileges, liberties, tenements, hereditaments and appurtenances whatsoever, in any way belonging, relating or appertaining to the Land, or which hereafter shall in any way belong, relate or be appurtenant thereto, whether now owned or hereafter acquired by Mortgagor, and the reversion and reversions, remainder and remainders, rents, issues and profits thereof, and all the estate, right, title, interest, property, possession, claim and demand whatsoever, at law as well as in equity, of Mortgagor of, in and to the same;

	TOGETHER WITH all rents, royalties, issues, profits, revenue, income and other benefits from the Mortgaged Premises to be applied against the Indebtedness Hereby Secured, provided, however, that permission is hereby given to Mortgagor so long as no Event of Default (as hereinafter defined) has occurred to collect, receive, take, use and enjoy such rents, royalties, issues, profits, revenue, income and other benefits as they become due and payable, but not more than one (1) month in advance thereof;

	TOGETHER WITH all right, title and interest of Mortgagor in and to any and all leases now or hereafter on or affecting the Mortgaged Premises or any part thereof whether written or oral and all agreements for use of the Mortgaged Premises or any part thereof (the "Leases"), together with all security therefor and all monies payable thereunder, subject, however, to the conditional permission hereinabove given to Mortgagor to collect the rentals under any such Lease;

	TOGETHER WITH all fixtures and articles of personal property now or hereafter owned by Mortgagor and forming a part of or used in connection with the Land or the Improvements of the operation thereof (except that this Mortgage shall not create a lien on any items of personal property which (i) are owned by tenants who are in possession pursuant to a Lease and (ii) may be removed by such tenants at the expiration or termination of such Lease), including, but without limitation, any and all air conditioners, antennae, appliances, apparatus, awnings, basins, bathtubs, bidets, boilers, bookcases, cabinets, carpets, coolers, curtains, dehumidifiers, disposals, doors, drapes, dryers, ducts, dynamos, elevators, engines, equipment, escalators, fans, fittings, floor coverings, furnaces, furnishings, furniture, hardware, heaters, humidifiers, incinerators, lighting, machinery, motor vehicles, motors, ovens, pipes, plumbing, pumps, radiators, ranges, recreational facilities, refrigerators, screens, security systems, shades, shelving, sinks, sprinklers, stokers, stoves, toilets, ventilators, wall coverings, washers, windows, window coverings, wiring, and all renewals, replacements or proceeds thereof or articles in substitution therefor, whether or not the same are or shall be attached to the Land or the Improvements in any manner; it being mutually agreed that all of the aforesaid property owned by Mortgagor and placed on the Land or the Improvements shall, so far as permitted by law, be deemed to be fixtures, a part of the realty, and security for the Indebtedness Hereby Secured;
notwithstanding the agreement and declaration hereinabove expressed that certain articles of property form a part of the realty covered by this Mortgage and be appropriated to its use and deemed to be realty, to the extent that such agreement and declaration may not be effective and that any of said articles may constitute goods (as said term is used in the Uniform Commercial Code of The State of New
Hampshire), this instrument shall constitute a security agreement, creating a security interest in such goods, as collateral, in Mortgagee as a secured party and Mortgagor as debtor, all in accordance with said Uniform Commercial
Code as more particularly set forth in Paragraph 16 hereof;

	TOGETHER WITH all proceeds of the foregoing including without limitation all judgments, awards of damages and settlements hereafter made resulting from condemnation proceeds or the taking of the Mortgaged Premises and/or the Improvements or any portion thereof under the power of eminent domain, any proceeds of any policies of insurance maintained with respect to the Mortgaged Premises and/or the Improvements or proceeds of any sale, option or contract to sell the Mortgaged Premises and/or the Improvements or any portion thereof or any franchise agreement relating thereto; and Mortgagor hereby authorizes, directs and empowers Mortgagee, at its option, on behalf of Mortgagor, or the successors or assigns of
	Mortgagor, to adjust, compromise, claim, collect and receive such proceeds, to give proper receipts and acquittances therefor, and, after deducting expenses of collection, to apply the net proceeds as a credit upon any portion, as selected by Mortgagee, of the Indebtedness Hereby Secured, notwithstanding the fact that the same may not then be due and payable or that the Indebtedness Hereby Secured is otherwise adequately secured; and

	TOGETHER WITH all right, title, and interest of Mortgagor in and to all executory contracts affecting the ownership, possession, operation, control and services furnished to the Mortgaged Premises or any part thereof
(collectively, the "Contracts"), provided, however, that permission is hereby given to Mortgagor so long as no Event of Default has occurred to exercise the rights and powers under the Contracts and to enjoy the benefits thereunder;

	TO HAVE AND TO HOLD the same, unto Mortgagee, its successors and assigns, forever, for the purposes and upon the uses herein set forth, together with all right to possession of the Mortgaged Premises after the occurrence of any Event of Default;

	PROVIDED, NEVERTHELESS, that if Mortgagor shall pay in full when due the Indebtedness Hereby Secured and shall duly and timely perform and observe all of the terms, provisions, covenants and agreements herein and in the Note and the other Loan Documents provided to be performed and observed by Mortgagor, then the Mortgage and the estate, right and interest of Mortgagee in the Mortgaged Premises shall cease and become void and of no effect.

MORTGAGOR FURTHER COVENANTS AND AGREES AS FOLLOWS:


	1. Payment of Indebtedness and Performance of
Covenants. Mortgagor shall (a) pay when due the Indebtedness Hereby Secured; and (b) duly and punctually perform and observe all of the terms, provisions, conditions, covenants and agreements on Mortgagor's part to be performed or observed as provided in the Note, this Mortgage, and the other Loan Documents.

	2. Representation of Title. At the time of the delivery of these presents, Mortgagor owns record, fee simple absolute title to the portion of the Mortgaged
Premises which constitutes real property and Mortgagor owns good title to the portion of the Mortgaged Premises which constitutes personal property, subject only to the prior mortgage from the Mortgagor to Primary Bank dated as of August 29, 1996 to secure the payment of One Million Five
Hundred Thousand Dollars ($1,500,000.00) and recorded in the Rockingham Registry of Deeds in Book 3174, Page 188
(the "Prior Mortgage") and to matters set forth in EXHIBIT
B attached hereto and hereby made a part hereof and any additional matters approved in writing by Mortgagee; and has good right, full power and lawful authority to convey and mortgage and grant a security interest in the same, in the manner and form aforesaid; that, except as set forth on EXHIBIT B hereto or consented to in writing by Mortgagee, the same is free and clear of all liens, charges, easements, covenants, conditions, restrictions and encumbrances whatsoever, including, as to the personal property and fixtures, security agreements, conditional sales contracts and anything of a similar nature; and that Mortgagor shall and will warrant and forever defend the title to the Mortgaged Premises against the claims of all persons whatsoever claiming by, through or under Mortgagor.

	3. Maintenance, Repair, Compliance with Law, Use.
Mortgagor shall (a) promptly repair, restore, replace or rebuild (pursuant to plans and specifications approved by Mortgagee) any portion of the Improvements which may become damaged or be destroyed to be of at least equal value and of substantially the same character as prior to such damage or destruction (whether or not proceeds of insurance are available or sufficient for that purpose, unless the reason any such proceeds are not available is that Mortgagee has applied such proceeds to reduce the Indebtedness Hereby
Secured, as contemplated by subparagraph 10(b)(i) hereof, and in such event Mortgagor shall be relieved of its restoration obligation to the extent of the restoration of that part of the Improvements damaged by the hazard with respect to which insurance proceeds are received and applied by Mortgagee as aforesaid, except to the extent required to provide adequate safety and security to the remaining portions of the Improvements); (b) keep the Mortgaged Premises in good condition and repair, free from waste; (c) pay all operating costs of the Mortgaged
Premises; (d) complete, within a reasonable time, any building or buildings or other Improvements now or at any time in the process of erection upon the Mortgaged
Premises; (e) comply with all requirements of statutes, ordinances, rules, regulations, orders, decrees and other requirements of law relating to the Mortgaged
Premises or any part thereof by any federal, state or local authority; (f) refrain from any action and correct any condition which would increase the risk of fire or other hazard to the Improvements or any portion thereof; (g) comply with any restrictions and covenants of record with respect to the Mortgaged Premises and the use thereof, and observe and comply with any conditions and requirements necessary to preserve and extend any and all rights, licenses, permits (including without limitation zoning variances, special exceptions and nonconforming uses), privileges, franchises and concessions that are applicable to the Mortgaged Premises or its use and occupancy; and (h) cause the Mortgaged premises to be managed in a competent and professional manner. Without the prior written consent of Mortgagee, Mortgagor shall not cause, or effect (t) any material alterations of the mortgaged Premises or the Improvements (including without limitation, landscaped and recreation areas and underground on-site paved parking areas and parking pavilion and/or structures) except as required by law or ordinance or except as permitted or required to be made by the terms of any Leases approved by Mortgagee; (u) any change in the intended use or occupancy of the Mortgaged Premises for which the Improvements have been constructed including, without limitation, any change which would increase any fire or other hazard; (v) any zoning reclassification with respect to the Mortgaged
Premises; (w) any unlawful use of, or nuisance to exist upon, the Mortgaged Premises; (x) any granting of any easements, licenses, covenants, conditions or declarations of use against the Mortgaged Premises, other than use restrictions contained or provided for in Leases approved by Mortgagee; or (y) any buildings or additions to any existing buildings or other structures to be erected on the Mortgaged Premises.

       4. Liens.

	A. Prohibition. Subject to the provisions of Paragraph 5 hereof respecting Taxes (as hereinafter defined), Mortgagor shall not create or suffer or permit any mortgage, lien, charge or encumbrance to attach to or be filed against the Mortgaged Premises, whether such lien or encumbrance is inferior, at parity with or superior to the lien of this Mortgage, including mechanic's liens, materialmen's liens, or other claims for lien made by parties claiming to have provided labor or material with respect to the Mortgaged Premises (collectively, "Mechanic's Liens") and excepting only the lien of real estate taxes and assessments not due or delinquent, the liens and encumbrances set forth on EXHIBIT B hereto and any liens and encumbrances of Mortgagee pursuant to this Mortgage and the other Loan Documents.

	B. Contest of Mechanic's Liens Claims.
Notwithstanding the foregoing prohibition against
Mechanic's Liens, Mortgagor, or any party obligated to Mortgagor to do so, may in good faith and with due diligence contest the validity or amount of any Mechanic's
Lien and defer payment and discharge thereof during the pendency of such contest, provided that: (i) such contest shall have the effect of preventing the sale or forfeiture of the Mortgaged Premises or any part thereof, or any interest therein, to satisfy such Mechanic's Lien; (ii) within ten (10) days after Mortgagor has been notified of the filing of such Mechanic's Lien, Mortgagor shall have notified Mortgagee in writing of Mortgagor's intention to contest such Mechanic's Lien or to cause such other party to contest such Mechanic's Lien; and (iii) Mortgagor either shall have obtained a title insurance endorsement over such Mechanic's Liens insuring Mortgagee against loss or damage by reason of the existence of such Mechanic's Liens or, at the option of Mortgagee, Mortgagor shall have deposited or caused to be deposited with Mortgagee at such place as Mortgagee may from time to time in writing appoint, and in the absence of such appointment, then at the place of payment designated in the Note, a sum of money which shall be sufficient in the reasonable judgment of Mortgagee to pay in full such Mechanic's Lien and all interest which might become due thereon, and shall keep on deposit an amount so sufficient at all times, increasing such amount to cover additional interest whenever, in the judgment of Mortgagee, such increase is advisable. Such deposits are to be held without any allowance of interest. If Mortgagor shall fail to maintain or cause to be maintained sufficient funds on deposit as hereinabove provided, shall fail to prosecute such contest or cause such contest to be prosecuted with due diligence or shall fail to pay or cause to be paid the amount of the Mechanic's Lien plus any interest finally determined to be due upon the conclusion of such contest, to the extent such amount exceeds the amount on deposit with Mortgagee, Mortgagee may, at its option, apply the money as deposited in payment of or on account of such Mechanic's Lien, or that part thereof then unpaid, together with all interest thereon. If the amount of money so deposited shall be insufficient for the payment in full of such Mechanic's
Lien, together with all interest thereon, Mortgagor shall forthwith, upon demand, deposit with Mortgagee a sum which, when added to the funds then on deposit, shall be sufficient to make such payment in full. If the contest of the Mechanic's Lien claim is ultimately resolved in favor of the claimant, Mortgagee shall apply the money so deposited in full payment of such Mechanic's Lien or that part thereof then unpaid, together with all interest thereon (provided Mortgagor is not then in default hereunder) when furnished with evidence satisfactory to Mortgagee of the amount of payment to be made. Any surplus remaining in the control of Mortgagee shall be paid to Mortgagor, provided Mortgagor is not then in default hereunder.

	5. Taxes.


	A. Payment. Mortgagor shall pay or cause to be paid when due and before any penalty attaches, all general and special taxes, assessments, water charges, sewer charges, and other fees, taxes, charges and assessments of every kind and nature whatsoever levied or assessed against the Mortgaged Premises or any part thereof or any interest therein or any obligation or instrument secured hereby, and all installments thereof (collectively, "Taxes"), whether or not assessed against Mortgagor, and, upon request, Mortgagor shall furnish to Mortgagee receipts therefor as soon as reasonably possible, but in any event within thirty
(30) days after the date the same are due; and shall discharge any claim or lien relating to Taxes upon the Mortgaged Premises, other than matters expressly permitted by the terms hereof. Mortgagor hereby covenants and agrees that no owner of the Mortgaged Premises shall be entitled to any credit by reason of the payment of any Taxes thereon. In no event shall Mortgagor be considered in default of this Section 5.A. if Mortgagor has timely made all Required Deposits under subsection 9(a) hereof and is at such time entitled to have the Taxes paid pursuant to the first sentence of subsection 9(b) hereof.

	B. Contest. Mortgagor may, in good faith and with due diligence, contest or cause to be contested the validity or amount of any such Taxes, provided that:

	(a) such contest shall have the effect of preventing the collection of the Taxes so contested and the sale or forfeiture of the Mortgaged Premises or any part thereof or interest therein to satisfy the same;

	(b) Mortgagor has notified Mortgagee in writing of the intention of Mortgagor to contest the same or to cause the same to be contested before any Tax has been increased by any interest, penalties, or costs; and

	(c) Mortgagor has deposited or caused to be deposited with Mortgagee, at such place as Mortgagee may from time to time in writing designate, a sum of money (or other security acceptable to Mortgagee) that, when added to the monies or other security, if any, deposited with Mortgagee pursuant to Paragraph 9 hereof, is sufficient, in Mortgagee's reasonable judgment, to pay in full, or provide for payment in full of, such contested Tax and all penalties and interest that might become due thereon, and shall keep on deposit an amount or other security sufficient, in Mortgagee's reasonable judgment, to pay in full, or provide for payment in full of, such contested
Tax, increasing such amount or other security to cover additional penalties and interest whenever, in Mortgagee's judgment, such increase is advisable.

If Mortgagor fails to prosecute such contest with due diligence or fails to maintain sufficient funds or security on deposit as hereinabove provided, Mortgagee may, at its.
option, within ten (10) days following Mortgagee's written notice to Mortgagor (or such shorter period of time necessary in Mortgagee's reasonable opinion to prevent the collection of Taxes or the sale or forfeiture of the Mortgaged Premises or any part thereof or interest therein), apply the monies and liquidate any securities deposited with Mortgagee, in payment of, or on account of, such Taxes, or any portion thereof then unpaid, including all penalties and interest thereon. If the amount of the money and any such security so deposited is insufficient for the payment in full of such Taxes, together with all penalties and interest therein, Mortgagor shall forthwith, upon demand, either deposit with Mortgagee a sum that, when added to such funds then on deposit, is sufficient to make such payment in full, or, if Mortgagee has applied funds on deposit on account of such Taxes, restore such deposit to an amount satisfactory to Mortgagee. Provided that if an Event of Default has not occurred, Mortgagee shall, if so requested in writing by Mortgagor, after final disposition of such contest and upon Mortgagor's delivery to Mortgagee of an official bill for such Taxes, apply the money or security so deposited in full payment of such Taxes or that part thereof then unpaid, together with all penalties and interest thereon and return any excess to Mortgagor, unless
Mortgagor has paid all such Taxes, together with all penalties and interest thereon, and has provided Mortgagee with evidence reasonably satisfactory to Mortgagee of such payment, in which event Mortgagee shall return such money or security to Mortgagor. All money held by Mortgagee pursuant to this Paragraph 5.B. shall be held without any allowance of interest thereon.

	6. Prior Mortgage. This Mortgage is a second mortgage subject and subordinate to only the Prior Mortgage but not to any modification, extension, replacement, or renewal thereof and only to the amounts from time to time remaining unpaid thereon.

	The Mortgagor hereby represents, warrants, covenants and agrees that:

(a)	This Mortgage is lawfully executed and delivered in
conformity with the Prior Mortgage.

	(b) 	The Mortgagor will promptly pay, when due and
payable, the interest, installments of principal,
and all other sums and charges mentioned in and
made 	payable by the Prior Mortgage.

	(c)	 	The Mortgagor will promptly perform and observe
all of the terms, covenants, and conditions required to be performed and observed by the Mortgagor under the Prior Mortgage, within the periods (exclusive of grace periods) provided in the Prior Mortgage, and will do all things necessary to preserve and to keep the Prior
          Mortgage free from default.

  (d) 	The Mortgagor will promptly notify the Mortgagee
in writing of any default by the Mortgagor in the performance or observance of any of the terms, covenants or conditions on the part of the Mortgagor to be performed under the Prior
	Mortgage.

	(e) 		The Mortgagor will (i) promptly notify the
Mortgagee in writing of the receipt by
the Mortgagor of any notice (other than notices customarily sent on a regular periodic basis) from the Mortgagee under the Prior Mortgage and of any notice claiming default by the Mortgagor in the performance or observance of any of the terms, covenants or conditions on the part of the Mortgagor to be performed or observed under the Prior Mortgage, and (ii) promptly cause a copy of each such notice received by the Mortgagor from the Mortgagee under the Prior Mortgage to be delivered to the Mortgagee.

	(f) 		The Mortgagor will not, without the prior written
consent of the Mortgagee, enter into any agreement or accept the benefit of any arrangement whereby the holder of the Prior
Mortgage waives, postpones, extends, reduces or modifies the payment of any installment of principal or interest or any other item or amount now required to be paid under the terms of the Prior Mortgage or modifies any provision thereof.

  (g) The Mortgagor will, within ten (10) days after written demand from the Mortgagee, use its best efforts to obtain from the Mortgagee under the Prior Mortgage and deliver to the Mortgagee a certificate stating that such Prior Mortgage is in full force and effect, is unmodified, that no notice of default thereunder has been served on the Mortgagor thereunder and stating whether or not there are any defaults thereunder, and specifying the nature of such defaults, if any.

  (h)	 	The Mortgagor will furnish to the Mortgagee,
upon demand, proof of payment-of all items
which are required to be paid by the Mortgagor
pursuant to the Prior 	Mortgage and proof of
payment of which is required to be given to the Mortgagee under the Prior Mortgage.

  (i)	The Mortgagor shall execute and deliver, on
request of the Mortgagee, such instruments as the Mortgagee may deem useful or required to permit the Mortgagee to cure any default under the Prior Mortgage or permit the Mortgagee to take such other action as the Mortgagee considers desirable to cure or remedy the matter in default and preserve the interest of the Mortgagee in the Mortgage Property.

  (j)	 	If Mortgagor shall default in making any
required payment required under the
Prior Mortgage including, without limitation, payments of principal and/or interest,
Mortgagor shall have the right to advance the funds necessary to cure such default and all funds so advanced by Mortgagee together with interest thereon at the Default Rate shall be due together with the interest and principal,
	due under the Note secured by this Mortgage.

  (k)	 	At the request of the Mortgagee, Mortgagor
agrees to pay Mortgagee any sums required to be
paid to the holder of the Prior Mortgage at
least ten (10) days prior to the last day under
the Prior Mortgage that such payments may be
made without	constituting a default thereunder
and Mortgagee agrees to promptly remit such sums so paid to Mortgagee by Mortgagor to the holder of the Prior Mortgage in payment of such sums due under such mortgage.

  (l)	It shall be deemed an Event of Default under
this Mortgage if the Mortgagor fails to make any payment due under the Prior Mortgage including, without limitation, any installment of principal or interest due under the Prior
Mortgage, when due, or if the Mortgagor fails to keep, observe, or perform any of the other covenants, conditions or agreements contained in the Prior Mortgage or if the Mortgagor fails to repay to the Mortgagee on demand any amount which the Mortgagee may have paid on the Prior
Mortgage with interest thereon; or any suit to foreclose the Prior Mortgage should be commenced.

	To the extent the particular obligations imposed upon the Mortgagor by section 9 are also required of Mortgagor under the Prior Mortgage, these obligations shall be deemed fulfilled so long as Mortgagor compiles with the requirements of the Prior Mortgage.

7.	Insurance Coverage.

	A. Mortgagor will insure the Mortgaged Premises against such perils and hazards, and in such amounts and with such limits, as Mortgagee may from time to time require, and in any event will continuously maintain the following described policies of insurance without cost to Mortgagee (the
"Insurance Policies"):

       i.	property insurance against loss and damage
by risk of physical loss or damage,
including fire, lightening, sprinkler
leakage, windstorm, hail, explosion,
aircraft, vandalism and other risks
covered by the so-called extended coverage
endorsement covering the Mortgaged
Premises at the replacement cost of the
Improvements thereon provided that such
amount 	must be sufficient to prevent
Mortgagor from becoming a co-insurer under
	such policies and naming Mortgagee as loss payee;

       ii.		commercial general liability insurance
against any loss, liability or damage on, about, or relating to the Mortgaged
Premises including death or injury subject to combined single limits per occurrence of not less than One Million Dollars
($1,000,000) including a waiver of
subrogation clause, with a broad form
coverage endorsement and naming the
	Mortgagee, its successors and assigns, as their interests may appear as
	additional insured;

iii.	insurance of the type necessary to insure
such other risks and in such other amounts as Mortgagee may reasonably require; and

iv.	    such other types and amounts of coverage as
are customarily (x) maintained by owners or operators of like properties, or (y) reasonably required by sophisticated institutional lenders in like transactions.

	B. In addition to the Insurance Policies, in the event that Mortgagor has not paid on or before September
30, 1998 the Indebtedness Hereby Secured in full, Mortgagor shall deliver to Mortgagee no later than. 5:00 P.M. on September 30, 1998, an environmental impairment or risk insurance policy (the "Environmental Insurance") in form acceptable to the Mortgagee in the exercise of its sole discretion, but which at a minimum shall:

i.	be issued by an insurer rated A+ or higher by
      Best's and which has a financial class of 15
      Higher;

ii.	name Mortgagee as an insured under a secured
creditor or provide equivalent coverage
protecting Mortgagee as a secured lender, and which insures against losses associated with all known and unknown conditions existing at the Mortgaged Premises on or after September
30, 1998;

       iii.  have total aggregate coverage of at least Two
      Million Dollars ($2,000,000), a term of no Less than five (5) years, and a deductible no Greater then Fifty Thousand Dollars ($50,000);
      and

iv.	be effective as of September 30, 1998.

	From and after September 30, 1998, the Environmental Insurance shall be included within the definition of Insurance Policies above. Notwithstanding anything else in this Mortgage or the Note to the contrary, the failure of the Mortgagor to comply with the obligations of this
Section 7(B) shall constitute an immediate Event of Default, without any grace period or notice. In addition, Mortgagor shall be entitled to exercise all of its other rights and remedies under the Note, this Mortgage and the other Loan Documents, including without limitation, its rights under Section 8 hereof.

	8. Insurance Policies. All Insurance Policies shall be in form, companies and amounts satisfactory to Mortgagee from time to time. Unless otherwise expressly agreed to by Mortgagee, an insurance company shall not be satisfactory unless such insurance company is licensed in the State of New Hampshire and has actively been in business for at least five (5) years; (c) if it is a mutual company, is a nonassessable company; and (d) does not provide insurance on any one building in excess of Ten Percent (10%) of its policyholders' surplus (including capital). All Insurance
Policies insuring against casualty and other appropriate policies shall include non-contributing mortgagee endorsements in favor of and with loss payable to Mortgagee, and all Insurance Policies insuring against liability shall name the Mortgagee as additional insured thereunder; all Insurance Policies shall include, as well, standard waiver of subrogation endorsements, and shall provide that the coverage shall not be terminated or materially modified, nor a risk materially changed without twenty (20) days' advance written notice to Mortgagee and shall provide that no claims shall be paid thereunder without ten (10) days' advance written notice to Mortgagee.
If a blanket policy is issued, a certified copy of said policy shall be furnished, together with a certificate indicating that Mortgagee is an additional insured under such policy in the designated amount. Mortgagor will deliver all Insurance Policies to Mortgagee and, in case of Insurance Policies about to expire, Mortgagor will deliver renewal or replacement policies not less than thirty (30) days prior to the date of expiration. The requirements of the preceding sentence shall apply to any separate policies of insurance taken out by Mortgagor concurrent in form or contributing in the event of loss with the Insurance
Policies. If any such insurance policy is not so delivered to Mortgagee, or in the event any such insurance policy is canceled, whether or not Mortgagee has the policy in its possession, and no reinstatement or replacement policy is received prior to termination of insurance, Mortgagee, without notice to or demand upon Mortgagor, may (but shall not be obligated to) obtain such insurance with such company as Mortgagee may deem satisfactory, and pay the premium therefor, and the amount of any premium so paid shall be charged to and promptly paid by Mortgagor or at the option of the Mortgagee, may be added to the Indebtedness Hereby Secured.

	9. Deposits for Taxes and Insurance Premiums. Upon and during the occurrence and continuation of an Event of Default, in order to assure the payment of Taxes and Premiums payable with respect total Insurance Policies
("Premiums") as and when the same shall become due and payable:

(a)	 Mortgagor shall deposit with Mortgagee on the
first business day of each and every month, an amount equal to one-twelfth (1/12) of the Taxes and, if required by Mortgagee, Premiums, (to become due) upon the Mortgaged
Premises between one and thirteen months after the date of such deposit; provided that in the case of the first such deposit, there shall be deposited in addition an amount which, when added to the aggregate amount of monthly deposits to be made hereunder with respect to Taxes, and if required by Mortgagee, Premiums, to become due and payable within thirteen months after such first deposit, will provide (without interest) a sufficient fund to pay such amounts, one month prior to the date when they are due and payable. The amounts of such deposits (herein generally called "Required Deposits") shall be based upon Mortgagee's estimate as to the amount of Taxes and, if required to be so collected, Premiums. Mortgagor shall promptly, upon the demand of Mortgagee, make additional Required Deposits as Mortgagee may from time to time require due to (i) failure of Mortgagee to require, or failure of Mortgagor to make, Required Deposits in previous months, (ii) underestimation of the amounts of Taxes and/or Premiums (if so required),
(iii) the particular due dates and amounts of Taxes and/or
Premiums (if so required), or (iv) application of the Required Deposits pursuant to Paragraph 9(c) hereof. The preceding sentence is not intended and shall not be construed to constitute a waiver of an Event of Default occurring by virtue of Mortgagor's breach of its obligations to fund Required Deposits set forth above in this subparagraph 9(a). All Required Deposits shall be held in one or more interest-bearing accounts, with interest thereon being paid to Mortgagor annually on the anniversary date hereof, provided that there does not then exist any Event of Default (or circumstances which whether with the giving of notice, the passage of time, or both, might ripen into an Event of Default).

	(b) Subject to the succeeding clause (c), Mortgagee will, out of the Required Deposits, upon the presentation to Mortgagee by Mortgagor of the bills therefor, pay the Taxes and, if amounts for Premiums have been collected, the Premiums. If the total Required
Deposits on hand shall not be sufficient to pay all of the Taxes and Premiums, if such Premiums are to be paid from the Deposits, when the same shall become due, then
Mortgagor shall pay to Mortgagee on demand the amount necessary to make up the deficiency.

	(c) Upon the occurrence of an Event of Default, Mortgagee may, at its option, without being required to do so, apply any Required Deposits on hand to any of the Indebtedness Hereby Secured, in such order and manner as Mortgagee may elect. When the Indebtedness Hereby Secured has been fully paid, any remaining Required Deposits shall be paid to Mortgagor or to the party legally entitled thereto. All Required Deposits are hereby pledged as additional security for the Indebtedness Hereby Secured, and shall be held by Mortgagee irrevocably to be applied for the purposes for which made as herein provided, and shall not be subject to the direction or control of Mortgagor.

	(d) Notwithstanding anything herein to the contrary, Mortgagee, or its successors and assigns, shall not be liable for any failure to apply the Required Deposits unless Mortgagor, while there exists no Event of Default
(or circumstances which, whether with the giving of notice, the passage of time, or otherwise, would constitute an Event of Default), shall have requested Mortgagee in writing to make application of such Required Deposits on hand to the payment of the Taxes or, if amounts for Premiums have been collected, the Premiums, for the payment of which such Required Deposits were made, accompanied by the bills therefor.

	(e) The provisions of this Mortgage are for the benefit of Mortgagor and Mortgagee alone. No provision of this Mortgage shall be construed as creating in any party other than the Mortgagor and Mortgagee, any rights in and to the Required Deposits or any rights to have the Required
Deposits applied to payment of Taxes and Premiums.
Mortgagee shall have no obligation or duty to any third party to collect Required Deposits.

	10. Proceeds of Insurance. Mortgagor will give
Mortgagee prompt notice of any loss or damage to the Mortgaged Premises, and;

	(a) In case of loss or damage in excess of Twenty-Five Thousand Dollars ($25,000.00) covered by any of the Insurance Policies, Mortgagee (or, after entry of decree of foreclosure, the purchaser at the foreclosure sale or decree creditor, as the case may be) is hereby authorized at its option either (i) to settle and adjust any claim under such Insurance Policies without the consent of Mortgagor or (ii) allow Mortgagor to settle and adjust such claim without the consent of Mortgagee; provided that in either case Mortgagee shall, and is hereby authorized to, collect and receipt for any such insurance proceeds;
and the expenses incurred by Mortgagee in the adjustment and collection of insurance proceeds shall be so much additional Indebtedness Hereby Secured, and shall be reimbursed to Mortgagee upon demand or, in the event and to the extent sufficient proceeds are available, shall be deducted by Mortgagee from said insurance proceeds prior to any other application thereof. Each insurance company which has issued an Insurance Policy is hereby authorized and directed to make payment for all losses covered by an Insurance Policy to Mortgagee alone, and not to Mortgagee and Mortgagor jointly;

	(b) Mortgagee shall have the option (which, subject to the provisions of Paragraph 11 below, shall be exercisable by Mortgagee in its sole discretion) to apply the proceeds of Insurance Policies consequent upon any casualty in excess of Twenty-Five Thousand Dollars
($25,000.00) either (i) to reduce the Indebtedness Hereby
Secured; or (ii) to reimburse Mortgagor for the cost of restoring, repairing, replacing or rebuilding the loss or damage of the casualty, subject to such conditions as Mortgagee may reasonably impose (which, in any event, and without limitation will include the provisions and conditions set forth in Paragraph 11 hereof). If Mortgagee elects to apply the proceeds of Insurance Policies to the Indebtedness Hereby Secured and such proceeds do not discharge that indebtedness in full at Mortgagee's option, the entire Indebtedness Hereby

Secured shall become immediately due and payable with interest thereon at the Default Rate (as defined in the Note).

	(c) Whether or not insurance proceeds are available or sufficient for such purpose (unless the reason any such proceeds are not available is that Mortgagee has applied such proceeds to reduce the Indebtedness Hereby
Secured, as contemplated by subparagraph 10(b)(i), or the proceeds have been applied to reduce the indebtedness secured by the Prior Mortgage and in such event Mortgagor shall be relieved of its restoration obligation to the extent of restoration of that part of the Improvements damaged by the hazard with respect to which insurance proceeds are received and applied by Mortgagee as aforesaid, except to the extent required to provide adequate safety and security to the remaining portions of the Improvements), Mortgagor hereby covenants to restore, repair, replace or rebuild the Improvements, to be of at least equal value, and of substantially the same character as prior to such loss or damage (herein, "Restoring"), all to be effected in accordance with plans, specifications and procedures to be first submitted to and approved by Mortgagee, and Mortgagor shall pay all costs of such restoring, repairing, replacing or rebuilding.

	(d) Any portion of the insurance proceeds remaining after payment in full of the Indebtedness Hereby
Secured shall be paid to Mortgagor or as ordered by a court of competent jurisdiction.

	(e) No interest shall be payable by Mortgagee on account of any insurance proceeds at any time held by Mortgagee.

	(f) In the event of foreclosure of the Mortgage or other transfer or title to the Mortgaged Premises in extinguishment of the Indebtedness Hereby Secured, all right, title and interest of Mortgagor in and to any insurance policies then in force shall pass to the purchaser of the Mortgaged Premises in foreclosure or the grantee of a deed in lieu of foreclosure, and Mortgagor hereby appoints Mortgagee its attorney-in-fact, in Mortgagor's name, to assign and transfer all such policies and proceeds to such purchaser or grantee.

	11. Non-Exclusive Conditions to Disbursement of
Insurance Proceeds. A. In the event Mortgagee shall elect to make the proceeds of hazard insurance available for restoration of the Improvements, or that part thereof, damaged by fire or other casualty with respect to which
	insurance is paid, the following non-exclusive conditions shall apply:

(i)	 the insurance proceeds must be sufficient,
in the reasonable judgment of Mortgagee, to pay for the repair or restoration of the damaged portion of the Improvements (or if determined to be insufficient, Mortgagor must deposit with Mortgagee an amount that is, in Mortgagee's reasonable judgment, sufficient) and any such repair or restoration may be effected in compliance with applicable laws and regulations
(including, without
limitation, zoning and similar laws and
regulations respecting dimensional
	and use requirements);

(ii)	Mortgagor establishes to the reasonable
satisfaction of Mortgagee, on the basis of certifications from engineers and architects acceptable to Mortgagee, that repair and restoration can be completed prior to the Maturity Date;

(iii)	at all times there shall exist no Event of
Default;

	(iv) 	all Leases shall be and remain in full
force and effect upon and following
the occurrence of such casualty, and the Mortgagor shall not be in default under the terms thereof;

	(v) 	following the Mortgagee's request, the
Mortgagor shall execute and deliver to
Mortgagee such instruments as Mortgagee
reasonably deems necessary and appropriate
in respect of the restoration and repair of
the 	Improvements within ten (10) days
following Mortgagee's request for 	same;

	(vi)	the Mortgagor shall complete the restoration
and repair of the Improvements to the
Mortgagee's satisfaction, not later than one
(1) year from the date of the occurrence of such damage or destruction; and

	(vii)	Mortgagor shall establish to the reasonable
satisfaction of Mortgagee that, upon full performance and completion of such restoration and repair, the Improvements shall be restored to an architectural unit comparable to and not less valuable than that which existed prior to such fire or other casualty.

	B. In the event Mortgagor shall elect to make available the proceeds of Insurance Policies consequent upon any casualty to the cost of Restoring as aforesaid, such insurance proceeds held by Mortgagee for Restoring of the Mortgaged Premises shall be disbursed from time to time upon Mortgagee being furnished with (i) evidence reasonably satisfactory to it of the estimated cost of completion of the Restoring, (ii) funds (or assurance satisfactory to Mortgagee that such funds are available) sufficient in addition to the proceeds of insurance, to complete and fully pay for the completion of the Restoring, and (iii) such architect's certificates, waivers of lien, contractor's sworn statements, title insurance endorsements, plats of survey and such other evidences of cost, payment and performance as Mortgagee may reasonably require and approve; and Mortgagee, in any event, may require that all plans and specifications for such Restoring be submitted to and approved by Mortgagee prior to commencement of work. No payment made prior to the final completion of the Restoring shall exceed ninety percent
(90%) of the value of the work performed from time to time, as such value shall be determined by Mortgagee in its sole and exclusive judgment; funds other than proceeds of insurance shall be disbursed prior to disbursement of such proceeds, except as may otherwise be provided herein; and at all times the undisbursed balance of such proceeds remaining in the hands of Mortgagee, together with funds deposited or irrevocably committed to the satisfaction of Mortgagee by or on behalf of Mortgagor to pay the cost of completion of the Restoring, shall be at least sufficient in the reasonable judgment of Mortgagee to pay the entire unpaid cost of the completion of the Restoring, free and clear of all liens or claims for lien. Disbursements of proceeds shall be made on a construction loan basis, and shall be upon such additional conditions as Mortgagee may reasonably impose.
Subject to the next succeeding sentence, any surplus which may remain out of insurance proceeds held by Mortgagee after payment of such costs of Restoring shall be paid to Mortgagor. If there is or has occurred an Event of Default while Mortgagee is holding funds for Restoring, Mortgagee may at its sole option apply such funds against the Indebtedness Hereby Secured, in such order of manner as Mortgagee may elect. No interest shall be allowed to Mortgagor on account of any proceeds of insurance or other funds held by Mortgagee.

	C. Mortgagee agrees that upon the conditions that:
(i) so long as no Event of Default has occurred, and no facts or circumstances exist that with the passage of time or the giving of notice, or both, would constitute an Event of Default, and (ii) the cost of restoring shall not exceed, in the aggregate, Twenty-Five Thousand Dollars
($25,000.00), Mortgagee agrees to make the proceeds available for restoration in accordance with the terms and conditions set forth above. Specification in this Paragraph
11 of the non-exclusive conditions which Mortgagee may impose in connection with disbursement of proceeds is not intended, and shall not be construed, to derogate from the parties' agreement (set forth in subparagraph 10(b) hereof) that, except as expressly set forth in this Paragraph 11.C, Mortgagee shall in its sole discretion have the right to determine whether to proceed under 10(b)(i) hereof as opposed to 10(b)(ii) hereof.

	12. Condemnation and Eminent Domain. Any and all awards (the "Awards") heretofore or hereafter made or to be made to the present, or any subsequent, owner of the Mortgaged Premises, by any governmental or other lawful authority for the taking by condemnation or eminent domain, of all or any part of the Mortgaged Premises (including any award from the United States government at any time after the allowance of a claim therefor, the ascertainment of the amount thereto, and the issuance of a warrant for payment thereof), or the proceeds from a sale in lieu of such condemnation or eminent domain are hereby assigned by Mortgagor to Mortgagee, which Awards Mortgagee is hereby authorized to collect and receive from the condemnation authorities, and Mortgagee is hereby authorized to give appropriate receipts and acquittances therefor. Mortgagor shall give Mortgagee immediate notice of the actual or threatened commencement of any condemnation or eminent domain proceedings affecting all or any part of the Mortgaged Premises and shall deliver to Mortgagee copies of any and all papers served in connection with any such proceedings. Mortgagor further agrees to make, execute, and deliver to Mortgagee, at any time upon request, free, clear and discharged of any encumbrance of any kind whatsoever, any and all further assignments and other instruments deemed reasonably necessary by Mortgagee for the purpose of validly and sufficiently assigning all Awards and other compensation heretofore and hereafter made to Mortgagor for any taking, either permanent or temporary, under any such proceeding. If any portion of or interest in the Mortgaged
Premises is taken by condemnation or eminent domain, either temporarily or permanently, and the remaining portion of the Mortgaged
Premises is not, in the reasonable judgment of Mortgagee, an architectural and economic unit of the same character and not less valuable than the same was prior to the taking, then, at the option of Mortgagee, the entire
Indebtedness Hereby Secured shall immediately become due and payable. After deducting from the Award for such taking all of its expenses incurred in the collection and administration of the Award, including reasonable attorney's fees, Mortgagee shall be entitled to apply the net proceeds toward repayment of such portion of the Indebtedness Hereby Secured as it deems appropriate without affecting the lien of this Mortgage. In the event of any partial taking of the Mortgaged Premises or any interest in the Mortgaged Premises which in the judgment of Mortgagee leaves the Mortgaged Premises as an architectural and economic unit of the same character and not less valuable than the same was prior to the taking, and provided no Event of Default has occurred, the Award shall be applied to reimburse Mortgagor for the cost of restoration and rebuilding the Mortgaged Premises in accordance with plans, specifications and procedures which must be submitted to and approved by Mortgagee, and such Award shall be disbursed in the same manner as is provided in Paragraph
11.B hereof for the application of insurance proceeds, provided that any surplus after payment of such costs shall be applied on account of the Indebtedness Hereby Secured.
If the Award is not applied for reimbursement of such restoration costs, the Award shall be applied against the Indebtedness Hereby Secured, in such order or manner as Mortgagee shall elect.

	13. Assignment of Leases and Rents.

	A. Mortgagor hereby absolutely and presently sells, assigns and transfers unto Mortgagee all of the rents, royalties, issues, profits, revenue, income and other benefits from the Mortgaged Premises (collectively the "Revenues") and all of the rents, leases, issues and profits now due and which may hereafter become due under or by virtue of any Leases which may have been heretofore or may be hereafter made or agreed to by Mortgagor or the agents of the Mortgagor or which may be made or agreed to by Mortgagee under the powers herein granted, it being the intention hereby to establish an absolute transfer and assignment of all such Revenues and Leases to Mortgagee and not merely the granting of a security interest. Subject to the foregoing and to the remaining provisions of this Paragraph 13, Mortgagee hereby grants to Mortgagor a revocable license to collect and retain the Revenues. In any event, upon the occurrence of an Event of Default, the license to Mortgagor from Mortgagee contemplated by this Agreement shall terminate automatically and thereafter
Mortgagee shall be entitled to take possession of the Mortgaged Premises, and subject to the effect of any Leases, remove all persons therefrom and rent the Mortgaged
Premises for Mortgagor's account and employ such agents and attorneys as may be necessary with respect thereto.
Likewise, upon the occurrence of an Event of Default, and without any requirement that notice first be given to Mortgagor, Mortgagee shall be entitled to the immediate appointment of a receiver of the Mortgaged Premises, without regard to the value of the Mortgaged Premises or the solvency of any person or persons primarily or contingently liable for the payment of the Indebtedness
Hereby Secured, whether or not Mortgagee has an adequate remedy at law and whether or not Mortgagor has committed fraud or waste; and upon any such Event of Default, whether or not a receiver has been sought or appointed, Mortgagee may collect all Revenues, and apply the Revenues so collected in their entirety to the extent of the Indebtedness Secured Hereby, after deducting Mortgagee's costs and expenses of collection of such Revenues
(including, without limitation, attorneys' fees and the costs and expenses of litigation). Upon payment in full and satisfaction of the Indebtedness Hereby Secured, this assignment of Revenues shall terminate automatically.
Mortgagor hereby irrevocably appoints Mortgagee its agent in its name and stead (with or without taking possession of the Mortgaged Premises as provided in Paragraph 20 hereof) to rent, lease or let all or any portion of the Mortgaged
Premises to any party or parties at such rental and upon such terms as Mortgagee shall, in its reasonable discretion, determine, and to collect all of said revenues arising from or accruing at any time hereafter, and all now due or that may hereafter become due under each and every of the Leases, written or oral, or other tenancy existing, or which may hereafter exist on the Mortgaged Premises, with the rights and powers and subject to the same immunities, exoneration of liability and rights of recourse and indemnity as Mortgagee would have upon taking possession pursuant to the provisions of Paragraph 20 hereof; provided, however, that Mortgagee shall not act pursuant to such appointment prior to the occurrence of an Event of Default. Mortgagor represents and agrees that no rent has been or will be paid by any person in possession of any portion of the Mortgaged Premises for more than one installment in advance (other than security deposits) and that the payment of none of the rents to accrue for any portion of said Mortgaged Premises has been or will be waived, released, reduced, discounted or otherwise discharged or compromised by Mortgagor unless a tenant is in default and the discharge or compromise is made in connection with a lease termination by Mortgagor. From and after the date hereof, Mortgagor will not assign any of the rents or profits of the Mortgaged Premises except to Mortgagee. Nothing herein contained shall be construed as constituting Mortgagee a "mortgagee-in-possession" in the absence of the taking of actual possession of the Mortgaged
Premises by Mortgagee pursuant to Paragraph 20 hereof.
Possession by a court-appointed receiver shall not be considered possession by Mortgagee. In the exercise of the powers herein granted Mortgagee, no liability shall be asserted or enforced against Mortgagee, all such liability being expressly waived and released by Mortgagor (other than liability for extraordinary negligence or willful misconduct). Mortgagor further agrees to assign and transfer to Mortgagee all future Leases upon all or any part of the Mortgaged Premises and to execute and deliver, at the request of Mortgagee, all such further assurances and assignments in the Mortgaged Premises as Mortgagee shall from time to time require. From time to time, following Mortgagee's written request therefor, Mortgagor will furnish Mortgagee with executed copies of each of the Leases and with estoppel letters from each tenant under each of the Leases, which estoppel letters shall be in a form reasonably satisfactory to Mortgagee.

	B. Mortgagor shall submit to the Mortgagee for Mortgagee's examination and approval any and all Leases
(and amendments thereto) prior to the execution, delivery and commencement thereof. Mortgagee's approval rights are for the sole benefit of Mortgagee and shall in no way be construed to impose upon Mortgagee any obligation with respect to the leases to be reviewed, including the value of any lease or credit-worthiness of any tenant or occupant. Any such leases, tenancies and occupancies not so approved, shall not be valid; and Mortgagor at its cost and expense, upon request of Mortgagee, shall cause any parties in possession of the Mortgages Premises under any such leases, tenancies and occupancies, not so approved, to vacate the Mortgaged Premises immediately; and Mortgagor acknowledges that Mortgagee may from time to time at its option enter upon the Mortgaged
Premises and take any other action in court or otherwise to cause such parties to vacate the Mortgaged Premises; the costs and expenses of Mortgagee in so doing shall be paid by Mortgagor to Mortgagee on demand thereof and shall be part of the indebtedness secured by this Mortgage; such rights of Mortgagee shall be in addition to all its other rights as Mortgagee, including the right of foreclosure.
Mortgagor agrees to provide a true and complete copy of each lease, or other agreement for tenancy or occupancy, to Mortgagee within ten (10) business days after the execution and delivery thereof.

	14. Observance of Leases Assigned. Mortgagor expressly covenants and agrees that if Mortgagor, as lessor under any of the Leases hereby assigned to Mortgagee, shall fail to perform and fulfill any term, covenant, condition or provision in said Lease, on its part to be performed or fulfilled at the times and in the manner in said Lease provided (giving effect to any applicable grace or cure periods contained therein) or if Mortgagor shall cancel, terminate, amend, modify or void any of the Leases without Mortgagee's prior written consent (which consent shall not be unreasonably withheld or delayed), then and in any such event, such action shall constitute an Event of Default hereunder and at the option of Mortgagee, the Indebtedness Secured Hereby shall become due and payable as in the case of other Events of Default.

	15. Mortgagee's Performance of Mortgagor's
Obligations. In case of an Event of Default, Mortgagee, either before or after acceleration of the Indebtedness
Hereby Secured or the foreclosure of the lien hereof or foreclosure sale, may, but shall not be required to, make any payment or perform any act herein required of Mortgagor
(whether or not Mortgagor is personally liable therefor) in any form and manner deemed expedient by Mortgagee. Upon any such payment or performance of any such act, Mortgagee shall as soon as reasonably possible provide notice thereof to Mortgagor but its failure to do so shall not affect the rights of Mortgagee and the obligation of Mortgagor hereunder. Mortgagee may, but shall not be required to, complete construction, furnishing and equipping of the Improvements and rents, operate and manage the Mortgaged
Premises and such Improvements and pay operating costs and expenses, including management fees, of every kind and nature in connection therewith, so that the Mortgaged
Premises shall be operational and usable for their intended purposes. All monies paid, and all expenses paid or incurred in connection therewith, including attorneys' fees and other monies advanced by Mortgagee to protect the Mortgaged Premises and the lien hereof, or to complete construction, furnishing and equipping or to rent, operate and manage the Mortgaged Premises or to pay any such operating costs and expenses thereof or to keep the Mortgaged Premises operational and usable for their intended purpose shall be so much additional Indebtedness
Hereby Secured, whether or not the Indebtedness Hereby
Secured, as a result thereof, shall exceed the face amount of the Note, and shall become immediately due and payable in demand, and with interest thereon at the Default Rate.
Inaction of Mortgagee shall never be considered as a waiver of any right accruing to it on account of any Event of Default nor shall the provisions of this Paragraph or any exercise by Mortgagee of its rights hereunder prevent any breach from constituting an Event of Default. Mortgagee, in making any payment hereby authorized (a) relating to Taxes, may do so according to any bill, statement or estimate, without inquiry into the validity of any tax, assessment, sale, forfeiture, tax lien or title or claim thereof; (b) for the purchase, discharge, compromise or settlement of any lien, may do so without inquiry as to the validity or amount of any claim for lien which may be asserted; or (c) in connection with the completion of construction, furnishing or equipping of the Mortgaged Premises or rental, operation, or management of the Mortgaged Premises or the payment of operating costs and expenses thereof, may do so in such amounts and to such persons as Mortgagee may deem appropriate. Nothing contained herein shall be construed to require Mortgagee to advance or expand monies for any purpose mentioned herein, or for any other purpose.

	16. Security Agreement. Mortgagee and Mortgagor agree that this Mortgage shall constitute a Security Agreement within the meaning of the New Hampshire Uniform Commercial Code (hereinafter the "Code") with respect to (i) any and all sums at any time on deposit for the benefit of Mortgagee or held by Mortgagee (whether deposited by or on behalf of Mortgagor or anyone else) pursuant to any of the provisions of the Mortgage and (ii) with respect to any personal property included in the granting clauses of this Mortgage and EXHIBIT C hereto, which personal property may not be deemed to be affixed to the Mortgaged Premises or may not constitute a "fixture" (as such term is defined in the Code), (which property is hereinafter referred to as "Personal Property") and all replacements of such Personal Property, substitutions for such Personal Property, additions to such Personal Property, and the proceeds thereof (all of said Personal Property and the replacements, substitutions and additions thereto and the proceeds thereof being sometimes hereinafter collectively referred to as the "Collateral"), and that a security interest in and to the Collateral is hereby granted to Mortgagee, and the Collateral and all of Mortgagor's right, title and interest therein are hereby assigned to Mortgagee, all to secure payment of the Indebtedness Hereby Secured. All of the terms, provisions, conditions and agreements contained in this Mortgage pertain and apply to the Collateral as fully and to the same extent as to any other property comprising the Mortgaged Premises; and the following provisions of this Paragraph shall not limit the applicability of any other provisions of this Mortgage but shall be in addition thereto:

(a) Mortgagor (being the Debtor as that term is used in the Code) is and will be the true and lawful owner of the Collateral, subject to no liens, charges or encumbrances other than the lien hereof, other liens and encumbrances benefiting Mortgagee and no other party, and liens and encumbrances, if any, expressly permitted by this Mortgage (including, without limitation, those certain liens and encumbrances, if any, set forth on EXHIBIT B hereto) or otherwise expressly consented to in writing by Mortgagee.

	(b) The Collateral is to be used by Mortgagor solely for business purposes.

	(c) The Collateral will be kept at the Mortgaged
Premises, and, except for Obsolete Collateral
(as hereinafter defined), will not be removed therefrom without the consent of Mortgagee
(being the Secured Party as that term is used in the Code). The Collateral may be affixed to the Mortgaged Premises but will not be affixed to any other real estate.

	(d) The only persons having any interest in the Collateral are Mortgagor, Mortgagee and holders of interests, if any, expressly permitted hereby or otherwise expressly consented to in writing by Mortgagee.

	(e) No Financing Statement (other than Financing
Statements showing Mortgagee as the sole secured party, or with respect to liens or encumbrances, if any, expressly permitted by this Mortgage or otherwise expressly consented to in writing by Mortgagee) covering any of the Collateral or any proceeds thereof is on file in any public office except pursuant hereto or as set forth on EXHIBIT
B; and Mortgagor will at its own cost and expense, upon demand, furnish to Mortgagee such further information and will execute and deliver to Mortgagee such financing statements and other documents in form satisfactory to Mortgagee and will do all such acts and things as Mortgagee may at any time or from time to time request or as may be necessary or appropriate to establish and maintain a perfected security interest in the Collateral as security for the Indebtedness
Hereby Secured, subject to no other liens or encumbrances, other than liens or encumbrances benefiting Mortgagee and no other party and liens and encumbrances (if any) expressly permitted by this Mortgage; and Mortgagor will pay the cost of filing or recording such financing statements or other documents, and this instrument, in all public offices wherever filing or recording is deemed by Mortgagee to be necessary or desirable.

	(f) Upon an Event of Default, Mortgagee shall have the remedies of a secured party under the Code, including without limitation, the right to take immediate and exclusive possession of the Collateral, or any part thereof, and for that purpose may, so far as Mortgagor can give authority therefor, with or without judicial process, enter (if this can be done without breach of the peace), upon any place which the Collateral or any part thereof may be situated and remove the same therefrom (provided that if the Collateral is affixed to real estate, such removal shall be subject to the conditions stated in the Code); and Mortgagee shall be entitled to hold, maintain, preserve and prepare the Collateral for sale, until disposed of, or may propose to retain the Collateral subject to Mortgagor's right of redemption in satisfaction of Mortgagor's obligations, as provided in the Code. Mortgagee may render the Collateral unusable without removal and may dispose of the Collateral on the Mortgaged Premises. Mortgagee may require Mortgagor to assemble the Collateral and make it available to Mortgagee for its possession at a place to be designated by Mortgagee. Mortgagee will give Mortgagor reasonable notice of the time and place of any public sale of the Collateral or of the time after which any private sale or any other intended disposition thereof is to be made. The requirements of reasonable notice shall be met if such notice is mailed, by certified United States mail or equivalent, postage prepaid, to the address of Mortgagor hereinafter set forth at least ten (10) days before the time of the sale or disposition. Mortgagee may buy at any public sale and, if the Collateral is of a type customarily sold in a recognized market or is of a type which is the subject of widely distributed standard price quotations, Mortgagee may buy at private sale. Any such sale may be held as part of and in conjunction with any foreclosure sale of the Mortgaged Premises, the Mortgaged Premises including the Collateral to be sold as one lot if Mortgagee so elects. The net proceeds realized upon

A. For purposes of this Mortgage: the term "Event of Default" shall have the meaning ascribed to such term in the Note; and the term "default," as used in the STATUTORY
POWER OF SALE, shall mean an Event of Default as defined in the Note.

	B. Upon occurrence of an Event of Default, Mortgagee is hereby authorized and empowered, at its option and without affecting the lien hereby created or the priority of said lien or any other right of Mortgagee hereunder, to declare, without further notice, all Indebtedness Hereby Secured to be immediately due and payable with interest thereafter at the Default Rate, and Mortgagee may immediately proceed to foreclose this Mortgage and/or to exercise any right, power or remedy provided by this Mortgage, the Note, or any of the other Loan Documents or by law or in equity or any other document or instrument regulating, evidencing, securing or guarantying any of the Indebtedness Hereby Secured. This Mortgage is upon the STATUTORY CONDITIONS and upon the further condition that all covenants and agreements on the part of Mortgagor contained herein or in any of the other Loan Documents shall be kept and performed, for any breach of which Mortgagee shall have the STATUTORY POWER OF SALE, as well as all other rights and remedies provided hereunder, under any of the other Loan Documents, or otherwise available at law or in equity.

	19. Foreclosure. When the Indebtedness Hereby
Secured, or any part thereof, shall become due, whether by acceleration or otherwise, Mortgagee shall have the right to foreclose the lien hereof in accordance with the laws of the state in which the Premises are located including, without limitation, the STATUTORY POWER OF SALE, and to exercise any other remedies of Mortgagee provided in the Note, this Mortgage, or any of the other Loan Documents, or which Mortgagee may have at law, at equity or otherwise. In any suit to foreclose the lien hereof, there shall be allowed and included as additional Indebtedness Hereby
Secured in the decree of sale, all expenditures and expenses which may be paid or incurred by or on behalf of Mortgagee for attorneys' fees, appraiser's fees, outlays for documentary and expert evidence, stenographer's charges, publication costs, and costs (which may be estimated as to item to be expended after entry of the decree) of procuring all such abstracts of title, title searches and examinations, title insurance policies, and similar data and assurances with respect to title as Mortgagee may deem necessary either to prosecute such suit or to evidence to bidders at sales which may be had pursuant to such decree the true conditions of the title to or the value of the Mortgaged Premises. All expenditures and expenses of the nature mentioned in this Paragraph, and such other expenses and fees as may be incurred in the protection of the Mortgaged Premises and rents and income therefrom and the maintenance of the lien of this Mortgage, including the fees of any attorney employed by Mortgagee in any litigation or proceedings affecting this Mortgage, the Note, the other Loan Documents or the Mortgaged Premises, including probate and bankruptcy proceedings, or in preparation of the commencement or defense of any proceedings or threatened suit or proceeding, or otherwise in dealing specifically therewith, shall be so much additional Indebtedness Hereby Secured and shall be immediately due and payable by Mortgagor, with interest thereon at the Default Rate until paid.

	20. Right of Possession. When the Indebtedness Hereby
Secured shall become due, whether by acceleration or otherwise, or in any case in which, under the provisions of this

Mortgage, Mortgagee has a right to institute foreclosure proceedings, Mortgagor shall, forthwith upon demand of Mortgagee, surrender to Mortgagee and Mortgagee shall be entitled to take actual possession of, the Mortgaged
Premises or any part thereof, personally, by its agent or attorneys or be placed in possession pursuant to court order as mortgagee in possession or receiver, and Mortgagee, in its discretion, personally, by its agents or attorneys or pursuant to court order as mortgagee in possession or receiver, may enter upon and take and maintain possession of all or any part of the Mortgaged
Premises, together with all documents, books, records, papers, and accounts of Mortgagor or the then owner of the Mortgaged Premises relating thereto, and may exclude
Mortgagor, such owner, and any agents and servants thereof wholly therefrom and may, on behalf of Mortgagor or such owner, or in its own name as Mortgagee and under the powers herein granted:

	(a) hold, operate, manage, and control all or any part of the Mortgaged Premises and conduct the business, if any, thereof, either personally or by its agents, with full power to use such measures, legal or equitable, as in its discretion may be deemed proper or necessary to enforce the payment or security of the rents, issues, deposits, profits, and avails of the Mortgaged Premises, including without limitation actions for recovery of rent, actions in forcible detainer, and actions in distress for rent, all without notice to Mortgagor;

	(b) cancel or terminate any Lease or sublease of all or any part of the Mortgaged Premises for any cause or on any ground that would entitle mortgagor to cancel the same;

 (c) elect to disaffirm any Lease or sublease of all or any part of the Mortgaged Premises made subsequent to this Mortgage without Mortgagee's prior written consent;

	(d) extend or modify any then existing Leases, and make new Leases of all or any part of the Mortgaged Premises, which extensions, modifications, and new Leases may provide for terms to expire, or for options to lessees to extend or renew terms to expire, beyond the maturity date of the loan evidenced by the Note and the issuance of a deed or deeds to a purchaser or purchasers at a foreclosure sale, it being understood agreed that any such Leases, and the options or other such provisions to be contained therein, shall be binding upon Mortgagor as to its interest in the Mortgaged
Premises, all persons whose interests in the Mortgaged Premises are subject to the lien hereof, and the purchaser or purchasers at any foreclosure sale, notwithstanding any redemption, reinstatement, discharge of the Indebtedness
Hereby Secured, satisfaction of any foreclosure decree, or issuance of any certificate of sale or deed to any such purchaser;

	(e) make all necessary or proper repairs, decoration renewals, replacements, alterations, additions, betterments, and improvements in connection with the Mortgaged Premises as may seem judicious to Mortgagee, to insure and reinsure the Mortgaged Premises and all risks incidental to Mortgagee's possession, operation, and management thereof, and to receive all rents, issues, deposits, profits, and avails therefrom;
and

	(f) apply the net income, after allowing a reasonable fee for the collection thereof and for the management of the Mortgaged Premises, to the payment of Taxes, Insurance Premiums and other charges applicable to the Mortgaged Premises, or in reduction of the Indebtedness Hereby Secured in such order and manner as Mortgagee shall select.

	Nothing herein contained shall be construed as constituting Mortgagee a mortgagee in possession in the absence of the actual taking of possession of the Mortgaged
Premises.

	21. Receiver. Without limiting and in addition to Mortgagee's other rights set forth herein or available at law or in equity to petition for a receiver, upon the filing of a complaint to foreclose this Mortgage or at any time thereafter, the court in which such complaint is filed may appoint upon petition of Mortgagee, and at Mortgagee's sole option, a receiver of the Mortgaged Premises: Such appointment may be made either before or after sale, without notice, without regard to the solvency or insolvency of Mortgagor at the time of application for such receiver, and without regard to the then value of the Mortgaged Premises or without regard to whether fraud or waste has occurred; and Mortgagee hereunder or any employee or agent thereof may be appointed as such receiver. Such receiver shall have all powers and duties prescribed by law, including the power to make leases to be binding upon all parties, including Mortgagor as to its interest in the Mortgaged Premises, the purchaser at a sale pursuant to a judgment of foreclosure and any person acquiring an interest in the Mortgaged Premises after entry of a judgment of foreclosure. In addition, such receiver shall also have the power to extend or modify any then existing
Leases, which extensions and modifications may provide for terms to expire, or for options to lessees to extend or renew terms to expire, beyond the maturity date of the Note and beyond the date the issuance of a deed or deeds to a purchaser or purchasers at a foreclosure sale, it being understood and agreed that any such leases, and the options or other provisions to be contained therein, shall be binding upon Mortgagor and all the persons whose interest in the Mortgaged Premises are subject to the lien hereof and upon the purchaser or purchasers at any foreclosure sale, notwithstanding any redemption, reinstatement, discharge of the Indebtedness Hereby Secured, satisfaction of any foreclosure judgment, or issuance of any certificate of sale or deed to any purchaser. In addition, such receiver shall have the power to collect the rents, issues and profits of the Mortgaged Premises during the pendency of such foreclosure suit end, in case of a sale and deficiency, during the full statutory period of redemption, if any, whether there be a redemption or not, as well as during any further times when Mortgagor, except for the intervention of such receiver, would be entitled to collection of such rents, issues and profits, and such receiver shall have all other powers which may be necessary or are usual, in such, cases for the protection, possession, control, management and operation of the Mortgaged Premises during the whole of said period. The court may, from time to time, authorize the receiver to apply the net income from the Mortgaged Premises in payment in whole or in part of: (a) the Indebtedness Hereby Secured or the Indebtedness secured by a decree foreclosing this Mortgage, or any tax, special assessment, or other lien which may be or become superior to the lien hereof or of such decree, provided such application is made prior to the foreclosure sale; or (b) the deficiency in case of a sale and deficiency.

	22. Statutory Condition; Statutory Power of Sale. This Mortgage is upon the STATUTORY CONDITIONS and upon the further condition that all covenants and agreements on the part of Mortgagor herein undertaken shall be kept and fully and seasonably performed and that no breach of any other of the conditions specified herein shall be permitted, for any breach of which covenants or conditions, Mortgagee shall have the STATUTORY POWER OF SALE.

	23. Insurance During Foreclosure. In case of an insured loss after foreclosure proceedings have been instituted, the proceeds of any Insurance Policy, if not applied in rebuilding or restoring the Improvements, as aforesaid, shall be used to pay the amount due in accordance with any decree of foreclosure that may be entered in any such proceedings, and the balance, if any, shall be paid as the court may direct. In the case of foreclosure of this Mortgage, the court, in its decree, may provide that the mortgagee's clause attached to each of the casualty Insurance Policies may be canceled and that the decree creditor may cause a new loss clause to be attached to each of said casualty Insurance Policies making the loss thereunder payable to said decree creditor. In the event of foreclosure sale, provided such Insurance Policies are assignable, Mortgagee is hereby authorized, without the consent of Mortgagor, to assign any and all Insurance
Policies to the purchaser at the sale, provided such Insurance Policies are assignable, or to take such other steps as Mortgagee may deem advisable to cause the interest of such purchaser to be protected by any of the Insurance
Polices without credit or allowance to Mortgagor for prepaid premiums thereon.

	24. Waiver of Right of Redemption and Other Rights. To the full extent permitted by law, Mortgagor hereby covenants and agrees that it will not at any time insist upon or plead, or in any manner whatsoever claim or take any advantage of, any stay, exemption or extension law or any so-called "Moratorium Law" now or at any time hereafter in force, nor claim, take or insist upon any benefit or advantage of or from any law now or hereafter in force providing for the valuation or appraisement of the Mortgaged Premises, or any part thereof, prior to any sale or sales thereof to be made pursuant to any provisions herein contained or to any decree, judgment or order of any court of competent jurisdiction; or claim or exercise any rights under any statute now or hereafter in force to redeem the property, or any part thereof, or relating to the marshalling thereof, upon foreclosure sale or other enforcement hereof. To the full extent permitted by law, Mortgagor hereby expressly waives any and all rights to reinstatement and redemption, on its own behalf, on behalf of all persons claiming or having an interest (direct or indirect) by, through or under Mortgagor and on behalf of each and every person acquiring any interest in or title to the Mortgaged Premises subsequent to the date hereof, it being the intent hereof that any and all such rights of reinstatement and redemption (except the right to repay the Note in full by paying the entire Indebtedness Hereby
Secured prior to any foreclosure sale or conveyance in lieu thereof and thereby obtain a release of this Mortgage) of Mortgagor and such other persons, are and shall be deemed to be hereby waived to the full extent permitted by applicable law. To the full extent permitted by law, Mortgagor agrees that it will not, by invoking or utilizing any applicable law or laws or otherwise, hinder, delay or impede the exercise of any right, power or remedy herein or otherwise granted or delegated to Mortgagee, but will suffer and permit the exercise of every such right, power and remedy as though no such law or laws have been or will have been made or enacted, To the full extent permitted by law,

Mortgagor hereby agrees that no action for the enforcement of the lien or any provision hereof shall be subject to any defense which would not be good and valid in an action at law upon the Note.

	25. Rights Cumulative. Each right, power and remedy herein conferred upon Mortgagee herein or in any of the other Loan Documents is cumulative and in addition to every other right, power or remedy, express or implied, now or hereafter provided by law or in equity, and each and every right, power and remedy herein set forth or otherwise so existing may be exercised from time to time as often and in such order as may be deemed expedient to Mortgagee. The exercise of one right, power or remedy shall not be a waiver of the right to exercise at the same time or thereafter any other right, power or remedy; and no delay or omission of Mortgagee in the exercise of any right, power or remedy accruing hereunder or arising otherwise shall impair any such right, power or remedy, or be construed to be a wavier of any default or acquiescence therein. Except as otherwise specifically required herein, notice of the exercise of any right, remedy or power granted to Mortgagee by this Mortgage is not required to be given.

	26. Successors and Assigns.

	A. Holder of the Note. This Mortgage and each and every covenant, agreement and other provision hereof shall be binding upon Mortgagor and its successors and assigns
(including, without limitation, each and every record owner from time to time of the Mortgaged Premises or any other person having an interest therein), and shall inure to the benefit of Mortgagee and its successors and assigns.
Wherever herein Mortgagee is referred to, such reference shall be deemed to include the holder from time to time of the Note, whether so expressed or not; and each such holder from time to time of the Note shall have and enjoy all of the rights, privileges, powers, options and benefits afforded hereby and hereunder, and may enforce all and every of the terms and provisions hereof, as fully and to the same extent and with the same effect as if such holder of the Note from time to time were herein by name specifically granted such rights, privileges, powers, options and benefits and was herein by name designated
Mortgagee.

	B. Covenants Run With Land; Successor Owners. All of the covenants of this Mortgage shall run with the land and be binding on any successor owners of the Mortgaged Premises. If the ownership of the Mortgaged Premises or any portion thereof becomes vested in a person or persons other than Mortgagor, Mortgagee may, without notice to Mortgagor, deal with such successor or successors in interest of Mortgagor with reference to this Mortgage and the Indebtedness Hereby Secured in the same manner as with Mortgagor without in any way releasing or discharging Mortgagor from its obligations hereunder. Mortgagor will give immediate written notice to Mortgagee of any conveyance, transfer or change of ownership of the Mortgaged Premises, but nothing in this Paragraph shall vary or negate the effect of the provisions of Paragraph 17 hereof.

	27. Effect of Extensions and Amendments. If the payment of the Indebtedness Hereby Secured, or any part thereof, be extended or varied, or if any part of the security or guaranties therefor be released, all persons now or at any time hereafter liable therefor, or interested in the Mortgaged Premises, shall be held to assent to such extension, variation or release, and their liability, and the lien, and all provisions hereof, shall continue in full force and effect; the right of recourse against all such persons being expressly reserved by Mortgagee, notwithstanding any such extension, variation or release.
Any person, firm or corporation taking a junior mortgage, or other lien upon the Mortgaged Premises or any part thereof or any interest therein, shall take the said lien subject to the rights of Mortgagee to amend, modify, extend or release the Note, this Mortgage, or any other document or instrument evidencing, securing or guarantying the Indebtedness Hereby Secured, in each and every case without obtaining the consent of the holder of such junior lien and without the lien of this Mortgage losing its priority over the rights of any such junior lien except as otherwise expressly provided in any separate subordination agreement by and between Mortgagee and the holder of such junior lien.

	28. Future Advances. At all times this Mortgage secures as part of the Indebtedness Hereby Secured the payment of any and all service charges, damages, attorneys' fees, expenses and advances due to or incurred by Mortgagee in connection with the Indebtedness Hereby Secured, all in accordance with the Note, this Mortgage and the other Loan
Documents.

	29. Execution of Separate Security Agreements,
Financing Statements, Etc. Mortgagor will do, execute, acknowledge and deliver or cause to be done, executed, acknowledged and delivered all such further acts, conveyances, notes, mortgages, security agreements, financing statements and assurances as Mortgagee shall reasonably require for the better assuring, conveying, mortgaging, assigning and confirming unto Mortgagee all property mortgaged or conveyed hereby or property intended so to be, whether now owned by Mortgagor or hereafter acquired. Without limitation of the foregoing, Mortgagor will assign to Mortgagee, upon request, as further security for the Indebtedness Secured Hereby, its interests in all agreements, contracts, licenses and permits affecting the Mortgaged Premises, such assignments to be made by instruments reasonably satisfactory to Mortgagee, but no such assignment shall be construed as a consent by Mortgagee to any agreement, contract, license or permit or to impose upon Mortgagee any obligations with respect thereto. From time to time, Mortgagor will furnish within five (5) days after Mortgagee's request a written and duly acknowledged statement of the Indebtedness Hereby Secured and whether any alleged offsets or defenses exist against the Indebtedness Hereby Secured.

	30. Financial Statements: Other Indebtedness. The financial statements heretofore furnished to the Mortgagee are, as of the dates specified therein, complete and correct and fairly present the financial condition of the Mortgage and are prepared in acceptance with generally accepted accounting principles. The Mortgagor does not have any contingent liabilities, liabilities for taxes, unusual forward or long-term commitments or unrealized or anticipated losses from any unfavorable commitments that are known to the Mortgagor and are reasonably likely to have a material adverse effect on the Mortgagor or Mortgaged Premises. Since the date of such financial statements there has been no materially adverse change in the financial condition, operation or business of the Mortgagor from that set forth in said financial statements. The Mortgagor shall maintain full and accurate books of accounts and other records reflecting the results of its operations and shall furnish to the Mortgagee within forty five (45) days after the end of each calendar quarter, quarterly and year to date financial statements prepared for such calendar month certified by the Mortgagor to be true and correct. Within ninety (90) days following the end of the Mortgagor's fiscal year, Mortgagor shall furnish Mortgagee with statements of its financial affairs and condition including a balance sheet and statement of profit and loss and setting forth the financial conditions of the Mortgagor for the immediately preceding calendar year prepared by a certified public accountant. At any time and from time to time the Mortgagor shall deliver to the Mortgagee such financial data as Mortgagee or its agents shall reasonably request with respect to the Mortgagor. The Mortgagor represents that it is in compliance with all of the terms and conditions of any and all existing indebtedness owed to any other creditors as of the date hereof.

	31. Option to Subordinate. At the option of Mortgagee, this Mortgage shall become subject and subordinate, in whole or in part (but not with respect to priority of entitlement to insurance proceeds or any award in condemnation) to any and all Leases of all or any part of the Mortgaged Premises upon the execution by Mortgagee and recording, thereof, at any time hereafter, in the Registry District in and for the county wherein the Mortgaged Premises are situated, of a unilateral declaration to that effect.

	32. Governing Law. This Mortgage shall in all respects be governed, construed, applied and enforced in accordance with the internal laws of the Commonwealth of Massachusetts (being the state in which this Mortgage, the Note and the other Loan Documents were executed and delivered) without regard to principles of conflicts of law. Notwithstanding the foregoing choice of law:

	(a) the procedures governing the creation, perfection and priority of the lien pertaining to real property and tangible personal property created by this Mortgage and the enforcement by this Mortgagee of its foreclosure and other remedies against the Mortgagor under the Loan Documents with respect to the Mortgaged Premises, including by way of illustration, but not in limitation, actions for foreclosure, for injunctive relief or for the appointment of a receiver shall be governed by the laws of the state where such Mortgaged Premises is located; and

	(b) the Mortgagee shall comply with applicable law in the state where the Mortgaged Premises is located to the extent required by the law of such jurisdiction in connection with the foreclosure of the liens created under the Loan Documents with respect to the Mortgaged Premises.
Nothing contained herein or in any provisions of the other
Loan Documents shall be construed to provide that the substantive law of the state of where the Mortgage Premises is located shall apply to any parties' rights and obligations under any of the Loan Documents, which, except as expressly provided in clauses (a) and (b) above, are and shall continue to be governed by the substantive law of the Commonwealth of Massachusetts. In addition, the fact that portions of the Loan Documents may include provisions drafted to confirm to the law of the State where the Mortgaged Premises is located is not intended, nor shall it be deemed, in any way, to derogate the parties' choice of law as set forth or referred to in the Loan Documents. The parties further agree that the Mortgagee may enforce its rights under the Loan Documents including, but not limited to, its rights to sue the Mortgagor or to collect any outstanding indebtedness in accordance with applicable law.

	Each party hereto hereby consents to personal jurisdiction in any state or Federal court located within the Commonwealth of Massachusetts, as well as to the jurisdiction of all courts from which an appeal may be taken from the aforesaid courts, for the purposes of any suite, action or other proceeding arising out of, or with respect to any of the Loan Documents and expressly waives any and all objections it may have as to venue in any of such courts.

	This Mortgage shall be construed and enforced according to the laws of the Commonwealth of Massachusetts
(being the state in which this Mortgage, the Note and the other Loan Documents were executed and delivered) without reference to the conflicts of law principles of the Commonwealth of Massachusetts, except that the laws of the state in which the Mortgaged Premises are located, if other than the Commonwealth of Massachusetts, shall govern this Mortgage to the extent necessary for Mortgage to perfect, protect, or enforce the rights and remedies granted to it hereunder.

	33. Inspection of Premises and Records. Mortgagee and its representatives and agents shall have the right to inspect the Mortgaged Premises upon reasonable prior notice
(provided that such inspection shall be conducted so as to minimize unreasonable disruption to the business operations of tenants under approved Leases), and inspect and make copies of all books, records, and documents relating thereto upon five (5) days prior written notice, at all reasonable times, and access shall be permitted for that purpose. Mortgagor shall keep and maintain full and correct books and records showing in detail the income and expenses of the Mortgaged Premises, and shall permit Mortgagee or its agents to examine such books, income tax returns and records and all supporting vouchers and data upon five (5) days prior written notice, at any time and from time to time on request at its offices at the address hereinafter identified or at such other location as may be mutually agreed upon.

	34. Time of the Essence. Time is of the essence of the Note, this Mortgage, and any other document or, instrument evidencing or securing the Indebtedness Hereby
Secured.

	35. Captions and Pronouns. The captions and headings of the various sections of this Mortgage are for Convenience only, and are not to be construed as confining or limiting in any way the scope or intent of the provisions hereof. Whenever the context requires or permits, the singular shall include the plural, the plural shall include the singular, and the masculine, feminine and neuter shall be freely interchangeable.

	36. Notices. All notices, demands, requests and other communications required pursuant to the provisions of this Agreement shall be in writing, and shall be deemed to have been received, on the date of receipted delivery (or the first business day thereafter if such day of receipted delivery is not a business day), if hand delivered or sent by commercial courier, or two (2) business days after depositing the same in the United States Mails, if sent by United States Registered or Certified Mail-Return Receipt
Requested, postage prepaid, to the respective addresses as follows:

(i) if to the Mortgagor        Stocker & Yale, Inc.
    then to it at:             32 Hampshire Road
                               Salem, New Hampshire
                               Attn: Mark Blodgett

with a courtesy                Stuart Cable, Esq.
copy to:                       Goodwin, Procter & Hoar LLP
                               Exchange Place
                               Boston, Massachusetts 02109

(ii) if to the Lender,         Danvers Savings Bank
     then to it at:            One Conant Street
                               Danvers, Massachusetts 01923
                               Attn: Kevin Bottomley

and a courtesy                 Anne R. Jackowitz, P.C.
copy to:                       Choate, Hall & Stewart
                               Exchange Place
                               53 State Street
                               Boston, MA 02109

	Any of the parties may designate a change of address by notice in writing to the other parties. In no event shall the failure of any party to furnish courtesy copies of any notice to legal counsel of the other party as specified above render ineffective any such notice otherwise given in the manner hereinabove provided.

	37. Environmental Matters. Mortgagor covenants and agrees that it shall not locate, produce, treat, transport, incorporate, discharge, emit, release, deposit or dispose of any Hazardous Substance in violation of any environmental Regulation in, upon, under, over or from the Mortgaged Premises, shall not permit any Hazardous
Substances to be located, produced, treated, transported, incorporated, discharged, emitted, released, deposited, disposed of or to escape therein, thereupon, thereunder, thereover or therefrom in violation of any Environmental

Regulation, and shall comply with all Environmental
Regulations which are applicable to the Mortgaged Premises.
At any time, and from time to time if Mortgagee so requests, Mortgagee shall have the right (and Mortgagor shall provide appropriate access to the Mortgaged Premises) to commission one or more environmental reviews, audits, assessments and/or reports relating to the Mortgaged
Premises, at Mortgagee's sole cost and expense, by an engineer or scientist acceptable to Mortgagee, and in any case the scope and extent of the same will be no less than that reasonably required by Mortgagee. Mortgagor shall defend and indemnify Mortgagee against, shall hold
Mortgagee harmless from, and shall reimburse Mortgagee for, any and all claims, demands, judgments, penalties, fines, liabilities, costs, damages and expenses, including court costs and attorneys' fees incurred by Mortgagee (prior to trial, at trial and on appeal) in any action against or involving Mortgagee, resulting (A) from any breach of the foregoing covenants, (B) from the untruthfulness of any covenant or representation set forth in this Paragraph 37, or (C) from the discovery of any Hazardous Substance in, upon, under or over, or emanating from, the Mortgaged
Premises (provided, however, that Mortgagor shall have no such indemnification obligation pursuant to this clause (C) in the context of a Hazardous Substance which first affects the Mortgaged Premises prior to the date of this Mortgage or subsequent to any foreclosure of this Mortgage or any deed-in-lieu of such foreclosure), it being the intent of Mortgagor and Mortgagee that Mortgagee shall have no liability or responsibility for damage or injury to human health, the environment or natural resources caused by, for abatement and/or clean-up of, or otherwise with respect to, Hazardous Substances by virtue of the interest of Mortgagee in the Mortgaged Premises created hereby or as the result of Mortgagee exercising any of its rights or remedies with respect thereto hereunder, including but not limited to, becoming the owner thereof by foreclosure or conveyance in lieu of foreclosure and which was not caused by the act or omission of Mortgagor or any affiliate thereof. The foregoing representations and covenants of this Paragraph
37 shall be deemed continuing covenants and representations for the benefit of Mortgagee, and any participants or purchasers of the indebtedness evidenced by the Note, and any affiliate of Mortgagee who or which either purchases at a foreclosure of this Mortgage or takes title to the Mortgaged Premises in connection with a deed-in-lieu of such foreclosure, but not to any other purchasers and/or subsequent owners of the Mortgaged Premises, and shall survive the satisfaction or release of this Mortgage, any foreclosure of this Mortgage and/or any acquisition of title to the Mortgaged Premises or any part thereof by Mortgagee, or anyone claiming by, through or under Mortgagee, by deed in lieu of foreclosure or otherwise. Any amounts covered by the foregoing indemnification shall be so much additional Indebtedness Hereby Secured and shall bear interest from the date incurred at the Default Rate, shall be payable on demand, and shall be secured hereby.

	Mortgagor shall give prompt written notice to Mortgagee of:

	(i) 	any proceeding or inquiry by any
governmental authority with respect to
the presence of any Hazardous Substance
on the Mortgaged Premises or the
migration thereof from or to other
property;

(ii)	all claims made or threatened by any third
party against Mortgagor or the Mortgaged
Premises relating to any loss or injury
resulting from any Hazardous Substance;
and

	(iii) 	Mortgagor's discovery of any occurrence or
condition on any real property adjoining or in the vicinity of the Mortgaged Premises that could cause the Mortgaged Premises or any part thereof to be subject to any restrictions on the ownership, occupancy, transferability or use of the Mortgaged
Premises under any Environmental Regulation or to be otherwise subject to any restrictions on the ownership, occupancy, transferability or use of the Mortgaged
Premises under any Environmental
Regulation.

As used herein, "Environmental Regulations" shall mean all present or future federal, state or local laws, rules, codes or regulations, or any judicial or administrative interpretation thereof, including, without limitation, all orders, decrees, judgments and rulings imposed through any public or private enforcement proceedings, relating to Hazardous Materials or the existence, use, discharge, release, containment, transportation or disposal thereof, or otherwise regulating or providing for the protection of the environment in respect of or against any Hazardous
Materials, including, without limitation, the Comprehensive
Environmental Response, Compensation and Liability Act of
1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, and as the same be further amended ("CERCLA"), and Massachusetts General Laws
Chapter 21E, as amended ("21E"), and the New Hampshire RSA
146-A, RSA 146-C, RSA 147- A, and RSA 147-B, and "Hazardous
Substance" shall mean and include asbestos, flammable materials, explosives, radioactive substances, polychlorinated biphenyls, other carcinogens, oil and other petroleum products, pollutants, contaminants, and any other hazardous or toxic materials, wastes and substances which are defined, determined or identified as such in or pursuant to any Hazardous Materials Legal Requirements.

	38. Mortgagee Not A Joint Venture. Any provision hereof to the contrary notwithstanding, Mortgagee, by virtue of its acceptance of this Mortgage and the making of the loan secured hereby and entering into the Note or any other Loan Documents, or any action taken pursuant hereto or thereto, or contemplated hereby or thereby, shall not be deemed to be by such action or ownership a partner or joint venture with Mortgagor or any guarantor or any other parties. Mortgagor shall indemnify Mortgagee against, shall hold Mortgagee harmless from, and shall reimburse Mortgagee for, any and all claims, demands, judgments, penalties, fines, liabilities, costs, damages and expenses, including court costs and attorneys' fees incurred by Mortgagee
(prior to trial, at trial and on appeal) in any action against or involving Mortgagee resulting from such a construction of the parties and their relationship or any allegations thereof. Any inspection of the Mortgaged
Premises, any review of any plans, contracts, subcontracts, (including, without limitation, environmental reviews, audits, assessments and/or reports relating to the Mortgaged Premises), or any analysis of the Mortgaged
Premises made by Mortgagee or any of its agents, architects or consultants is intended solely for the benefit of Mortgagee and shall not be deemed to create or form the basis of any warranty, representation, covenant, implied promise or liability to Mortgagor or any of its employees or agents, any guest or invitee upon the Mortgaged Premises, or any other person.

	39. Report of Real Estate Transaction. Mortgagor has made or provided for making, on a timely basis, any reports or returns required under Section 6045(e) of the Internal Revenue Code of 1986 (and any similar reports or returns required by state or local law) relating to the Mortgaged Premises, notwithstanding the fact that the primary reporting responsibility may fall on Mortgagee, counsel for Mortgagee, or any other party. Mortgagor's obligations under this Paragraph will be deemed to be satisfied if proper and timely reports and returns required under this paragraph are filed by a title company or real estate broker involved in the real estate transaction relating to the Mortgaged Premises, but nothing contained herein shall be construed to require such returns or reports to be filed by Mortgagee or counsel for Mortgagee.

	40. Expenses: Mortgagor agrees to pay all reasonable recording and filing fees, transfer taxes, title insurance premiums, escrow and other title company charges, attorneys' fees, appraisal and survey fees, environmental engineer and consultant fees, consulting architect fees, if any, financial consultant fees, fees of other engineers and consultants, insurance costs and a11 other expenses in connection with the making of the loan evidenced by the Note. Mortgagee shall have the right, at its option, to pay any such expenses and upon such payment such expenses shall be deemed to be a part of the Indebtedness Hereby Secured and shall be payable on demand with interest at the Default Rate.

	41. Consent Required of Mortgagee. Any consent by
Mortgagee in any single instance shall not be deemed or construed to be Mortgagee's consent in any like matter arising at a subsequent date and the failure of Mortgagee to promptly exercise any right, power, remedy, consent or approval provided herein or at law or in equity shall not constitute or be construed as a waiver of the same nor shall Mortgagee be stopped from exercising such right, power, remedy, consent or approval at a later date. Any consent or approval requested of and granted by Mortgagee pursuant hereto shall be narrowly construed to be applicable only to Mortgagor and the matter identified in such consent or approval and no third party shall claim any benefit by reason thereof, and any such consent or approval shall not be deemed to constitute Mortgagee a venturer or partner with Mortgagor nor shall privity of contract be presumed to have been established with any such third party. If Mortgagee deems it to be in its best interest to retain the assistance of persons, firms or corporations
(including, but not limited to, attorneys, appraisers, engineers, consultants and surveyors) with respect to a request for consent or approval, Mortgagor shall reimburse
Mortgagee for all costs incurred in connection with the employment of such persons, firms or corporations.

	42. Counterparts. This Mortgage may be executed in any number of counterparts, all of which taken together shall constitute one and the same original, and execution of separate counterparts by the parties hereto shall bind such parties as if they had each executed the same counterpart.

	43. Waiver of Homestead. Mortgagor does hereby release, discharge and waive all such rights of exemption from attachment and levy or sale on execution, and such other rights whatsoever in the Mortgaged Premises, including Family Homestead, as are reserved or secured under and by virtue of any of the Laws of the State of New
Hampshire, or any other exemption law.

	NOTICE IS HEREBY GIVEN that for purposes of RSA 479:3 that this Mortgage secures a maximum amount equal to the principal sum of the aforesaid Note, plus advances, if any, to protect the security of this Mortgage, plus foreclosure costs and expenses, including attorneys fees, if any, plus any other costs and expenses authorized by this Mortgage, the Note, or the other Loan Documents.

	[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

	IN WITNESS WHEREOF, Mortgagor has signed, sealed and delivered this Mortgage the day and year first above written, to take effect as a Massachusetts instrument under seal.

	WITNESSSES: 	MORTGAGOR:

STOCKER & YALE, INC., a
Massachusetts corporation

(Signature illegible) 	By:/s/ Mark W. Blodgett

	Mark Blodgett, its duly
authorized Chairman of
the Board


	COMMONWEALTH OF MASSACHUSETTS




	County of Suffolk, ss                        May 13, 1998

	Before me personally appeared Mark Blodgett, the Chairman of the Board of Stocker & Yale, Inc. and acknowledged that he executed the foregoing instrument as his free act and deed in said capacity, and as the free act and deed of said corporation.


							  By:/s/ John Evan Jones
	Notary Public
	My Commission Expires:
	October 8, 2001

	Print Name: John Evan Jones

	EXHIBIT A


	Legal Description of Insured Premises

A certain parcel of land, with the buildings thereon, situated in Salem. Rockingham County, State of New
Hampshire and Methuen. Essex County, Commonwealth of
Massachusetts, as shown on "Plan of Land in Salem, Hew
Hampshire for M & D Realty Trust prepared by Kimball
Chase Company. Inc. and dated March 15. 1983. recorded in the Rockingham County Registry of Deeds on even date herewith, and more particularly described as follows:

Beginning at the southwesterly corner of the granted premises by the intersection of Garabedian Drive, a public way, and Hampshire Road, a public way, at an iron pipe set in the ground on the northerly aide of said Hampshire Road as shown on said plan: thence running S 84 deg. 19' 15" E,
58.24 feet, along the northerly side of Hampshire Road to an iron pipe sat in the ground on the northerly side of Hampshire Road; thence running S 73deg. 45' 25" E, 265.76 feet. along the northerly side of Hampshire Road to an iron pipe set in the ground on the northerly side of Hampshire
Road; thence running on an arc with & radius of 830 feet chord bearing S 49deg. 05' 04" E. 219.70 feet along the northerly side of Hampshire Road to an iron pipe set in the ground at the intersection of the northerly side of Hampshire Road and the Massachusetts - New Hampshire boundary line as shown on said plans; thence running S 58 deg. 35' 27" E, 27.33 feet by the northerly side of said
Hampshire Road to the point where the northerly side of Hampshire Road intersects with the center line of the ditch as shown on said plan thence turning and running N 11 deg.
28' 00" E. 82.10 feet along the center of the ditch to a point shown on said plan; thence running N 8 deg. 22' 55"
E, 762.90 feet along the center of the ditch to a point shown on the said plan at the northeasterly corner of the granted premises; thence turning and running N 81 deg. 27'
22 W, 503.90 feet, along land now or formerly of Construction Industries, Inc. to an iron pipe set in the ground by a fire hydrant on the easterly aide of Garabedian
Drive as shown on said plan; thence running on an arc with a radius of 750 feet, chord bearing S 34 deg. 50' 33" W, for a distance of 261.32 feet, along the easterly side of the said Garabedian Drive, to an iron pipe set in the ground on the easterly side of Garabedian Drive: thence proceeding along the easterly side of Garabedian Drive, S
27 deg. 44' 05" W, 100.26 feet to a nail set in the ground on the easterly side of Garabedian Drive; thence proceeding on an arc with a radius of 700 feet, chord bearing S 33 deg. 47' 47" W, 269.46 feet, along the easterly side of Garabedian Drive to an iron pipe set in the ground on the easterly side of Garabedian Drive; thence running along the easterly side of Garabedian Drive. S 05 deg. 40' 45" W
80.09 feet to an iron pipe met in the ground on the easterly side of Garabedian Drive, thence running on an arc with a radius of 50 feet, chord bearing S 39 deg. 19' 15"
E, 78.54 feet to point of beginning.

	EXHIBIT C


	TO


	FIRST MORTGAGE, ASSIGNMENT OF LEASES AND RENTS,
	SECURITY AGREEMENT, AND FINANCING STATEMENT

	Description of Collateral


All buildings, structures and improvements of every nature whatsoever now or hereafter situated on the property known as and located at 32 Hampshire Road, Salem, New Hampshire as more particularly described on Schedule A attached hereto (hereinafter the "Premises") (including but not limited to any and all underground and other parking facilities located in or on the Premises, all landscaped areas, and areas utilized for recreational activities) and all fixtures, machinery, appliances, equipment, furniture, and personal property of every nature whatsoever now or hereafter owned by Debtor and located in or on, or attached to, or used or intended to be used in connection with or with the operation of, the Premises, buildings, structures or other improvements, or in connection with any construction which may be conducted thereon, including all extensions, additions, improvements, betterments, renewals, substitutions, and replacements to and proceeds of any of the foregoing and all of the right, title and interest of Debtor in and to any such personal property or fixtures together with the benefit of any deposits or payments now or hereafter made on such personal property or fixtures by Debtor or on its behalf (the "Improvements");

	TOGETHER WITH all easements, rights of way, strips, gores of land, streets, ways, alleys, passages, sewer rights, waters, water courses, water rights and powers, and all estates, rights, titles, interests, privileges, liberties, tenements, hereditaments and appurtenances whatsoever, in any way belonging, relating or appertaining to the Premises, or which hereafter shall in any way belong, relate or be appurtenant thereto, whether now owned or hereafter acquired by Debtor, and the reversion and reversions, remainder and remainders, rents, issues and profits thereof, and all the estate, right, title, interest, property, possession, claim and demand whatsoever, at law as well as in equity, of Debtor of, in and to the same;

	TOGETHER WITH all rents, royalties, issues, profits, revenue, income and other benefits from the Premises;

	TOGETHER WITH all right, title and interest of Debtor in and to any and all leases now or hereafter on or affecting the Mortgaged Premises or any part thereof whether written or oral and all agreements for use of the Mortgaged Premises or any part thereof (the "Leases"), together with all security therefor and all monies payable thereunder;

	TOGETHER WITH all fixtures and articles of personal property now or hereafter owned by Debtor and forming a part of or used in connection with the Premises or the Improvements of the operation thereof (except that this UCC-1 Financing Statement shall not create a lien on any items of personal property which (i) are owned by tenants who are in possession pursuant to a

Lease and (ii) may be removed by such tenants at the expiration or termination of such Lease), including, but without limitation, any and all air conditioners, antennae, appliances, apparatus, awnings, basins, bathtubs, bidets, boilers, bookcases, cabinets, carpets, coolers, curtains, dehumidifiers, disposals, doors, drapes, dryers, ducts, dynamos, elevators, engines, equipment, escalators, fans, fittings, floor coverings, furnaces, furnishings, furniture, hardware, heaters, humidifiers, incinerators, lighting, machinery, motor vehicles, motors, ovens, pipes, plumbing, pumps, radiators, ranges, recreational facilities, refrigerators, screens, security systems, shades, shelving, sinks, sprinklers, stokers, stoves, toilets, ventilators, wall coverings, washers, windows, window coverings, wiring, and all renewals, replacements or proceeds thereof or articles in substitution therefor, whether or not the same are or shall be attached to the Premises or the Improvements in any manner;

	TOGETHER WITH all proceeds of the foregoing, including without limitation all judgments, awards of damages and settlements hereafter made resulting from condemnation proceeds or the taking of the Mortgaged
Premises and/or the Improvements or any portion thereof under the power of eminent domain, any proceeds of any policies of insurance maintained with respect to the Mortgaged Premises and/or the Improvements or proceeds of any sale, option or contract to sell the Mortgaged Premises and/or the Improvements or any portion thereof or any franchise agreement relating thereto; and

	TOGETHER WITH all right, title, and interest of Debtor in and to all executory contracts affecting the ownership, possession, operation, control and services furnished to the Mortgaged Premises or any part thereof
(collectively, the "Contracts").

	 DS2.338058.1
	 2001579-0002

	ASSIGNMENT OF RENTS AND LEASES




	This Assignment is made this 13th day of May, 1998, between STOCKER & YALE, INC., a Massachusetts corporation, whose address is 32 Hampshire Road, Salem, New Hampshire
(herein called the "Assignor") and DANVERS SAVINGS BANK, a
Massachusetts banking corporation with an address at One
Conant Street, Danvers, Massachusetts (herein called the
"Assignee").

	Recitals


	The Assignor has executed and delivered to the Assignee its note of even date herewith in the original principal amount of $750,000.00 together with all future amendments, modification, renewals, and supplements (herein called the "Note").

	To secure payment of the Note, the Assignor has executed and delivered to the Assignee a Mortgage of even date herewith (herein, together with all future amendments, modifications and supplements thereto, called the "Mortgage"), covering certain property (herein called the "Mortgaged Property") which, among other things, includes the real estate described in Exhibit A attached hereto and the buildings, improvements, fixtures and personal property now or hereafter located thereon.

	The Assignee, as a condition to making the loan evidenced by the Note, has required the execution of this Assignment.

	ACCORDINGLY, in consideration of the premises and in further consideration of the sum of One Dollar paid by the Assignee to the Assignor, the receipt of which is hereby acknowledged, the Assignor does hereby grant, transfer and assign to the Assignee all of the right, title and interest of the Assignor in and to (i) any and all present or future leases or tenancies, whether written or oral, covering or affecting any or all of the Mortgaged Property (all of which, together with any and all extensions, modifications and renewals thereof, are hereinafter collectively referred to as the "Leases" and each of which is referred to as a "Lease"), (ii) all security deposits, rents, profits and other income or payments of any kind due or payable or to become due or payable to the Assignor as the result of any use, possession or occupancy of all or any portion of the Mortgaged Property or as the result of the use of or lease of any personal property constituting a part of the Mortgaged Property (all of which are hereinafter collectively referred to as "Rents"), whether the Rents accrue before or after foreclosure of the Mortgage or during the periods of redemption thereof, all for the purpose of securing:

	(a) Payment of all indebtedness evidenced by the Note and all other sums secured by the Mortgage or this Assignment; and

	(b) Performance and discharge of each and every obligation, covenant and agreement of the Assignor contained herein and in the Mortgage.

	THE ASSIGNOR WARRANTS AND COVENANTS that it is and will remain the absolute owner of the Rents and Leases free and clear of all liens and encumbrances other than the lien granted herein; that it has not heretofore assigned or otherwise encumbered its interest in any of the Rents or Leases to any person; that it has the right under applicable law, under the Leases, under its organizational documents and otherwise to execute and deliver this Assignment and keep and perform all of its obligations hereunder; that there are no existing defaults under the provisions thereof on the part of any party to the Leases; that no Rents have been waived, anticipated, discounted, compromised or released, except as may be stated in the Leases; and that tenants have no defenses, setoffs, or counterclaims against Assignor; that it will warrant and defend the Leases and Rents against all adverse claims, whether now existing or hereafter arising.

	The Assignor further covenants and agrees with the Assignee as follows:

	1. Performance of Leases. The Assignor will faithfully abide by, perform and discharge each and every obligation, covenant and agreement which it is now or hereafter becomes liable to observe or perform under any present or future Lease, and, at its sole cost and expense, enforce or secure the performance of each and every obligation, covenant, condition and agreement to be performed by the tenant under each and every Lease. The
Assignor will observe and comply with all provisions of law applicable to the operation and ownership of the Mortgaged
Property. The Assignor will give prompt written notice to the Assignee of any notice of default on the part of the Assignor with respect to any Lease received from the tenant thereunder, and will also at its sole cost and expense, appear in and defend any action or proceeding arising under, growing out of or in any manner connected with any Lease or the obligations, duties or liabilities of the Assignor or any tenant thereunder. The Assignor will not lease or otherwise permit the use of all or any portion of the Mortgaged Property for rent that is below the fair market rent for such property. Assignor further agrees not to cancel, terminate or consent to or acquiesce in any surrender or abandonment of any of the Leases without the prior written consent of Assignee; not to commence any action of ejectment or any summary proceedings for dispossession of the tenant under any of the Leases, nor exercise any right of recovery of leased property provided in any Leases; not to modify or in any way alter the covenants, agreements, terms, conditions or obligations of any Leases; not to lease any part of the Premises, nor renew or extend the term of any Leases of the Premises unless an option therefor was originally so reserved by tenants in the Leases for a fixed and definite rental; and, not to relocate any said tenant within the Premises, nor consent to any modification of the express purposes for which the Premises have been leased, nor consent to any subletting of the Premises or any part thereof or to any assignment of the Leases by any tenant thereunder or to any further or other assignment or subletting of any sublease, without the prior written consent of the Assignee, notwithstanding any previous consent of Assignee.

	2. Collection of Rents. The Assignor will not collect or accept any Rents for the use or occupancy of the Mortgaged Property for more than one month in advance.
Security deposits shall not be deemed Rents for purposes of this paragraph.

	3. Protecting the Security of This Assignment.
Should the Assignor fail to perform or observe any covenant or agreement contained in this Assignment, then the Assignee, but without obligation to do so and without releasing the Assignor from any obligation hereunder, may make or do the same in such manner and to such extent as the Assignee may deem appropriate to protect the security hereof, including, specifically, without limiting its general powers, the right to appear in and defend any action or proceeding purporting to affect the security hereof or the rights or powers of the Assignee, and also the right to perform and discharge each and every obligation, covenant and agreement of the Assignor contained in the Leases and in exercising any such powers to pay necessary costs and expenses, employ counsel and pay reasonable attorneys' fees. The Assignor will pay immediately upon demand all sums expended by the Assignee under the authority of this Agreement, together with interest thereon at the Default Rate stated in the Note, and the same shall be added to said indebtedness and shall be secured hereby and by the Mortgage.

	4. Present Assignment. This Assignment shall constitute a perfected, absolute and present assignment, provided that the Assignor shall have the right to collect, but not prior to accrual (except as permitted by paragraph
2 above), all of the Rents, and to retain, use and enjoy the same unless and until an Event of Default shall occur under the Mortgage or the Assignor shall have breached any warranty or covenant in this Assignment. Any security deposits received by Assignor prior to an Event of Default shall be assigned and paid over to Assignor immediately upon the occurrence of the Event of Default. Any Rents which accrue prior to an Event of Default under the Mortgage but are paid thereafter shall be paid to the Assignee.

	5. Survival of Obligation to Comply with Mortgage and This Assignment. This Assignment is given as security in addition to the Mortgage. The Assignor covenants and agrees to observe and comply with all terms and conditions contained in the Mortgage and in this Assignment and to prevent any Event of Default from occurring under the Mortgage. All of the Assignor's obligations under the Mortgage and this Assignment shall survive foreclosure of the Mortgage and the Assignor covenants and agrees to observe and comply with all terms and conditions of the Mortgage and this Assignment and to prevent any Event of Default from occurring under the Mortgage throughout any period of redemption after foreclosure of the Mortgage.

	6. Default; Remedies. Upon the occurrence of any Event of Default specified in the Mortgage or upon the breach of any warranty or covenant in this Assignment, the Assignee may, at its option, at any time:

	(a) in the name, place and stead of the
Assignor and without becoming a mortgagee in possession (i) enter upon, manage and operate the Mortgaged Property or retain the services of one or more independent contractors to manage and operate all or any part of the Mortgaged
Property; (ii) make, enforce, modify and accept surrender of the Leases; (iii) obtain or evict tenants, collect, sue for, fix or modify the Rents and enforce all rights of the Assignor under the Leases; and (iv) perform any and all other acts that may be necessary or proper to protect the security of this Assignment.

	(b) with or without exercising the rights set forth in subparagraph (a) above, give or require the Assignor to give, notice to any or all tenants under the Leases authorizing and directing the tenants to pay all Rents under the Leases directly to the Assignee.

	(c) without regard to waste, adequacy of the security or solvency of the Assignor, apply for, and the Assignor hereby consents to, the appointment of a receiver of the Mortgaged
Property, whether or not foreclosure proceedings have been commenced under the Mortgage, and if such proceedings have been commenced, whether or not a foreclosure sale has occurred.

The exercise of any of the foregoing rights or remedies and the application of the rents, profits and income pursuant-to Paragraph 7, shall not cure or waive any Event of Default (or notice of default) under the Mortgage or invalidate any act done pursuant to such notice.

	7. Application of Rents, Profits and Income. All
Rents collected by the Assignee or the receiver each month shall be applied to or on account of any one or more of the following items, the Assignee, in its sole and absolute discretion shall elect:

	(a) to payment of all reasonable fees of the receiver approved by the court;

	(b) to payment of all tenant security deposits then owing to tenants under any of the Leases;

	(c) to payment of all prior or current real estate taxes and special assessments with respect to the Mortgaged Property, or if the mortgage requires periodic escrow payments for such taxes and assessments, to the escrow payments then due;

	(d) to payment of all premiums then due for the insurance required by the provisions of the Mortgage, or if the Mortgage requires periodic escrow payments for such premiums, to the escrow payments then due;

   (e) to payment of expenses incurred for normal maintenance of the Mortgaged Property;

	(f) if received prior to any foreclosure sale of the Mortgaged Property, to the Assignee for payment of the indebtedness secured by the Mortgage or this Assignment, but no such payment made after acceleration of the indebtedness shall affect such acceleration;

	(g) if received during or with respect to the period of redemption after a foreclosure sale of the Mortgaged Property:

	(1) if the purchaser at the
foreclosure sale is not the Assignee,
first to the Assignee to the extent of
any deficiency of the sale proceeds to
repay the indebtedness secured by the
Mortgage or this Assignment, second
to the purchaser as a credit to the
redemption price, but if the Mortgaged
Property is not redeemed, then to the
purchaser of the Mortgaged Property;

	(2) if the purchaser at the
foreclosure sale is the Assignee, to
the Assignee to the extent of any
deficiency of the sale proceeds to
repay the indebtedness secured by the
Mortgage or this Assignment and the
balance to be retained by the Assignee
as a credit to the redemption price,
but if the Mortgaged Property is not
redeemed, then to the Assignee, whether
or not any such deficiency exists.

The rights and powers of the Assignee under this Assignment and the application of Rents under this paragraph 7 shall continue until expiration of the redemption period from any foreclosure sale, whether or not any deficiency remains after a foreclosure sale.

	8. No Liability for Assignee. The Assignee shall not be obligated to perform or discharge, nor does it hereby undertake to perform or discharge, any obligation, duty or liability of the Assignor under the Leases. This Assignment shall not operate to place upon the Assignee responsibility for the control, care, management or repair of the Mortgaged Property or for the carrying out of any of the terms and conditions of the Leases. The Assignee shall not be responsible or liable for any waste committed on the Mortgaged Property, for any dangerous or defective condition of the Mortgaged Property, for any negligence in the management, upkeep, repair or control of said Mortgaged Property or for failure to collect the Rents.

	9. Assignor's Indemnification. The Assignor shall
and does hereby agree to	indemnify and to hold the Assignee
harmless of and from any and all claims, demands, liability, loss or damage (including all costs, expenses, and reasonable attorney's fees in the defense thereof) asserted against, imposed on or incurred by the Assignee in connection with or as a result of this Assignment or the exercise of any rights or remedies under this Assignment or under the Leases or by reason of any alleged obligations or undertakings of the Assignee to perform or discharge any of the terms, covenants or agreements contained in the Leases.
Should the Assignee incur any such liability, the amount thereof, together with interest thereon at the rate stated in the Note, shall be secured hereby and by the Mortgage and the Assignor shall reimburse the Assignee therefor immediately upon demand.

	10. Authorization to Tenant. Upon notice from the Assignee that it is exercising the remedy set forth in paragraph 6(b) of this Assignment, the tenants under the Leases are hereby irrevocably authorized and directed to pay to the Assignee all sums due under the Leases, and the Assignor hereby consents and directs that said sums shall be paid to the Assignee without the necessity for a judicial determination that a default has occurred hereunder or under the Mortgage or that the Assignee is entitled to exercise its rights hereunder, and to the extent such sums are paid to the Assignee, the Assignor agrees that the tenant shall have no further liability to the
	Assignor for the same. The signature of the Assignee alone shall be sufficient for the exercise of any rights under this Assignment and the receipt of the Assignee alone for any sums received shall be a full discharge and release therefor to any such tenant or occupant of the Mortgaged

Property. Checks for all or any part of the Rents collected under this Assignment shall upon notice from the Assignee be drawn to the exclusive order of the Assignee.

	11. Satisfaction. Upon the payment in full of all indebtedness secured hereby as evidenced by a recorded satisfaction of the Mortgage executed by the Assignee, this Assignment shall, without the need for any further satisfaction or release, become null and void and be of no further effect.

	12. Assignee an Attorney-In-Fact. The Assignor hereby irrevocably appoints the Assignee, and its successors and assigns, as its agent and attorney-in-fact, which appointment is coupled with an interest, with the right but not the duty to exercise any rights or remedies hereunder and to execute and deliver during the term of this Assignment such instruments as the Assignee may deem-appropriate to make this Assignment and any further assignment effective, including without limiting the generality of the foregoing, the right to endorse on behalf and in the name of the Assignor all checks frown tenants in payment of Rents that are made payable to the Assignor.

	13. Assignee Not a Mortgagee in Possession. Nothing herein contained and no actions taken pursuant to this Assignment shall be construed as constituting the Assignee a mortgagee in possession.

	14. Specific Assignment of Leases. Until the
Indebtedness Secured Hereby shall have been paid in full, Assignor will deliver to the Assignee executed copies of any and all other and future leases upon all or any part of the mortgaged property. The Assignor will transfer and assign to the Assignee, upon written notice by the Assignee, any and all specific Leases that the Assignee requests. Such transfer or assignment by the Assignor shall be upon the same or substantially the same terms and conditions as are herein contained, and the Assignor will properly file or record such assignments, at the Assignor's expense, if requested by the Assignee.

	15. Unenforceable Provisions Severable. All rights, powers and remedies provided herein may be exercised only to the extent that the exercise thereof does not violate any applicable law, and are intended to be limited to the extent necessary so that they will not render this Assignment invalid, unenforceable or not entitled to be recorded, registered or filed under any applicable law. If any term of this Assignment shall be held to be invalid, illegal or unenforceable, the validity of other terms hereof shall in no way be affected thereby. It is the intention of the parties hereto, however, that this Assignment shall confer upon the Assignee the fullest rights, remedies and benefits available pursuant to law.

	16. Successors and Assigns. The covenants and agreements herein contained shall bind, and the rights hereunder shall inure to the respective successors and assigns of the Assignor and the Assignee, including any purchaser at a foreclosure sale.

	17. Captions; Amendments; Notices. The captions and headings of the paragraphs of this Assignment are for convenience only and shall not be used to interpret or define the provisions of this Assignment. This Assignment can be amended only in writing signed by the

Assignor and the Assignee. Any notice from the Assignee to the Assignor under this Assignment shall be deemed to have been given when given by the Assignee in accordance with the requirements for notice by the Mortgagee under the Mortgage.

	18. Counterparts. This Assignment may be executed in any number of counterparts, each of which shall be an original but all of which shall constitute one instrument.

	19. Notices. Any notice which any party hereto may desire or may be required to give to any other party shall be given in the manner and to the addresses as provided for in the Mortgage.

	20. Governing Law. Except as may be otherwise expressly provided in the Mortgage and in the Note, all claims relating, in any way, to the foregoing shall in all respects be governed, construed, applied and enforced in accordance with the internal laws of the Commonwealth of Massachusetts without regard to principles of conflicts of law. The Mortgage and the Note together with all other documents executed in connection with the foregoing are referred to as the "Loan Documents". Notwithstanding the foregoing choice of law:

	(a) the procedures governing the creation, perfection and priority of the lien pertaining to real property and tangible personal property created by this Assignment and the enforcement by this Assignee of its foreclosure and other remedies against the Assignor under the Loan Documents with respect to the Mortgaged Property, including by way of illustration, but not in limitation, actions for foreclosure, for injunctive relief or for the appointment of a receiver shall be governed by the laws of the state where such Mortgaged Property is located; and

	(b) the Assignee shall comply with applicable law in the state where the Mortgaged Property is located to the extent required by the law of such jurisdiction in connection with the foreclosure of the liens created under the Loan Documents with respect to the Mortgaged Property.

	Nothing contained herein or in any provisions of the other Loan Documents shall be construed to provide that the substantive law of the state of where the Mortgaged
Property is located shall apply to any parties' rights and obligations under any of the Loan Documents, which, except as expressly provided in clauses (a) and (b) above, are and shall continue to be governed by the substantive law of the Commonwealth of Massachusetts. In addition, the fact that portions of the Loan Documents may include provisions drafted to conform to the law of the State where the Mortgaged Property is located is not intended, nor shall it be deemed, in any way, to derogate the parties' choice of law as set forth or referred to in the Loan Documents. The parties further agree that the Assignee may enforce its rights under the Loan Documents including, but not limited to, its rights to sue the Assignor or to collect any outstanding indebtedness in accordance with applicable law.

	Each party hereto hereby consents to personal jurisdiction in any state or Federal court located within the Commonwealth of Massachusetts, as well as to the jurisdiction of all courts from which an appeal may be taken from the aforesaid courts, for the purposes of any suit,

	IN WITNESS WHEREOF the Assignor has executed this Assignment as of the day and year first-above written.



                                   STOCKER YALE, INC.

                                   By: /s/ Mark W. Blodgett

Mark Blodgett,
Chairman of the Board



	COMMONWEALTH OF MASSACHUSETTS

	Suffolk, ss.                                 May 13, 1998

	Then personally appeared the above-named Mark
Blodgett, who acknowledged himself to be the Chairman of the Board of Stocker & Yale, Inc., a Massachusetts corporation and acknowledged the foregoing instrument to be his free act and deed and the free act and deed of said corporation,



								  By:/s/ John Evan Jones

                                     Notary Public
                                                        My
commission expires: 	October 8, 2004

	EXHIBIT A


	Legal Description of Insured Premises

A certain parcel of land, with the buildings thereon, situated in Salem. Rockingham County. State of New
Hampshire and Methuen. Essex County, Commonwealth of
Massachusetts, as shown on "Plan of Land in Salem, Hew
Hampshire for M & D Realty Trust prepared by Kimball
Chase Company. Inc. and dated March 15. 1983. recorded in the Rockingham County Registry of Deeds on even date herewith, and more particularly described as follows:

Beginning at the southwesterly corner of the granted premises by the intersection of Garabedian Drive, a public way, and Hampshire Road, a public way, at an iron pipe set in the ground on the northerly aide of said Hampshire Road as shown on said plan: thence running S 84 deg. 19' 15" E,
58.24 feet, along the northerly side of Hampshire Road to an iron pipe sat in the ground on the northerly side of Hampshire Road; thence running S 73 deg. 45' 25" E, 265.76 feet. along the northerly side of Hampshire Road to an iron pipe set in the ground on the northerly side of Hampshire
Road; thence running on an arc with & radius of 830 feet chord bearing S 49 deg. 05' 04" E. 219.70 feet along the northerly side of Hampshire Road to an iron pipe set in the ground at the intersection of the northerly side of Hampshire Road and the Massachusetts - New Hampshire boundary line as shown on said plans; thence running S 58 deg. 35' 27" E, 27.33 feet by the northerly side of said
Hampshire Road to the point where the northerly side of Hampshire Road intersects with the center line of the ditch as shown on said plan thence turning and running N 11 deg.
28' 00" E. 82.10 feet along the center of the ditch to a point shown on said plan; thence running N 8 deg. 22' 55"
E, 762.90 feet along the center of the ditch to a point shown on the said plan at the northeasterly corner of the y anted premises; thence turning and running N 81 deg. 27' 22
W, 503.90 feet, along land now or formerly of Construction
Industries, Inc. to an iron pipe set in the ground by a fire hydrant on the easterly aide of Garabedian Drive as shown on said plan; thence running on an arc with a radius of 750 feet, chord bearing S 34 deg. 50' 33" W, for a distance of 261.32 feet, along the easterly side of the said Garabedian Drive, to an iron pipe set in the ground on the easterly side of Garabedian Drive: thence proceeding along the easterly side of Garabedian Drive, S 27 deg. 44'
05" W, 100.26 feet to a nail set in the mound on the easterly side of Garabedian Drive; thence proceeding on an arc with a radius of 700 feet, chord bearing S 33 deg. 47'
47" W, 269.46 feet, along the easterly side of Garabedian
Drive to an iron pipe set in the ground on the easterly side of Garabedian Drive; thence running along the easterly side of Garabedian Drive. S 05 deg. 40' 45" W 80.09 feet to an iron pipe met in the ground on the easterly side of Garabedian Drive, thence running on an arc with a radius of 50 feet, chord bearing S 39 deg. 19' 15" E, 78.54 feet to point of beginning.

	2001579-0002
	ds2-337847



	ENVIRONMENTAL INDEMNITY AGREEMENT



	Reference is here made to that certain Note dated
May 13 1998 (as the same may be amended, modified or supplemented from time to time, herein the "Note") made payable by Stocker A Yale, Inc. (the "Indemnitor") to the order of Danvers Savings Bank (the "Lender") in the original principal amount of Seven Hundred and Fifty
Thousand Dollars ($750,000.00).

	The Indemnitor is executing and delivering this Environmental Indemnity Agreement (this "Agreement") to induce the Lender to enter into the Note, without which Agreement the Lender would not have entered into the Note and the transactions contemplated thereby.

	For good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Indemnitor hereby covenants, warrants, and agrees as follows:

	1. Definition of Terms.


	1.1 Certain Definitions. As used in this Agreement, the terms set forth below shall have the following meanings:

	(a) "Environmental Problem" shall mean any of the following:

	(i) the presence, suspected presence, or alleged presence of any Hazardous Materials on, in, under, or above all or any portion of the Premises;

	(ii) the release, suspected release,
threatened release, or alleged release of any Hazardous Materials from or onto the Premises;

		(iii) the violation, suspected violation, threatened violation, or alleged violation of any Hazardous Materials Legal Requirements with respect to the Premises; and

		(iv) the failure, suspected failure,
threatened failure, or alleged failure to obtain or to abide by the terms or conditions of any permit or approval required under any Hazardous Materials Legal Requirements with respect to the Premises.

A condition described above in this clause (a) shall constitute an "Environmental Problem" for purposes of this Agreement regardless of whether or not any federal, state, or local governmental authority or agency, or any private party, has taken any action in connection with such Problem or with the condition, suspected condition, threatened condition, or alleged condition said to give rise to such Environmental Problem.

	(b) "Environmental Report" shall mean a report prepared by a person or entity with expertise in identifying and analyzing Environmental Problems which details or describes, based in whole or in part on an assessment performed by or on behalf of that person or entity, Environmental Problems that are or may be in existence with respect to the Premises.

	(c) "Hazardous Materials" shall mean products, wastes and substances which, because of their quantitative concentration, chemical, radioactive, infectious or other characteristics, constitute or may reasonably be expected to constitute or contribute to a danger or hazard to public health, safety, welfare, or to the environment, including asbestos (whether or not friable), flammable materials, explosives, radioactive substances, polychlorinated biphenyls, other carcinogens, oil and other petroleum products, pollutants, solvents and chlorinated oils, pesticides, herbicides, radon gas, reactive metals and compounds, contaminants, and any other hazardous or toxic materials, chemical, biological, radioactive, or other wastes and substances which are defined, determined or identified as such in or pursuant to any Hazardous
Materials Legal Requirements.

	(d) "Hazardous Materials Legal Requirements" shall mean any and all applicable, federal, state or municipal laws, ordinances, rules and regulations now in force or subsequently enacted, modified, or amended pertaining to the protection of the environment or to health or safety risks arising therefrom, including, but not limited to, control of air pollution, water pollution, groundwater pollution, and the generation, manufacture, management, handling, use, sale, transportation, delivery, discharge, release, emission, treatment, storage, disposal or release or threatened release of Hazardous Materials. To the extent applicable, such laws include, but are not limited to: (a) the Clean Air Act, 42 U.S.C. Section 7401, et seq; (b) the
Clean Water Act, 33 U.S.C. Section 1251, et seq; (c) the
Safe Drinking Water Act, 42 U.S.C. Section 300f, et seq;
(d) the Resource Conservation and Recovery Act, 42 U.S.C.
Section 6901, et seq; (e) the Comprehensive Environmental
Response, Compensation and Liability Act, 42 U.S.C. Section
9601, et seq ("CERCLA"); (f) the Toxic Substances Control
Act, 15 U.S.C. Section 2601, et seq; (g) Title III of the
Superfund Amendments and Reauthorization Act ("SARA"), also known as the Emergency Planning and Community Right-to-Know
Act, 42 U.S.C. Section 11001; (h) the Hazardous Materials
Transportation Act, 49 U.S.C. Section 1801 et seq; (i) federal regulations promulgated pursuant to any of the foregoing statutes; (j) Massachusetts and New Hampshire laws and regulations enacted in order to implement federal environmental statutes and regulations; (k) the Massachusetts Hazardous Waste Management Act, M.G.L. c.
21C; (l) the Massachusetts Oil and Hazardous Materials
Release Prevention and Response Act, M.G.L. c. 21E ("21E");
(m) the Hazardous Substances Disclosure by Employers Act,
M.G.L. c. 111F; (n) New Hampshire RSA 146-A, RSA 146-C, RSA
147-A and RSA 147-B; (o) Massachusetts and New Hampshire regulations promulgated pursuant to the authority of applicable state environmental laws; and (p) local ordinances and regulations including those adopted by local emergency planning districts pursuant to Title III of SARA and implementing state legislation.

	(e) "Indemnified Expenses" shall have the meaning specified in section 2 hereof.


	(f) "Indemnified Parties" shall have the meaning specified in section 2 hereof.

	(g) "Mortgage" shall mean that certain Mortgage, Assignment of Leases and Rents, Security Agreement and
Fixture Filing of even date granted by the Indemnitor to the Lender recorded with the Rockingham County Registry of Deeds.

	(h) "Obligations" shall mean all of the obligations of the Indemnitor under the Note, the Mortgage and other
Loan Documents.

	     (i) "Loan Documents" shall mean the Loan Documents described and defined in the Mortgage.

	(j) "Person" shall mean an individual, a corporation, an association, a joint-stock company, a business trust or similar organization, a partnership, a joint venture, a trust, an unincorporated organization, or a government or any agency, instrumentality or political subdivision thereof.

(k)	"Premises" shall mean the "Mortgaged Premises"
described and defined in the Mortgage.

(l)	"Subject Obligations" shall mean the
obligations of the Indemnitor under this Agreement.

	1.2. Other Capitalized Terms, Certain Usages and
Gender. Other capitalized terms used herein without definition shall have the meanings ascribed to them in the Mortgage. The terms "include" and "including" shall be construed as if followed by the phrase "without limitation." All terms contained herein shall be construed, whenever the context of this Assignment so requires, so that the singular number shall include the plural, and the plural the singular, and the use of any gender shall include all genders.

	2. Indemnity and Hold Harmless.

	(a) The Indemnitor hereby irrevocably and unconditionally warrants, covenants, and agrees that the Indemnitor shall, at the sole cost and expense of the Indemnitor, indemnify, defend, protect, and hold harmless the Lender and it officers, trustees, directors, shareholders, policyholders, employees, and agents
(collectively, the "Indemnified Parties" or the "Indemnitees") against and from any and all damages, losses, liabilities, obligations, penalties, claims, sums paid in settlement of claims, litigation, demands, defenses, judgments, suits, proceedings, costs, disbursements, fines, encumbrances, liens, and expenses of any kind or of any nature whatsoever (collectively, the "Indemnified Expenses") that may at any time (including, without limitation, after the repayment of the Obligations or after foreclosure of the Mortgage or, subject to subsection 2(d) below, conveyance of the Premises in lieu of foreclosure) be imposed upon, incurred or suffered by, or asserted or awarded against any of the

Indemnified Parties, which arise directly or indirectly from or out of any Environmental Problem, without regard to whether that Environmental Problem arises before or after the date hereof or before or after any repayment and performance of the Obligations or any conveyance of the Premises by foreclosure of the Mortgage, or conveyance in lieu of foreclosure, and without regard to whether or not
(i) the Environmental Problem was disclosed in any Environmental Report performed for, or on behalf of, or otherwise received by the Lender or any other Indemnitee;
or (ii) the Lender or any other Indemnitee was otherwise aware of the Environmental Problem.

	(b) Indemnified Expenses shall include, without limitation, all of the following: (i) costs incurred in the removal of Hazardous Materials, costs incurred in investigation, monitoring, clean-up, and containment of Hazardous Materials, costs incurred to mitigate damages, closure costs, costs incurred for remediation and restoration, and other response costs, in any event to the extent necessary or appropriate to comply with Hazardous
Materials Legal Requirements; (ii) costs incurred to cure any violations of Hazardous Materials Legal Requirements;
(iii) damages for personal injury or death, property loss, or other loss in connection with an Environmental Problem;
(iv) civil and criminal fines and penalties in connection with an Environmental Problem; (v) costs incurred to remove any liens imposed by law in favor of the federal or any state or local government or governmental agency or authority in connection with an Environmental Problem; (vi) attorneys', accountants, consultants', and experts' fees and disbursements, administrative costs, and other out-of-pocket expenses (including without limitation any such fees, disbursements, costs, and expenses incurred as a result of groundless, false, or fraudulent claims or proceedings and/or in connection with investigating or evaluating any claim or proceeding) in connection with an Environmental Problem; (vii) sums paid to tenants and other third parties for indemnification pursuant to leases or other agreements wherein such tenants or other third parties are entitled to indemnification or payment on account of Environmental Problems; (viii) sums paid and any other liability to the federal government, any state or local government, any federal, state or local governmental authority, or any other person or entity for any costs described above; (ix) costs incurred under or by virtue of the Landlord Indemnity Agreement; (x) sums paid in satisfaction of judgments in connection with an Environmental Problem; (xi) costs and expenses (including attorney's fees) incurred as a result of any allegation by any person or entity that, by virtue of exercising any of its rights and remedies under any of this Agreement, the Note, the Mortgage, or any other Loan Document, the Lender
(or any other Indemnified Party) became an owner or operator of the Premises or otherwise engaged in control of the business of the Indemnitor, so as to make the Lender or any such other Indemnified Party liable or responsible under any Hazardous Materials Legal Requirements; (xii) costs to enforce or interpret the obligations of the Indemnitor under this Agreement; and (xiii) settlement costs in connection with an Environmental Problem.

	(c) Without limiting the obligations of the Indemnitor hereunder but subject to the provisions of section 8 hereof, the Lender may, in the exercise of its reasonable discretion: (i) by notice to the Indemnitor, advise the Indemnitor to correct or ameliorate the Environmental Problem in a manner consistent with Hazardous
Materials Legal Requirements, in which event the Indemnitor shall take such action at the expense of the Indemnitor;
and (ii) in the event the

Indemnitor does not diligently pursue to completion any corrective or ameliorative action contemplated by the preceding clause (i), the Lender may (but shall not be obligated to) itself cause to be taken appropriate action to correct or ameliorate the Environmental Problem in a manner consistent with Hazardous Materials Legal
Requirements, to the extent not prohibited under the law, in which event the Indemnitor shall cooperate with the Lender and shall indemnify the Lender and the other
Indemnified Parties for the costs incurred in taking such action in accordance with this Indemnity; but none of the Lender or any of the other Indemnified Parties shall have any obligation to do any of the foregoing.

	(d) If the Premises are conveyed by foreclosure of the Mortgage, or conveyance to the Lender or its designee in lieu of foreclosure, then the indemnity provided for under this instrument shall not apply to an Environmental
Problem where the condition, suspected condition, threatened condition, or alleged condition said to give rise to such Problem (as distinct from the Trustee's gaining of knowledge of such condition) first arises solely after and not on or before the date of such conveyance, unless the Indemnitor, or any person or entity under the control of the Indemnitor, caused, contributed to, or was negligent with respect to such condition, suspected condition, threatened condition, or alleged condition, and in such latter circumstances the indemnity provided for under this instrument shall continue to apply notwithstanding any such conveyance. In any event the indemnity provided for under this instrument shall continue to apply to Indemnified Expenses for which the Indemnitor is liable hereunder incurred after the date of any such conveyance which arise from or relate to any condition, suspected condition, threatened condition, or alleged condition (said to give rise to an Environmental Problem) in existence on or before the date of the conveyance or any Environmental Problem otherwise not excluded from coverage under the immediately preceding sentence, even if such condition, suspected condition, threatened condition, or alleged condition is not discovered until after the date of such conveyance.

	The Indemnitor hereby agrees that the Indemnitor's liability hereunder is joint and several with any other
Person(s) (the "Other Indemnitors") who or which may provide an indemnity as to the Subject Obligations.

	This Agreement is an absolute, primary,
unconditional, irrevocable, present and continuing agreement of indemnity, is not subject to any counterclaim, setoff, deduction, withholding, diminution, abatement, recoupment, suspension, deferment, reduction or defense
	and is in no way conditioned or contingent upon any attempt to collect from the Indemnitor or from any Other Indemnitor or upon any other condition or contingency. Payments by the
	Indemnitor hereunder shall be made in lawful money of the United States of America and may be required by any holder of the Notes on any number of occasions.

	This Agreement shall remain in full force and
effect without regard to, and the obligations of the
Indemnitor hereunder shall not be affected or impaired by:
(a) any amendment or modification of or supplement to any
of the Loan Documents, including, without limitation, any
amendment, modification and/or supplement which changes the
timing
or amount of any payment (or prepayment) of the principal
of or premium, if any, or interest on, or any other terms
of payment of, any of the Obligations; (b) any extension,
indulgence or other action or inaction in respect of any of
the Loan Documents; (c) any default by the Indemnitor or
any Other Indemnitor under, or any invalidity or
unenforceability of, or any irregularity or other defect
in, any of the Loan Documents; (d) any exercise or non-
exercise of any right, remedy, power or privilege in
respect of any of the Loan Documents; (e) any transfer of
the assets of the Indemnitor or any Other Indemnitor to, or
any consolidation or merger of the Indemnitor or any Other
Indemnitor with or into, any other Person; (f) any
bankruptcy, insolvency, reorganization or similar
proceeding involving or affecting the Indemnitor or any
Other Indemnitor; (g) any change in or addition to or
partial or complete release of any collateral securing the
Obligations or any partial or complete release of any
Other Indemnitor or other Person primarily or secondarily
liable for the Obligations or the Subject Obligations; (h)
any change of circumstances, whether or not foreseen or
foreseeable, or any impossibility of performance, whether
through acts of God, action of any governmental authority
or agency, change of law, other force majeure or otherwise,
whether or not beyond the control of the Indemnitor, any
Other Indemnitor or any other Person; (i) any attachment,
claim, demand, charge, lien, order, process, encumbrance or
any other happening or event or reason, or any withholding
or diminution at the source, by reason of any taxes,
assessments, expenses, obligations or liabilities of any
character, foreseen or unforeseen, and whether or not
valid, incurred-by or against any Person, or any claims,
demands, charges or liens of any nature, foreseen or
unforeseen, incurred by any Person, or against any sums
payable under any of the Loan Documents, so that such sums
would be rendered inadequate or would be unavailable to
make the payments therein provided; (j) the failure of the
Indemnitor to receive any benefit or consideration from or
as a result of its execution, delivery and performance of
this Agreement; or (k) any other circumstance or cause,
whether similar or dissimilar to any of the foregoing, that
might constitute a legal or equitable discharge or defense
of the Indemnitor and whether or not the Indemnitor shall
have had notice or knowledge thereof, it being agreed by
the Indemnitor that for the purposes hereof, the Subject
Obligations shall be due and payable and performable when
and as the Subject Obligations shall be due and payable and
performable in accordance with the terms hereof
notwithstanding that collection or enforcement of any of
the Obligations may be stayed or enjoined under any law or
may otherwise be impossible and notwithstanding that any
Obligation may then be or have become invalid, void or
voidable for any reason.

	3. Indemnification Procedures.


	(a) If any action shall be brought against any Indemnitee based upon any of the matters for which the Indemnitee is indemnified hereunder, the Indemnitee shall notify the Indemnitor in writing thereof and the Indemnitor shall promptly assume the defense thereof, including, without limitation, the employment of counsel acceptable to the Indemnitee(s) and the negotiation of any settlement;
provided, however, that any failure of the Indemnitee(s) to notify the Indemnitor of such matter shall not impair or reduce the obligations of the Indemnitor hereunder. In the event the Indemnitor shall fail to discharge or undertake to defend the

Indemnitee(s) against any claim, loss or liability for which the Indemnitee is indemnified hereunder, the Indemnitee may, at its sole option and election, defend or settle such claim, loss or liability. The liability of the Indemnitor hereunder to the Indemnitee(s) shall be conclusively established by such settlement, provided such settlement is made in good faith, the amount of such liability to include both the settlement consideration and the costs and expenses, including, without limitation, attorneys' fees and disbursements, incurred by the Indemnitee in effecting such settlement. In such event, such settlement consideration, costs and expenses shall be included in Indemnified Expenses and the Indemnitor shall pay the same as hereinafter provided. The good faith of the Indemnitee in any such settlement shall be conclusively established if the settlement is made on the advice of independent legal counsel for the Indemnitee.

	(b) The Indemnitor shall not, without the prior written consent of each affected Indemnitee(s): (i) settle or compromise any action, suit, proceeding or claim or consent to the entry of any judgment that does not include as an unconditional term thereof the delivery by the claimant or plaintiff to the Indemnitee(s) of a full and complete written release of the Indemnitee(s) (in form, scope and substance satisfactory to the Indemnitee in its sole discretion) from all liability in respect of such action, suit, proceeding or claim and a dismissal with prejudice of such action, suit, proceeding or claim; or
(ii) settle or compromise any action, suit, proceeding or claim in any manner that may adversely affect the Indemnitee(s) or obligate the Indemnitee(s) to pay any sum or perform any obligation as determined by the Indemnitee(s) in its sole discretion.

	(c) All Indemnified Expenses shall be immediately reimbursable to the Indemnitee when and as incurred and, in the event of any litigation, claim or other proceeding, without any requirement of waiting for the ultimate outcome of such litigation, claim or other proceeding, and Indemnitor shall pay to each Indemnified Party any and all Indemnified Expenses within ten (10) days after written notice from such Party itemizing the amounts thereof incurred to the date of such notice. In addition to any other remedy available for the failure of Indemnitor to periodically pay such Indemnified Expenses, such Indemnified Expenses, if not paid within said ten-day period, shall bear interest at the Default Rate (defined in the Note).

	4. Reinstatement of Obligations. If at any time all or any part of any payment made by the Indemnitor or received by any Indemnitee from the Indemnitor under or with respect to this Agreement is or must be rescinded or returned for any reason whatsoever (including, but not limited to, the insolvency, bankruptcy or reorganization of the Indemnitor), then the obligations of the Indemnitor hereunder shall, to the extent of the payment rescinded or returned, be deemed to have continued in existence, notwithstanding such previous payment made by the Indemnitor, or receipt of payment by the holder(s), and the obligations of the Indemnitor hereunder shall continue to be effective or be reinstated, as the case may be, as to such payment, all as though such previous payment by the Indemnitor had never been made.

	5. Waivers by Indemnitor. The Indemnitor hereby waives:
(a) presentment, demand for payment, and protest of non-payment; (b) notice of acceptance of this Agreement and of

(PAGE)
presentment, demand, and intent to accelerate and protest;
(c) notice of any default under any of the Loan Documents or any other agreement relating thereto; (d) demand for performance or observance of, and any enforcement of any provisions of, or any pursuit or exhaustion of rights or remedies against the Indemnitor, any other Indemnitor or any other Person under any of the Loan Documents and any requirements of diligence or promptness on the part of any holder of the Obligations or the Subject Obligations in connection therewith; and (e) to the extent the Indemnitor lawfully may do so, any and all other demands and notices of every kind and description with respect to the foregoing or which may be required to be given by any statute, or rule of law and any defense of any kind (other than the defense of payment) which the Indemnitor may now or hereafter have with respect to any of the Loan Documents or any other agreement relating thereto. Without limiting the generality of the foregoing, no Person who is entitled to the benefits of this Agreement shall be required to make any demand upon, or to pursue or exhaust any of its rights or remedies against, the Indemnitor or any Other Indemnitor or any other Person or any collateral or other security, prior to exercising any right hereunder, and no delay or omission on the part of any such Person in exercising any right under any of the Loan Documents or any other agreement relating thereto shall operate as a waiver or relinquishment of such right.

	The Indemnitor hereby irrevocably grants the Lender the full power in the sole discretion of the Lender, without notice to the Indemnitor and without in any way affecting the liability of the Indemnitor under this
Agreement: (a) to waive compliance with and any default under, and to consent to any amendment or consent to any change of any terms of any of the Loan Documents and any other agreement relating thereto, including, without limitation, any change in the timing or amount of any payment (or prepayment) of the principal of or premium, if any, or interest on, or any other terms of payment of, any of the Obligations or the Subject Obligations; and (b) to grant extensions or renewals thereof and other indulgences with respect thereto, and to effect releases, compromises or settlements with respect thereto.

	6. Representations and Warranties. The Indemnitor hereby represents and warrants the following to and for the benefit of each of the Indemnified Parties:

	6.1. Organization, Standing, Qualification, etc. The Indemnitor is a corporation duly organized and validly existing under the laws of the Commonwealth of Massachusetts, and has all requisite power and authority to own, lease and operate its properties, to carry on its business as now conducted and now proposed to be conducted, to execute and deliver this Agreement, and to perform its obligations and undertakings hereunder. The Indemnitor is duly qualified or licensed to do business and is in good standing in each jurisdiction in which the character of the properties owned or leased or the nature of the activities conducted makes such qualification or licensing necessary.

	6.2. Litigation, etc. There is no action, proceeding or investigation pending or threatened (or any basis therefor known to the Indemnitor) which questions the validity of this

Agreement or any action taken or to be taken pursuant hereto. There is no outstanding judgment, decree or order affecting the Indemnitor.

	6.3. Valid and Binding Obligations; Compliance with
Other Instruments, etc. This Agreement has been duly authorized by the Indemnitor and constitutes the valid and legally binding obligation of the Indemnitor, enforceable against the Indemnitor in accordance with its terms. The
Indemnitor is not in violation of or in default under any term of its charter, by-laws or other organizational document, or of any agreement, document, instrument, judgment, decree, order, law, statute, rule or regulation applicable to the Indemnitor or any of its properties and assets. The execution, delivery and performance of and the consummation of the transactions contemplated by this Agreement will not violate or constitute a default under, or permit any Person to accelerate or to require the prepayment of any indebtedness of the Indemnitor pursuant to, or result in the creation of any lien upon any of the properties or assets of the Indemnitor pursuant to, any term of the charter, by-laws or other organizational document of the Indemnitor, or any agreement, document, instrument, judgment, decree, order, law, statute, rule or regulation applicable to the Indemnitor or any of its properties and assets. The Indemnitor is not a party to or bound by or subject to any charter, by-law or other organizational document, or any agreement, document, instrument, judgment, decree, order, law, statute, rule or regulation, other than laws, statutes, rules and regulations applicable to business organizations generally under the terms of or pursuant to which its obligation to pay all amounts due from it and/or to perform all obligations imposed on it and/or to comply with the terms applicable to it under this Agreement is in any way restricted.

	6.4. Consents, etc. No consent or filing with, or other action by, any Person (including, without limitation, any creditor of or lender to the Indemnitor) is required as a condition precedent to the valid execution, delivery and performance by the Indemnitor of this Agreement or the transactions contemplated by this Agreement.

7.	General Provisions.

	7.1. No amendment or waiver of any provision of this Agreement or consent to any default under, breach of or, departure from this Agreement by the Indemnitor shall in any event be effective unless the same shall be in writing and signed by the Indemnitor and the Lender at the time outstanding and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

	7.2. All notices, demands, requests and other communications required pursuant to the provisions of this Agreement shall be in writing, and shall be deemed to have been received, on the date of receipted delivery (or the first business day thereafter if such day of receipted delivery is not a business day), if hand delivered or sent by commercial courier, or two (2) business days after depositing the same in the United States Mails, if sent by United States Registered or Certified Mail-Return Receipt
Requested, postage prepaid, to the respective addresses as follows:

(i) if to the Indemnitor   Stocker & Yale, Inc.
       then to it at          32 Hampshire Road
                              Salem, New Hampshire
                              Attn.: Mark Blodgett

       with a courtesy        Stuart Cable, Esq.
       copy to:               Goodwin, Procter & Hoar LLP
                              Exchange Place
                              Boston, Massachusetts 02109


  (ii)if to the Lender,       Danvers Savings Bank
      then to it at:          One Conant Street
                              Danvers, Massachusetts 01923
                              Attn.: Kevin Bottomley



       and a courtesy         Anne R. Jackowitz, P.C.
       copy to:               Choate, Hall & Stewart
                              Exchange Place
                              53 State Street
                              Boston, MA 02109

	Any of the parties may designate a change of address by notice in writing to the other parties. In no event shall the failure of any party to furnish courtesy copies of any notice to legal counsel of the other party as specified above render ineffective any such notice otherwise given in the manner hereinabove provided.

	7.3. This Agreement, including the validity hereof and the rights and obligations arising hereunder, and all amendments and supplements hereof and all waivers and consents hereunder (which amendments, supplements, waivers and consents, in any event, shall have no efficacy except and unless in writing) shall be construed in accordance with and governed by the domestic substantive laws of The Commonwealth of Massachusetts without giving effect to any choice of law or conflicts of law provision or rule that would cause the application of the domestic substantive laws of any other jurisdiction. The Indemnitor, to the extent that the Indemnitor may lawfully do so, hereby consents to service of process, and to be sued, in The Commonwealth of Massachusetts and consents to the jurisdiction of the courts of The Commonwealth of Massachusetts and the United States District Court for the District of Massachusetts, as well as to the jurisdiction of all courts to which an appeal may be taken from any such courts, for the purpose of any suit, action or other proceeding arising out of any of the Indemnitor's obligations hereunder, and expressly waives any and all objections the Indemnitor may have as to venue in any such courts. The Indemnitor further agrees that a summons and complaint commencing an action or proceeding in any of such courts shall be properly served and shall confer personal jurisdiction if served personally or by certified mail to the Indemnitor or as otherwise provided under the laws of The Commonwealth of Massachusetts. Notwithstanding the foregoing, the Indemnitor agrees that nothing contained herein shall preclude the institution of any such suit, action or other proceeding in any jurisdiction other than The Commonwealth of Massachusetts.

	7.4. The obligations of the Indemnitor are independent of the obligations of any of the other Indemnitors under any of the other Loan Documents. A separate action or actions may be brought and prosecuted against the Indemnitor hereunder, whether or not an action is brought against the Indemnitor or any other Person under any of the other Loan
Documents.

	7.5. This instrument shall bind the successors and assigns of Indemnitor and inure to the benefit of the respective heirs, successors and assigns of the Lender and the other
Indemnified Parties.

	7.6. THE INDEMNITOR IRREVOCABLY WAIVES ALL RIGHT TO A TRIAL BY JURY IN ANY SUIT, ACTION OR OTHER PROCEEDING INSTITUTED
BY OR AGAINST THE INDEMNITOR IN RESPECT OF THE INDEMNITOR'S
OBLIGATIONS HEREUNDER.

	7.7. This Agreement (together with the other Loan
Documents) embodies the entire agreement and understanding between the Indemnitor (on the one hand) and the Lender (on the other) and supersedes all prior agreements and understandings relating to the subject matter hereof. In case any provision in this Agreement or any of the other
Loan Documents shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions hereof and thereof shall not in any way be affected or impaired thereby.

	7.8. All or any of the rights hereunder of the Lender may be transferred or assigned at any time and shall be transferred and assigned upon the transfer of any interest in the Note, whether with or without the consent of or notice to the Indemnitor.

	7.9. The rights of the Indemnified Parties specifically granted by this Agreement shall be in addition to any other rights and remedies available against the Indemnitor under any other document or instrument now or hereafter executed by the Indemnitor, or at law or in equity (including, without limitation, any right of reimbursement or contribution pursuant to CERCLA, Chapter 21E, or any other Hazardous Materials Legal Requirements), and shall not in any way be deemed a waiver or release of any of such rights.

	IN WITNESS WHEREOF, the Indemnitor has executed this Agreement as of the day and year first written above, to take effect as a Massachusetts instrument under seal.


Witness:

By:/s/ John Evan Jones
						    	STOCKER & YALE, INC.,
                             	a Massachusetts corporation

                              By:/s/ Mark W. Blodgett

                              Mark Blodgett
                              Chairman of the Board

	 DS2.337714.1
	 2001579-0002



	SETTLEMENT STATEMENT





	LENDER: 	Danvers Savings Bank

	MAKER: 	Stocker & Yale, Inc.

	LOAN TYPE: 	Second Mortgage Loan of $750,000.00
(the "Loan")

	CLOSING: 	As of May 13, 1998
	Choate, Hall & Stewart
	Exchange Place, 53 State Street
	Boston, MA 02109


	In connection with the Loan, the undersigned hereby authorizes you to disburse the Loan proceeds as follows:

  LOAN AMOUNT                                  $750,000.00

     Payee:

       Danvers Savings Bank (fee)               ($3,750.00)


       Title Insurance Premium and
       Recording Costs                           ($2042.32)

       Choate, Hall' & Stewart - Legal Services (13,030.00)
       (including disbursements)
	                                 ____________

       Balance of Loan Proceeds to be
       distributed for acquisition of
       Lasiris, Inc.                          ($731,195.68)

       By wire to:
	See Schedule A

                                    STOCKER YALE, INC.

                                    By:/s/ Mark W. Blodgett

BOSTON SAFE DEPOSIT WIRE INSTRUCTIONS


       The following are wire instructions to Boston Safe
                        Deposit & Trust

                 Boston Safe Deposit & Trust
                     One Boston Place
                     Boston MA 02108
                     ABA #011-001-234
              Acct Name. Goodwin, Procter A Hoar
           Acct Officer: Brian Gregory 617/722-7509
                      Acct #13-041-9


            Attention Stocker & Yale - Evan Jones