Form 10KSB/A
period 1997-12-31
STOCKER & YALE INC
filed 1998-08-28
CIK 94538

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              Form 10-KSB/A

(X) Annual Report Pursuant to Section 13 or 15 (d) of the Securities Act
                                of 1934
                            (Amendment No.1)
              For the fiscal year ended December 31, 1997
                                  or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Act of 1934
          For the transition period from _________ to _________
                    Commission File Number 0-5460

                          Stocker & Yale, Inc.

   State of Massachusetts - I.R.S. Employer Identification No.: 04-2114473

                            32 Hampshire Road
                             Salem, NH 03079
                             (603) 893-8778

    Securities Registered Pursuant to Section 12(b) of the Act: None
      Securities Registered Pursuant to Section 12(g) of the Act:
              Common Stock (par value of $0.001 per share)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(x) No( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( )

The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant as of August 28, 1998 was approximately $2,272,881. For purposes of this computation, all executive officers, directors and 5% owners of the Registrant have been deemed to be affiliates.

As of August 28, 1998, there were 3,364,340 shares of the Registrant's Common Stock, $.001 par value, outstanding.

Part III. Items 9, 10, 11 and 12 of this report on Form 10-K is hereby amended and restated in full by adding those items as follows:


                               PART III

Item 9.  Directors and Executive Officers of the Registrant

Name   		Age 	    Position
----			---	    --------


Mark W. Blodgett	 41      Chairman of the Board and Chief Executive Officer

James Bickman 	   81      President and Director

Alex W. Blodgett	 39      Director

Clifford L. Abbey 52      Director

John M. Nelson	   66      Director

Steven E. Karol	  43      Director


Information Regarding Directors

The principal occupation and business experience of each director is set forth below:

Mark W. Blodgett purchased a majority of the shares of the Common Stock of the Company in 1989 and since then he has maintained overall responsibility for daily operations and strategic planning. Prior to joining the Company in 1989, Mr. Blodgett worked for a private merchant bank (1988-1989); was a corporate vice president at Drexel Burnham Lambert, Inc. in New York (1980-1988); and was a merger and acquisition associate for European American Bank in New York (1979-1980). Mr. Blodgett is actively involved
in the Young Presidents Organization.   Mark Blodgett is the brother of
Alex W. Blodgett, a Director of the Company.

James Bickman presently serves as President of the Company's Salem Division. Mr. Bickman has been a Director of the Company and its predecessor entities since 1961, and joined as its President and Chief Executive Officer in 1964. Mr. Bickman has an extensive background in manufacturing and engineering, and has been responsible for the growth of the Company over the past thirty years from a small manufacturer of optical metrology instruments. Prior to joining the Company, Mr. Bickman was a co-founder and operator of a successful engineering sales and manufacturing business.

Alex W. Blodgett is President of Watersave Logic Corporation, a manufacturing company. He was elected Director in June 1994 and also served as President of the Company's Stilson Division from February 1994 through
May 1997. From January 1993 until December 1993, he was Vice President of Corporate Development for Brassie Golf Corporation, a corporation engaged primarily in the development of golf courses, and a partner with Pacificbridge Investments, a real estate development firm. From April 1986 until November 1991, he was a partner with Gordon Capital Corporation, a private investment bank. Alex W. Blodgett is the brother of Mark W. Blodgett.

Clifford L. Abbey is the Chief Executive Officer and principal shareholder of San Francisco 415 Corporation, a manufacturer and distributor of designer jeans. Mr. Abbey has an established reputation as a successful entrepreneur, having founded, operated and ultimately sold a number of small and middle-market businesses. Mr. Abbey has been a Director of the Company since 1994.

John M. Nelson is the Chairman of The TJX Companies, Inc., a retailer of off-price fashion goods. From 1991 to 1997, Mr. Nelson was Chairman of Wyman-Gordon, Inc., a manufacturer of forgings, investment castings and composite structures for the commercial transportation, commercial power and defense industries, and from 1991 through 1994, he also served as
Wyman-Gordon Company's Chief Executive Officer.   Prior to that time,
Mr. Nelson served for many years in a series of executive positions with Norton Company, a diversified industrial products manufacturer, and was Norton Company's Chairman and Chief Executive Officer from 1988 to 1990, and its President and Chief Operating Officer from 1986 to 1988. Mr. Nelson is also a Director of Browne & Sharpe Manufacturing Company, Eaton Vance, Aquila Biopharmaceuticals, Inc., and Commerce Holdings, Inc.
Mr. Nelson has been a Director of the Company since February 1995.

Steven E. Karol is President and CEO of HMK Enterprises, Inc., a diversified manufacturing group which includes a steel mini-mill/integrated mill. Mr. Karol received his B.S. at Tufts University, and he is a graduate of the President's Program on Leadership (PPL) at the Harvard University Graduate School of Business Administration.

Compliance with 16(a) of the Exchange Act

Section 16(a) of the Securities and Exchange Act of 1934, as amended, (the "Exchange Act") requires the Company's executive officers and Directors, and persons who are beneficial owners of more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, Directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its executive officers, Directors and greater than 10% beneficial owners were satisfied, except that an initial Form 3 was inadvertently not filed timely for Steven E. Karol and for George A. Fryburg, and that Clifford L. Abbey failed to timely file a report regarding the purchase of Common Stock by a member of his family; each such report was subsequently filed.

Item 10.  Executive Compensation

Summary Compensation Table

The following table shows for the fiscal years ended December 31, 1995, 1996, and 1997 compensation paid by the Company to the Named Executives.


                      Annual Compensation         Long-Term Compensation
                      -------------------         ----------------------

                                         Other                           All
                                         Annual  Restricted Securities  Other
Name and	     	                          Compen-  Stock     Underlying  Compen-
Principal          Year Salary (1) Bonus sation   Awards	    Options	   sation
Position

Mark W. Blodgett   1997 $297,862     --    --        --       20,000      --
Chairman and Chief 1996 $227,611     --    --        --       20,000      --
Executive Officer  1995 $255,954     --    --        --         --        --

Susan A. Hojer
Sundell
Senior Vice       1997  $110,296     --    --         --      10,000      --
President -       1996  $100,303     --    --         --       6,000      --
Finance and       1995   $96,684     --   --          --       7,000      --
Treasurer

Kenneth A.
Ribeiro
Vice President    1997  $109,972     --     --         --      7,000      --
Engineering,      1996  $ 56,853     --     --         --      6,000      --
Salem             1995  $   --       --     --         --       --        --

William J.
Michaud
Vice President
Sales             1997  $130,315     --     --         --      5,000      --
and Marketing,    1996  $ 47,146     --     --         --      7,000      --
Salem

(1) Salary includes amounts, if any, deferred pursuant to the Company's 401(k) Plan.
(2) Kenneth A. Ribeiro became an employee of the Company on June 10, 1996.
(3) William J. Michaud was employed by the Company from August 15, 1995 through December 12, 1997.

Option Grants in Last Fiscal Year

The table below sets forth grants of options to purchase shares of Common Stock pursuant to the 1996 Stock Option Plan made during the last completed fiscal year to the named executive officers:

          Number of Securities Percent of Total Options Exercise  Expiration
Name       Underlying Options   Granted to Employees     Price      Date

Mark W.    20,000 (non-qualified)     27.2 %            $5.38 	   4/1/2007
Blodgett
Susan A. Sundell    10,000		          13.6 %            $5.38     4/1/2007

William J. Michaud* 10,000		          13.6 %            $5.38	    4/1/2007
Kenneth A. Ribeiro  7,000              9.5 %            $5.38     4/1/2007


*William J. Michaud terminated employment with the Company on December 12, 1997. On January 27 and February 3, 1998, Mr. Michaud exercised previously granted options to purchase 2,300 shares of Common Stock at a price of $4.40 per share. All other options granted to Mr. Michaud, including 10,000 granted in 1997, were forfeited by Mr. Michaud.


Termination of Employment Change in Responsibilities and Employment Contracts

The Company has no plan or arrangement with respect to the compensation of its executive officers which would be payable upon the resignation, retirement or any other termination of any executive officer's employment with the Company or its subsidiaries or in connection with a change of control of the Company or any subsidiary of the Company or a change in the executive
officer's responsibilities following a change in control.   However,
options to purchase shares of Common Stock granted pursuant to the 1994
Stock Option Plan (the "1994 Plan") become fully vested upon a change of control as defined in the 1994 Plan. Under the 1996 Stock Option Plan, in the event of a change of control, as defined in the 1996 Stock Option Plan, the Board of Directors, in its discretion, may provide for substitution or adjustments of outstanding options granted under the 1996 Stock Option Plan, or may terminate all unexercised options granted under the 1996 Stock Option Plan with or without payment of cash consideration. In addition, certain options granted to outside Directors of the Company vest upon such a change of control. There are no employment contracts between the Company and any of the named executive officers.


Item 11.  Security Ownership of Certain Beneficial Owners and Management


Name and Address (1)	          Number of Shares of Common Stock  Percentage

Mark W. Blodgett                        730,924.1 (2)               27.6%

Hoover Capital Management, Inc.         756,469.8 (3)               28.2%
50 Congress Street
Boston, MA 02109

Chilton Investment Partners LP          257,520.0 (4)               10.0%
399 Park Avenue  28th Floor
New York, NY 10022

Trainer Wortham & Co.                   177,352.8                    6.9%
845 Third Avenue 6th Floor
New York, NY 10022

Blodgett 1989 Family Trust              141,607.2 (9)                5.5%
Daniel L. Mosely, Trustee
c/o Cravath, Swaine & Moore
825 Eighth Avenue
New York, NY 10017

James Bickman                            53,882.2 (5)                2.1%

Clifford L. Abbey                        10,000.0 (6)                 *

Alex W. Blodgett                         57,200.0 (7)                2.2%

Steven E. Karol                             ---                       --

John M. Nelson                           14,000.0 (6)                 *

Susan A. Hojer Sundell                   20,330.0 (8)                 *

Kenneth A. Ribeiro                        1,560.0                     *

Directors and Named Executive
Officers as a Group (8 persons)         886,996.3                   32.7 %

*       Less than one percent.

1) Unless otherwise stated, the address for the named party is c/o Stocker & Yale, Inc., 32 Hampshire Road Salem, NH 03079

2) 635,230.8 shares owned directly and 19,600 shares owned indirectly through the Helen W. Blodgett Trust, of which Mark W. Blodgett is a Trustee. Total also includes 62,534 shares which may be acquired upon the exercise of stock options that are currently exercisable or that will be exercisable within 60 days of March 25, 1998, and 13,559.3 shares which may be acquired by the Helen W. Blodgett Trust within 60 days of March 25, 1998 pursuant to 7.25% Convertible Subordinated Notes due May 1, 2001. Total excludes 141,607.2 shares owned by the Blodgett 1989 Family Trust, of which Mark W. Blodgett is the Settlor. Mr. Blodgett disclaims beneficial ownership of the shares held by the Blodgett 1989 Family Trust and the Helen W. Blodgett Trust.

3) As reported in a Schedule 13G filed on February 28, 1998 with the Securities and Exchange Commission by Hoover Capital Management, Inc. Includes 607,095 shares beneficially owned by various clients of Hoover Capital Management, Inc. ("HCM"), for which HCM exercises sole dispositive and sole voting power. Also includes 94,915.1 shares which may be acquired by such clients of HCM within 60 days of March 25, 1998 pursuant to 7.25% Convertible Subordinated Notes due May 1, 2001. HCM is a registered investment adviser under the Investment Advisers Act of 1940, as amended,
and disclaims beneficial ownership of these Notes and  these shares.   HCM
also provides investment advisory services to the Helen W. Blodgett Trust of which Mark W. Blodgett is a Trustee. HCM shares dispositive and voting power with respect the to the Helen W. Blodgett Trust, which holds a total of 33,159.3 shares, consisting of 19,600 shares owned directly and 13,559.3 shares which may be acquired by The Helen W. Blodgett Trust within 60 days of March 25, 1998 pursuant to 7.25% Convertible Subordinated Notes due May 1, 2001. Steven R. Hoover, Chairman and CEO of HCM, directly holds 21,300 shares.

4) As reported in a Schedule 13D filed on January 10, 1997 and amended on July 29, 1997 with the Securities and Exchange Commission by Chilton Investment Co., Inc.

5) Includes 7,506 shares which may be acquired upon the exercise of stock options that are currently exercisable or that will be exercisable within 60 days of March 25, 1998.

6) Includes 9,000 shares which may be acquired upon the exercise of stock ] options that are currently exercisable or that will be exercisable within 60 days of March 25, 1998.

7) Includes 21,000 shares which may be acquired upon the exercise of stock options that are currently exercisable or that will be exercisable within 60 days of March 25, 1998.

8) Includes 19,000 shares which may be acquired upon the exercise of stock options that are currently exercisable or that will be exercisable within 60 days of March 25, 1998.

9) As reported in a Schedule 13G filed on March 17, 1998 with the Securities & Exchange Commission by the Blodgett Family Trust.


		Named Executive Officers and Significant Employees

The names and ages of all current Named Executive Officers of the Company and the principal occupation and business experience during the last five years are as set forth below.

Name	        	               Age 	    Position

Mark W. Blodgett (1)	        41	      Chief Executive Officer
James Bickman (1)	           81	      President
Susan A. Hojer Sundell	      48	      Senior Vice President, Finance and
                                          Treasurer
Kenneth A. Ribeiro	          51	      Vice President of Engineering of
                                          Salem Division

(1) For descriptions of business experience, please refer to "Information Regarding Directors" above.

Susan A. Hojer Sundell is Senior Vice President of Finance and Treasurer of the Company and is responsible for all aspects of financial management, including accounting and treasury functions, corporate compliance and human resources. Ms. Sundell advanced to Vice President in 1992 from the MFE Division, where she served in a variety of positions including Operations Manager and Controller. Ms. Sundell joined MFE in 1981.

Kenneth A. Ribeiro is Vice President-Engineering for the Salem Division, responsible for both product development and existing product line support. Mr. Ribeiro has 18 years of design experience in the areas of electronics, optics, acoustics, thermodynamics and pneumatics, with in-depth experience in both hardware and software. Prior to joining the Company in June of 1996, Mr. Ribeiro was employed by American Optical Corporation, Merrimack Laboratories, Inc., Ion Track Instruments, Inc., and Kaye Instruments, Inc.

George A. Fryburg, age 46, is Senior Vice President and General Manager of the Salem Division, responsible for plant operations including manufacturing, procurement, fulfillment, and distribution. Mr. Fryburg has twenty years of manufacturing experience. He previously held plant manager and operations manager positions with Norton Company (1986-1997) and engineering and manufacturing management positions with GTE Sylvania (1977-1986). Mr. Fryburg joined the Company in May of 1997.

Item 12.  Certain Relationships and Related Transactions

Family Relationships

Mark W. Blodgett, Chairman of the Board of Directors and Chief Executive Officer of the Company, is the brother of Alex W. Blodgett, a Director of the Company.

                                 SIGNATURE

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                                 STOCKER & YALE, INC.

Date:  August 28, 1998                           By: /s/ Mark W. Blodgett
                                                     --------------------

                                                     Mark W. Blodgett
                                                     Chairman and Chief
                                                     Executive Officer