Form 10QSB
period 1998-09-30
STOCKER & YALE INC
filed 1998-11-17
CIK 94538

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

Commission file number 0-5460
____________________________________________


STOCKER & YALE, INC.
(Name of small business issuer in its charter)


Massachusetts
(State or other jurisdiction of incorporation or organization)

04-2114473
(I.R.S. employer identification no.)

32 Hampshire Road
Salem, New Hampshire                                 03079
(Address of principal executive offices)           (Zip Code)

(603) 893-8778
(Issuer's telephone number)

____________________________________________
Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for uch shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
___X___Yes   ________No

As of November 13, 1998 there were 3,364,340 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):
_______Yes     ____X___No

                              PART I FINANCIAL STATEMENTS
                        Item 1.1  CONSOLIDATED BALANCE SHEETS
                                 STOCKER & YALE, INC.

                                      ASSETS

                                 September 30,1998    December31,1997
                                    (unaudited)          (audited)
CURRENT ASSETS:
Cash                              $      133,713       $	    73,520
Accounts Receivable                    2,085,692          1,860,624
Prepaid Taxes                            503,022            579,332
Inventory                              5,961,724          4,957,095
Prepaid expenses                         332,894            117,354
Total current assets                   9,017,045          7,587,925

PROPERTY, PLANT AND EQUIPMENT, NET 	   4,242,537          3,857,504

NOTE RECEIVABLE                                -		        1,000,000

GOODWILL, NET OF ACCUMULATED           2,560,534 	        8,453,000
AMORTIZATION

IDENTIFIED INTANGIBLE ASSETS           2,961,361                 -

OTHER ASSETS                              76,457             92,322

                                    $	18,857,934       $	20,990,751

                LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
Current portion of long-term debt   $    215,912      	$    443,334
Short Term Debt                          746,796                  -
Accounts payable                       2,975,221          1,858,936
Accrued expenses                         810,570 	          541,668
Accrued Taxes                            129,038	                 -
Current Lease Obligations                197,062             89,771
Total current liabilities              5,074,599         	2,933,709

LONG-TERM DEBT	                        5,357,436          3,809,658

LONG TERM LEASE OBLIGATIONS              634,246            223,575
OTHER LONG-TERM LIABILITIES              564,688            564,688
SUBORDINATED NOTES                     1,350,000          1,350,000
DEFERRED INCOME TAXES                  1,870,567            876,904

STOCKHOLDERS' INVESTMENT:
Common stock, par value $0.001             3,364              2,568

Authorized-10,000,000
Issued and outstanding-3,364,340
shares at September 30, 1998 and
2,567,894 shares at December 31, 1997

Cumulative Translation AdjustmenT        (30,537)                 -
Paid-in capital                       13,688,913         10,822,705
Retained earnings                     (9,655,342)	          406,944

Total stockholders' investment         4,006,398 	       11,232,217

                                   $  18,857,934       $	20,990,751

                        PART I FINANCIAL STATEMENTS
            Item 1.2  CONSOLIDATED STATEMENTS OF OPERATIONS
                           STOCKER & YALE, INC.
                               (UNAUDITED)


                   Three Months Ended                  Nine Months Ended
                     September 30,                       September  30,
                 1998             1997               1998            1997


NET SALES     $	3,563,158    $  2,689,583        $	9,058,439    $ 8,227,525

COST OF SALES   2,240,701       1,882,681 	        5,791,668      5,139,564

Gross profit    1,322,457         806,902 	        3,266,771      3,087,961

SELLING EXPENSES  553,126         594,870	         1,318,652      1,434,227

GENERAL AND       850,266         635,895          2,362,233      1,488,138
ADMINISTRATIVE EXPENSES

ACQUIRED IN             -               -          1,087,914             -
PROCESS R&D

Goodwill Impairment     -               -          7,365,662             -

RESEARCH AND      256,697          222,415           643,397       553,940
DEVELOPMENT

Operating loss   (337,632)        (646,278)       (9,511,087)     (388,344)

INTEREST EXPENSE	(177,000)        (107,913)       	 (427,806)     (272,217)

Loss before      (514,632)        (754,191)       (9,938,893)     (660,561)
income taxes

INCOME TAX        101,921         (277,000)          123,391      (185,000)
EXPENSE/BENEFIT

Net loss      $  (616,553)       $(477,191)   $  (10,062,284)    $(475,561)

PER SHARE INFORMATION

(1):Basic net     $	(0.18)        $ ( 0.19)   $       (	3.38)      $(0 .19)
loss per
common share

Weighted average
number of common shares
outstanding     3,364,340        2,567,894         2,980,096     2,567,894

(2):Diluted net
loss per common and
dilutive potential
common shares outstanding
                  $	(0.18)         $( 0.19)         $(	3.38)      $(0 .19)

Weighted Average
Number of Common
and dilutive potential
common shares outstanding
                3,364,340        2,567,894         2,980,096     2,567,894


                      PART I  FINANCIAL STATEMENTS
             Item 1.3 CONSOLIDATED STATEMENTS OF CASH FLOWS
                         STOCKER & YALE, INC.
                             (UNAUDITED)

                                                 Nine  Months Ended
                                                   September  30
                                               1998              1997


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                   $  (10,062,284)    $ (475,561)
Adjustments to reconcile net loss to net
cash used in/provided by operating
activities-

Acquired in Process Research and Development    1,087,914              -
Goodwill Impairment                             7,365,662              -
Depreciation and amortization                     573,725  	     429,750
Deferred income taxes                            (260,369)	      (40,000)
Other changes in assets and liabilities-
Accounts receivable, net                          449,176       (411,356)
Inventories                                      (201,017)    (1,109,190)
Prepaid expenses                                 (207,160)      (295,372)
Prepaid taxes                                     201,215              -
Accounts payable                                  583,173        (23,236)
Accrued expenses                                  146,041            419
Other assets                                            -        (52,166)
Accrued and refundable taxes                      129,034              -
Net cash used in operating activities            (194,890)    (1,976,712)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment       (435,650)     	(791,196)
Acquisition of Lasiris                         (3,815,234)             -
Net cash used in investing activities          (4,250,884)     	(791,196)

CASH FLOWS FROM FINANCING ACTIVITIES:

Danvers Savings Bank Financing                    750,000              -
Toronto Dominion Financing                        798,675              -
Proceeds - Equipment Lease Financing              503,365        387,027
Advances/(Payments) of bank debt                  349,627      1,311,593
Issuance of Common Stock                           10,121              -
Private Placement of Common Stock               1,124,716              -
Receipt of Beverly Hospital note receivable     1,000,000              -
Net cash provided by financing activities       4,536,504      1,698,620

EFFECT OF EXCHANGE RATE ON CHANGES IN CASH        (30,537)             -
NET INCREASE/(DECREASE) IN CASH AND CASH           60,193     (1,069,288)
EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     73,520      1,244,418

CASH AND CASH EQUIVALENTS, END OF PERIOD        $	133,713      $	175,130

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Cash paid for interest                            308,924        299,229
Cash paid for taxes                                 7,961         26,592


PART 1. FINANCIAL STATEMENTS

Notes to Financial Statements

Note 1.  General

The interim consolidated financial statements presented have been prepared by Stocker & Yale, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three month and nine month periods ended September 30,1998 and September 30,1997 (b) the financial position at September 30,1998 and (c ) the cash flows for the nine month periods ended September 30,1998 and September 30,1997. Interim results are not necessarily indicative of results for a full year.

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

Note 2. Acquisition of Lasiris and Purchase Price Allocation

Overview

On May 13, 1998, the Company acquired Lasiris, Inc. ("Lasiris"), a Canadian manufacturer of industrial lasers for the machine vision and industrial inspection industries. The Company acquired Lasiris through Lasiris Holdings, Inc., a newly formed New Brunswick corporation ("LHI") and a subsidiary of the Company. Lasiris will be operated as a wholly-owned Canadian subsidiary of LHI.

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
                                                 ----------
                                                  5,547,400

In connection with the acquisition of Lasiris, the Company allocated $1.088 million of the purchase price to incomplete research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete products. At the date of acquisition, the development of these projects had not reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

Lasiris' acquired research and development value is comprised of research and development programs designed to significantly enhance the Company's current product line, as well as to develop new laser products and technologies. Management expects that the projects will be completed during the period from the fourth quarter of 1998 through the end of the calendar year 2000. At the acquisition date, programs ranged in completion from 10% to 80%, and aggregate continuing research and development commitments to complete the projects are expected to be approximately $1.5 million.
The acquired research and development represents developmental efforts associated with the introduction of new and enhanced laser systems. Remaining development activities for these programs included the research, development and testing of advanced electronic, optical, and thermal technologies. Expenditures to complete these projects are expected to total approximately $400,000 in 1998, $500,000 in 1999, and $500,000 in
2000. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

As evidenced by the continuation of these projects, management believes the Company has a reasonable chance of successfully completing each of the major research and development programs. However, there is substantial risk associated with the completion of the projects and there is no assurance that any will achieve either technological or commercial success. If none of the research and development projects is successfully completed, the sales and profitability of the combined company would be adversely affected and the value of the research and development projects will not be realized.

Further information about the acquisition of Lasiris may be found in the Company's Form 8-K, which was filed with the Securities and Exchange Commission (the "SEC") on May 27, 1998, and amended on Form 8-K/A, filed with the SEC on July 27, 1998.

Note 3.  Proforma Financial Information

The following proforma financial information assumes that the acquisition of Lasiris took place at the beginning of each respective period, including the related expense adjustments.

Nine month periods ended September 30,
                              1998		          1997
Net Revenues              $ 10,628,707   $ 11,183,754
Net Income                 (10,270,309)      (682,115)
Earnings per Share             $ (3.22)       $ (0.23)
Average shares
outstanding        	         3,194,225      3,012,041

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

On July 14, 1998, the Company announced that it had signed a non-binding letter of intent to sell its Stilson Division ("Stilson"). As of June 30, 1998 the carrying value of the Stilson's net assets was $2.0 million plus a portion of the goodwill recorded in 1989 when the Company, including Stilson, was acquired. The proposed sale of Stilson required the Company to assess the realizability of goodwill. There was no allocation of goodwill to the individual divisions of the Company at the time of the acquisition in 1989. Accordingly, management of the Company has evaluated the cash flow generated by Stilson for the five years preceding and the five years following the acquisition relative to the cash flow of the entire Company. Management has also reviewed their expectations, at the time of the 1989 acquisition, of the future cash flow of Stilson. Based on this assessment, management allocated approximately 60% of the goodwill resulting from the 1989 acquisition to Stilson, $4.9 million net of amortization at June 30, 1998. Therefore the net assets of Stilson at June 30, 1998 inclusive of goodwill were approximately $6.9 million. The purchase price for the net assets of Stilson set forth in the letter of intent was $3.0 million. Accordingly, at June 30, 1998 the Company wrote down the carrying value of the net assets of Stilson to $3.0 million and recorded a charge of $3.9 million which was included in the goodwill impairment in the three-month period ended June 30, 1998. On November 9, 1998, the Company announced that the agreement, dated July 14, 1998, for the proposed sale of the assets of its Stilson Division to De-Sta-Co Industries had been terminated.

After allocating the portion of the goodwill associated with Stilson, the Company assessed the realizability of the remaining goodwill from the 1989 acquisition, $3.5 million, net of amortization as of June 30, 1998. Based upon the changes in the Company since 1989 and the recent history of losses, the Company has concluded that the realizability of the remaining goodwill is uncertain and that the carrying value should be written down to zero.
As a result of this assessment the Company recorded a charge of $3.5 million which was included in the goodwill impairment in the three months ended
June 30, 1998 to write down the remaining goodwill from the 1989 acquisition not allocated to Stilson.



               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND OPERATING RESULTS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. The factors that could cause actual results to differ materially from anticipated results include, without limitation, the Company's ability to (i) compete with entities that have greater financial, technical and marketing resources than the Company, (ii) develop and market new products in its various business lines, (iii) compete for and obtain certain U.S. Government contracts, (iv) address risks associated with the year 2000 problem or (v) obtain financing on favorable terms. In addition, general economic conditions in the United States, Southeast Asia, and elsewhere may affect the Company's results.

Results of Operations

The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1997.

Three-month periods ended September 30, 1998 and 1997

Consolidated net revenues increased 32% from $2,689,583 in the third quarter of 1997 to $3,563,158 in the third quarter of 1998. Despite significantly reduced sales to Southeast Asia, Lighting Products revenues increased 117% from $1,041,169 to $2,257,888 due to the addition of $1,413,966 in laser lighting revenues contributed by Lasiris and $66,354 in microscope lighting revenues contributed by the Company's Singapore subsidiary. Government and civilian sales of Military Products decreased $201,901 from $316,474 to $114,573 reflecting the absence in 1998 of a large contract with a direct mail marketing firm which favorably impacted 1997, the diminished peacetime demand for military supplies, and the closing in December, 1997 of the Company's Hong Kong subsidiary which sold Military Products to the civilian
market.   Sales of Machine Tool Accessories decreased from $948,223 in the third quarter of 1997, to $749,891 in the third quarter of 1998, due to a slowdown in orders from distributors. Sales of Printer and Recorder Products increased from $383,717 in the third quarter of 1997, to $440,806 in the third quarter of 1998. Of the total net revenues reported for the three month period ended September 30, 1998, Salem Division contributed 37%, Stilson contributed 21%, Lasiris contributed 40%, and Radiant Asiatec Pte., Ltd. contributed 2%.

Gross profit increased $515,555 from $806,902 in the third quarter of 1997 to $1,322,457 in the third quarter of 1998, as the Company experienced the positive effects of the acquisition of Lasiris, through increased revenues and higher gross profit margins. Selling expenses decreased $41,744, reflecting reduced commission expense on lower sales at the Stilson Division
and reduced costs of sales personnel in the Salem division.   Research and
Development Expenses increased by $34,282 in 1998, which includes $83,042 in research and development expenses from Lasiris. General and Administrative costs increased $214,371 from $635,895 in the third quarter of 1997 to $850,266 in the third quarter of 1998. Of this increase, $338,692 is attributable to expenses reported by the Company's new Singapore subsidiary and Lasiris and associated corporate expenses, with the balance due largely to increased personnel costs, legal expenses and bank charges. Interest expense increased by $69,087 in the third quarter of 1998 as compared to the third quarter of 1997, primarily as a result of the Company's increased indebtedness.

Nine-month periods ending September 30, 1998 and 1997

Consolidated net revenues increased 10% from $8,227,525 in the third quarter of 1997 to $9,058,439 in the third quarter of 1998. Despite significantly reduced sales to Southeast Asia, Lighting Products revenues increased 65% from $3,007,329 to $4,974,879 due to the addition of $2,093,461 in laser lighting revenues contributed by Lasiris and $189,568 in microscope lighting revenues contributed by the Company's Singapore subsidiary. Government and civilian sales of Military Products decreased $827,784 from $1,149,038 to $321,254 reflecting the absence in 1998 of a large contract with a direct mail marketing firm which favorably impacted 1997, the diminished peacetime demand for military supplies, and the closing in December, 1997 of the Company's Hong Kong subsidiary which sold Military Products to the civilian
market.   Sales of Machine Tool Accessories decreased from $2,944,940 in the third quarter of 1997, to $2,572,198 in the third quarter of 1998, due to a slowdown in orders from distributors. Sales of Printer and Recorder Products increased from $1,126,308 in the third quarter of 1997, to $1,190,110 in the third quarter of 1998. Of the total net revenues reported for the three month period ended September 30, 1998, Salem Division contributed 47%, Stilson contributed 28%, Lasiris contributed 23%, and Radiant Asiatec Pte., Ltd. contributed 2%.

Gross profit increased $178,810 from $3,087,961 in the first nine months of 1997 to $3,266,771 in the first nine months of 1998, as the Company experienced the positive effects of the acquisition of Lasiris, through increased revenues and higher gross profit margins. Selling expenses decreased $115,575, reflecting reduced commission expense on lower sales at the Stilson division and reduced costs of sales personnel in the Salem
division.   Research and Development Expenses increased by $89,457 in 1998, which includes of $120,468 of expenses from Lasiris. General and Administrative costs increased $874,095 from $1,488,138 in the first nine months of 1997 to $2,362,233 in the first nine months of 1998. Of this increase, $703,812 is attributable to expenses reported by the Company's new Singapore subsidiary and Lasiris and associated corporate expenses, with the balance due largely to increased personnel costs, legal expenses and bank charges. Interest expense increased $155,589 in 1998 as a result of the Company's increased indebtedness.

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

On July 14, 1998, the Company announced that it had signed a non-binding
letter of intent to sell Stilson.   As of June 30, 1998 the carrying value
of the Stilson's net assets was $2.0 million plus a portion of the goodwill recorded in 1989 when the Company, including Stilson, was acquired. This proposed sale of Stilson required the Company to assess the realizability of goodwill. There was no allocation of goodwill to the individual divisions of the Company at the time of the acquisition in 1989. Accordingly, management of the Company has evaluated the cash flow generated by Stilson for the five years preceding and the five years following the acquisition relative to the cash flow of the entire Company. Management also reviewed their expectations, at the time of the 1989 acquisition, of the future cash flow of Stilson. Based on this assessment, management has allocated approximately 60% of the goodwill resulting from the 1989 acquisition to Stilson, $4.9 million net of amortization at June 30, 1998. Therefore the net assets of Stilson at June 30, 1998 inclusive of goodwill was approximately $6.9 million. The purchase price for the net assets of Stilson set forth in the letter of intent was $3.0 million. Accordingly, at June 30, 1998 the Company wrote down the carrying value of the net assets of Stilson to $3.0 million and recorded a charge of $3.9 million which is included in the goodwill impairment in the three-month period ended June 30, 1998. On November 9, 1998, the Company announced that the agreement, dated July 14, 1998, for the proposed sale of the assets of its Stilson Division to De-Sta-Co Industries had been terminated.

After allocating the portion of the goodwill associated with Stilson, the Company assessed the realizability of the remaining goodwill from the 1989 acquisition, $3.5 million, net of amortization as of June 30, 1998. Based upon the changes in the Company since 1989 and the recent history of losses, the Company concluded that the realizability of the remaining goodwill is uncertain and that the carrying value should be written down to zero. As a result of this assessment the Company recorded a charge of $3.5 million which was included in the goodwill impairment in the three months ended
June 30, 1998 to write down the remaining goodwill from the 1989 acquisition not allocated to Stilson.



Liquidity and Capital Resources

The Company finances its operations primarily through third party credit facilities and cash from operations. Net cash used in operations was $194,890 for the nine months ended September 30, 1998 and $ 1,976,712 for the nine months ended September 30, 1997.

The Company's primary third party financing relationship is with Fleet National Bank of Massachusetts, N.A. (the "Bank"). The initial Credit Agreement between the Company and the Bank, dated March 6, 1995 (the "Credit Agreement"), provided for a Revolving Line of Credit Loan (the "Revolving Loan") and a Long Term Loan (the "Term Loan") both due March 31, 1998. As of April 1, 1998, the Company and the Bank entered into an agreement to extend the maturity dates of its Revolving Loan and Term, Loan to January 2, 1999. The Revolving Loan and the Term Loan bear interest at the Bank's base rate plus 2% from July 1, 1998 through the maturity date. The Company is obligated to pay monthly extension fees of $10,000 payable on the last day of each of October, November and December. At September 30, 1998 there was a total of $2,959,031 borrowed under the Credit Agreement and availability to borrow of $149,090 under the Revolving Loan. The Company is exploring financing alternatives and intends to refinance before maturity.

Under the terms of the Credit Agreement, as amended, the Company is required to comply with a quarterly minimum net income covenant. As of June 30, 1998, the Company was not in compliance with this covenant, and on July 21, 1998, the Bank granted a waiver of the net income covenant for the quarter ended June 30, 1998. As of September 30, 1998 the Company was not in compliance with this covenant, and on November 5, 1998 the Bank granted a waiver of the net income covenant for the quarter ended September 30, 1998.

The Company has issued and outstanding Subordinated Notes in an original principal amount of $1,350,000. These notes mature on May 1, 2001. They bear interest at 7.25% and are convertible into shares of the Company's common stock at a price of $7.375 per share.

In connection with the Lasiris acquisition, the stockholders of Lasiris received cash in an aggregate amount of approximately $3.3 million and 444,146 shares of capital stock of LHI, which are exchangeable for shares of the Company's common stock on a one for one basis. The aggregate value of the shares was deemed to be $1,732,167 as of May 13, 1998. The Company financed a portion of the cash consideration paid for Lasiris through a private placement of 350,000 shares of the Company's common stock at a price of $3.50 per share, which generated net proceeds to the Company of $1,124,716, after offering expenses of $100,284.

On May 13, 1998, the Company entered into a $750,000 second mortgage loan with Danvers Savings Bank (the "Danvers Loan"). This loan bears interest at a rate of 11%, requires monthly payments of interest only, and matures on May 13, 1999. The Danvers Loan generated net proceeds after expenses of $731,196, which were used to finance a portion of the Lasiris acquisition. The balance at September 30, 1998 is $746,796. The Company intends to refinance this indebtedness prior to its maturity but can give no assurance as to whether such indebtedness will be refinanced or as to the terms of such refinancing.

Also on May 13, 1998, Lasiris entered into a credit agreement with Toronto Dominion Bank ("TD Bank"). The credit agreement provides for (i) a $1,000,000 CDN Operating Line of Credit (the "TD Line of Credit"); (ii) a $1,000,000 CDN Term Loan (the "TD Four Year Term Loan"); (iii) an $83,333 CDN Term Loan (the "TD Two Year Term Loan"); and (iv) a $4,461 CDN Letter of
Guarantee of (the "Letter of Guarantee").   The TD Line of Credit  bears
interest at 1% over the TD Bank prime rate, requires monthly payments of interest only, and is payable on demand. As of September 30, 1998, borrowings on the TD Line of Credit were $515,000CDN ($345,050US). The TD Four Year Term Loan bears interest at 2% over the TD Bank prime rate, matures on May 13, 2002, and requires monthly principal payments of $20,833CDN (approximately $14,500US) plus interest. As of September 30, 1998, the outstanding balance on the TD Four-Year Term Loan was $916,667CDN
($641,667 US).   The TD Two Year Term Loan bears interest at 2% over the TD
Bank prime rate, matures on May 13, 2000, and requires monthly principal payments of $4,167 CDN (approximately $2,900US) plus interest. As of September 30, 1998, the outstanding balance on the TD Two-Year Term Loan was $66,667CDN ($46,667 US).

On May 7, 1998, Beverly Hospital Corporation prepaid its $1,000,000 Note Receivable due to the Company, less a $50,000 discount for early payment. The proceeds were used to finance a portion of the Lasiris acquisition.

On May 20, 1997 the Company entered into an equipment line of credit agreement with Granite Bank to finance capital equipment related to new product development. The line of credit provides that equipment purchases will be converted quarterly into a series of five year notes, not to exceed $500,000 in the aggregate, bearing interest at the prime rate plus .75%.
As of September 30, 1998, the Company had borrowed $331,656 against such line of credit.

Accounts payable increased $1,116,285 from December 31, 1997 to September 30, 1998. Of this increase $698,902 resulted from the Lasiris acquisition and the balance is attributable to increased payment cycles. Company expenditures for capital equipment were $435,650 in the first nine months of 1998 as compared to $791,196 in the same period of 1997. The majority of the 1997 expenditures related to the Company's new fiber optic product line. The majority of the 1998 expenditures related to the purchase of new CNC machinery at Stilson.

On July 14, 1998, the Company announced that it had signed a non-binding letter of intent to sell Stilson to De-Sta-Co Industries. On November
9, 1998, the Company announced that the agreement, dated July 14, 1998, for the proposed sale of the assets of its Stilson Division to De-Sta-Co Industries had been terminated. As a result, the Company will have increased general and administrative expenses incurred in the negotiation and due diligence process and increased accounts payable attributable to payment cycles which the Company lengthened in anticipation of the sale.

The Company contemplates that it may seek to raise additional capital by the issuance of equity the proceeds of which may be used among other things in connection with refinancing its senior credit facility. The Company's existing Credit Agreement with the Bank will expire on January 1, 1999 by its terms. While the Company is currently exploring establishing a replacement credit facility with various commercial lenders, the Company can give no assurance as to whether such a replacement credit facility will be established or as to the terms of such credit facility. Assuming the continued availability of the Company's Credit Agreement with the Bank or a replacement credit facility, the Company believes that its available financial resources are adequate to meet its foreseeable working capital, debt service and capital expenditure requirements through the next twelve months. If the Company is unable to refinance or extend its Credit Agreement with the Bank prior to maturity, then it will be unable to repay such indebtedness when due and the Bank may declare a default. Were a default to be declared, the Company would not be able to continue to operate absent alternative financing sources. The Company has been advised by its independent public accountants that, if this contingency has not been resolved prior to the completion of their audit of the Company's financial statements for the year ending December 31, 1998, their auditors' report on those financial statements will be modified for that contingency.

Foreign Currency Fluctuations

Historically, foreign currency fluctuations have had only a minor impact on the Company's results of operations. In 1997 and 1996, such foreign currency fluctuations were favorable and totaled $30,709 in 1997 and $13,103 in 1996. The Company's direct exposure to foreign currency exchange fluctuations is limited to contracts denominated in Swiss Franc. The Company has Swiss
Franc contracts to purchase watches at an agreed fixed cost and corresponding contracts with the General Services Administration to sell those watches at a fixed price. For 1997, the Company recorded favorable Swiss Franc currency exchange rate fluctuations of $13,303. At December 31, 1997, the Company had a total foreign currency liability of $273,148 Swiss Francs.

With the exception of these Swiss Franc contracts, the financial operations of the Salem and Stilson Divisions are conducted in U.S. dollars. All sales originated by United States operations, including those sales to foreign customers, are denominated in U.S. dollars. Similarly, the financial operations of each of the Company's subsidiaries are conducted in the local currency (i.e., sales by Stocker & Yale Hong Kong, Ltd, were denominated in Hong Kong dollars, and sales by Radiant Asiatec Pte Ltd. are denominated in Singapore dollars.)

Year 2000 Readiness

The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Act.

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

Internal Matters
Review of Internal Matters is the first phase of the Company's Year 2000 Compliance Program and is broken down into five categories; each are identified and addressed separately below.

1) Mission Critical Hardware, Operating System, and associated Equipment such as Terminals and Printers.

The Company utilizes an IBM AS/400 hardware platform to support its mission critical software. The hardware, operating system, and related software components were upgraded to a RISC-based architecture with operating system
version 3.7 in 1997.   All hardware and software listed above have been
represented to be Year 2000 Compliant by IBM.

All associated peripherals including terminals, printers, and modems have been confirmed compliant by suppliers with the exception of 5 terminals which will be eliminated or replaced at an approximate cost of $2,000 or less.

2)   Mission Critical Software

	The Company's primary information systems software have been reviewed and have been, or will be, upgraded as follows:

a) Integrated Manufacturing Software, MACPAC written by Andersen Consulting and supported by The Development Center, Inc.

MACPAC was upgraded in 1997 so that it would function with the Company's upgraded computer system hardware. The cost for the new software was approximately $80,000. The company completed installation of MACPAC Year 2000 compliant Version 10.2 in March of 1998. This software is represented by Andersen Consulting to be Year 2000 compliant.

b)  Payroll Software, MAPICS supported by MARCAM

The MAPICS Payroll software was upgraded to the Year 2000 Compliant Version DB Mod 4, PTF 4000 in November, 1997. This software is represented by Marcam to be Year 2000 compliant.

c)  Marketing Sales Management (MSM) Software supported by IMA

The Year 2000 compliant version of MSM became available in November, 1998. The Company plans to install this Year 2000 Compliant Version 6.5A prior to March, 1999. This software is represented by IMA to be Year 2000 compliant.

3.  Personal Computer Hardware and Software

The Company also utilizes a number of personal computers which are operated independently (i.e., not linked by a network). These computers use a wide variety of different software packages and are of various ages. The Company has compiled an inventory of these personal computers, their hardware, as well as their operating systems and installed application software packages. This information will be assessed initially to determine if suppliers represent that they are Year 2000 compliant. The Company estimates that it has completed approximately 85% of this assessment (preliminary results indicate compliance for the majority, with minor issues relating to Windows
95). Following the assessment phase, the Company will undertake to upgrade and replace software and, if necessary, replace personal computers so that all equipment and software is represented compliant by the providers. The Company estimates that the cost for such upgrades and replacements will not exceed $30,000.

Subsequent phases will include obtaining written certification of Year 2000 testing by providers followed by our own in-house Year 2000 tests.

The Company intends to fund Year 2000 upgrades and changes through operating
cash flow and indebtedness.   Software upgrades related to Year 2000 are
captured as part of the individual software's annual upgrade charge; hardware upgrades are budgeted at $30,000.

4.  The Products and Product Components manufactured by the Company

Comprehensive review and testing has been completed for all of the Company's products. As a part of this process, our engineers have compiled a Product Compliance Listing (List) to inform customers regarding "year 2000 compliance readiness" of products manufactured by the Company. A copy of the List is available from the Company upon request and will be listed on the Company
Web Site at www.stkr.com. The listing denotes those products that are "Year 2000 Compliant", those that are not affected by "Year 2000 Compliance", and those that do not meet the definition "Year 2000 Compliant" set forth below.

Year 2000 Compliant: The Company's products identified on the List as "Compliant" will be able to accurately process date (including leap year); provided that, at the commencement of the Year 2000; (1) the products were functioning normally as specified in their operator's manuals; (2) the products have been used and will continue to be used in accordance with the terms of the limited warranty and operator's manual given with the products at the time of original purchase, regardless of whether this warranty has expired; and (3) any products which are connected or integrated to the products listed on the List are also Year 2000 Compliant.

Not Applicable: Certain of the Company's products indicated on the List do not have a date function and, therefore, do not present any Year 2000 readiness issues. These products are identified by the phrase "Not Applicable" on the List.

Non-Compliant: Company products which have a date function and which do not meet the definition of Year 2000 Compliant set forth above are identified as "Non-Compliant" on the List.

A letter will soon be provided along with the List as a convenience for our customers. The information in this letter will be subject to, and will not supplement, extend or modify any agreement between Stocker & Yale and the customer relating to the applicable product, including the period, terms, conditions or scope of any warranty given with respect to the Products at the time of original purchase. Stocker & Yale makes no representation or warranty as to, and will not address, the Year 2000 readiness of any hardware, firmware, software (such as any BIOS or operating system), services protocols, data, interfaces to third party systems, or user customized functions or features that may be used with Stocker & Yale software other than those Company products listed on the List. The Company has manufactured, distributed and sold products which are not listed on the List, and such products have not been tested by the Company for Year 2000 compliance. The Company does not plan to test any products other than those listed on the List and will not provide Year 2000 support for any products other than those identified on the list. The information contained on the List is based on data available to Stocker & Yale at the time of its preparation.

From time to time, the information in the List may be changed by Stocker & Yale without notice to the customer. Therefore, please contact the Company for further updates and confirm Year 2000 readiness of the products in your own environment. The information contained in the List is provided "as is", without warranties or guarantees of any kind.

As a result of the product review and testing process, it has been determined that Year 2000 compliance exposure is limited to certain older model Printer products that incorporate date functionality which does not interfere with normal operation of the printers. Those printers will not be made Year 2000 Compliant. However, this will not preclude the customer(s) from utilizing the product. Surveys of the primary customers indicated that they are not using the date functionality. Therefore, management believes the risk of potential impact to revenue to be less than $25,000 per year, and that the current customer base will probably continue to purchase the product(s) regardless of the Non-Compliant designation.

5. Ancillary systems such as test equipment, communications equipment and security systems

The Company's ancillary systems are largely provided by third parties, most of which have not yet completed their own assessments of Year 2000 exposure.

The Company will continue to solicit such information from these third parties. Due to the incompleteness of this information, contingency plans
have not yet been finalized.   The following is a list of known Year 2000
issues:

Stilson Division Telephone System			$3,000 to Upgrade for Year 2000
Compliance
Stocker & Yale Telephone System			Manual Clock Date Set Required

The Company estimates that it has completed approximately 60% of its year 2000 Plan regarding Internal Matters. The Internal Matter review process is planned for completion by the end of the first quarter 1999.


External Matters

The Company is about to commence review of External Matters which are outside the Company's control and influence. This process will be comprised of a review and assessment of the customer and supplier relationships that could have a potential material impact upon the Company and its ongoing operations by means of analysis of response to questionnaires sent to these parties.
As a result of the preliminary nature of the Company's review of External Matters, a contingency plan has not yet been developed and there can be no assurance that Year 2000 problems resulting from customer or supplier relationships will not have a material adverse impact on the Company. The Company anticipates completion of this process by the first half of 1999.

The Company estimates that it has completed approximately 27% of its overall Year 2000 plan. Although the Company believes that it has an effective plan in place that will resolve any Year 2000 issues in a timely manner, the Company may be adversely impacted by Year 2000 issues if its proposed updates, modifications or replacements are not completed on schedule. In the event that third parties do not complete the necessary remediation, the Company could be subject to interruption of its normal business activities, including its ability to take customer orders, manufacture and ship products, invoice customers, collect payments or engage in similar business activities.

Such an event could result in a material adverse effect on the Company's revenues or in litigation surrounding such business interruptions. In addition, disruptions in the economy generally resulting from the Year 2000 issue could materially adversely affect the Company. The amount of potential liability and revenues cannot reasonably be estimated at this time.

PART II

ITEM. 6 EXHIBITS, LISTS AND REPORTS ON FORM 8-K


(a) 	The following is a complete list of Exhibits filed as
part of this Form 10-QSB:

Exhibit Number		       Description

10.1 (p)	              Waiver of Certain Provisions of the Credit Agreement
                       dated November 5, 1998. *

27.1                   Financial Data Schedule

(b) 	The Company's Form 8-K (as amended by 8-K/A) relating to the acquisition of Lasiris, Inc. was filed with the Securities and Exchange Commission on May 27, 1998.

* Filed Herewith

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Stocker & Yale, Inc.


November 16, 1998	            /s/ Mark W. Blodgett
                   Mark W. Blodgett, Chairman and Chief Executive Officer

November 16, 1998            /s/ Susan A.H. Sundell
                   Susan A.H. Sundell, Senior Vice President-Finance and
                                    Treasurer

10.1(p)

Fleet Bank

Andrew J. Maidman
Vice President
Managed Assets Division

Fleet Corporate Administration

Mail Stop:  CT MO IT21A
777 Main Street
Hartford, CT 06115
Tel: (860) 986-4572
Fax: (860) 986-2435

November 5, 1998

Stocker & Yale, Inc. (the "Company")
32 Hampshire Road
Salem, NH 03079
Attn:  Mark W. Blodgett

RE:  Credit Arrangement with Fleet Bank

Dear Mr. Blodgett:

Reference is hereby made to that certain Credit Agreement, dated as of March 6, 1995 (the "Credit Agreement") by the Company in favor of Fleet National Bank, as successor to Shawmut Bank, N.A. (collectively, the "Bank"), as amended by that certain Modification and Extension Agreement, dated as of April 1, 1998 (the "Modification Agreement"), between the Company and the Bank.

1. The Company has requested that the Bank agree to waive compliance with Sections 10(A) and 10(B) of the Modification Agreement for the quarter ending September 30, 1998. Subject to terms of this letter and the Company's acknowledgment below indicating the Company's agreement with such terms, and the satisfaction of the following conditions, the Bank agrees to waive compliance with Section 10(A) and 10(B) of the Modification Agreement but only for the quarter ending September 30, 1998, and only to the extent the Company's aggregate pre-tax losses for such quarter do not exceed $600,000:

A) payment of $25,000 to the Bank upon execution and delivery of this letter agreement as a waiver fee which shall be in addition to all amounts due, owing and payable pursuant to the Credit Agreement and shall not be applied to any amounts currently outstanding.

B) reimbursement to the Bank for the Bank's legal expenses in connection with the preparation of this letter agreement and other documents contemplated herein.

By execution of this letter agreement the Company and the undersigned Guarantor hereby acknowledge and confirm that they do not have any offsets, defenses or claims against the Bank, its parents, subsidiaries, affiliates, or any officers, agents, directors or employees whether asserted or unasserted. To the extent that they may have such offsets, defenses, or claims, the Company, the Undersigned Guarantor and their respective successors, assigns, predecessors, employees, agents, heirs, executors, as applicable release and forever discharge Bank, its parents, subsidiaries, affiliates, and officers, directors, employees, agents, attorneys, successors and assigns, both present and former (collectively the "Bank Affiliates") of and from any and all manner of action and actions, cause and causes of action, suits, debts, controversies, damages, judgments, executions, claims and demands whatsoever, asserted or unasserted, in law or in equity which against Bank and/or Bank Affiliates they ever had, now have or which any of Company's or such Guarantor's successors, assigns, parents, subsidiaries, affiliates, predecessors, employees, agents, heirs, executors, as applicable both present and former ever had or now have, upon or by reason of any manner, cause, causes or thing whatsoever, including, without limitation, any presently existing claim or defense whether or not presently suspected, contemplated or anticipated.

By execution of this letter agreement and except as otherwise modified or agreed herein, the Company and the undersigned Guarantor (i) hereby affirm and ratify all of these terms, covenants, provisions, conditions, agreements, warranties and representations contained in the Credit Agreement and Modification Agreement and all loan documents executed in connection therewith; (ii) hereby agree to make all payments due and payable and to perform all of their respective obligations pursuant to the Credit Agreement and Modification Agreement and the related loan documents and this letter agreement; (iii) hereby agree to indemnify and hold the Bank harmless from any costs, expenses, claims, losses as a result of the agreements contained herein; (iv) hereby agree that in addition to the events of default specified in the Credit Agreement and Modification Agreement, the Company's failure to comply with its obligations respecting this letter agreement shall constitute an event of default under the Credit Agreement and Modification Agreement;
(v) hereby agree that the Credit Agreement and Modification Agreement and this letter agreement are fully enforceable against them and, except as modified hereby, the Credit Agreement and Modification Agreement and all loan documents delivered in connection with either the Credit Agreement or Modification Agreement remain in full force and effect. (vi) hereby confirm that all collateral granted to or assigned to the Bank with respect to the loans covered by the Credit Agreement and Modification Agreement continues to secure the payment, performance and observance of all liabilities, obligations and covenants on the Company's part and/or the Guarantor's part to be performed or observed pursuant to the Credit Agreement and Modification Agreement and this letter agreement; (vii) hereby represent and warrant that no event has occurred which is, or with the passage of time or with the giving of notice or both would be an event of default under the Credit Agreement and Modification Agreement except as expressly contemplated as the subject of a consent and waiver, and as affected by, this letter agreement; and (viii) hereby agree that the Bank has no obligation to extend further credit to the Company under the Credit Agreement and Modification Agreement of this letter agreement.

Please contact the undersigned for final payoff information for the term loan as well as wiring instructions. In addition please provide the undersigned with a detailed schedule of firms assets of the Stilson division which are being sold, so that we can prepare necessary releases and discharges.

If the foregoing is acceptable to you, please acknowledge your acceptance by signing the space provided below.

Very Truly Yours,

Fleet National Bank

/s/ Andrew J. Maidman
Andrew J. Maidman, Vice President


Agreed and Accepted:

Stocker & Yale, Inc.

/s/ Mark W. Blodgett
Mark W. Blodgett, Chairman and Chief Executive Officer

Acknowledgment by Guarantor

/s/ Mark W. Blodgett
Mark W. Blodgett, individually