Form 10KSB
period 1998-12-31
STOCKER & YALE INC
filed 1999-04-08
CIK 94538

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                            ------------------------

                                  FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                         COMMISSION FILE NUMBER: 0-5460

                            ------------------------

                              STOCKER & YALE, INC.

                 (Name of small business issuer in its charter)

                MASSACHUSETTS                                     04-2114473
       (State or other jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                      Identification Number)

          32 HAMPSHIRE ROAD                             03079
         SALEM, NEW HAMPSHIRE                         (Zip Code)
        (Address of principal
          executive offices)

                                 (603) 893-8778
                          (Issuer's telephone number)

                            ------------------------

           SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:  COMMON STOCK, $0.001 PAR
                                     VALUE

                                (Title of class)

                            ------------------------

    Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such requirements for the past 90 days. Yes _X_ No ____

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-KSB. / /

    The registrant's revenues for the fiscal year ended December 31, 1998 were $12,585,322.

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 1999 was $2,561,857 based on the price per share of such stock reported at closing on the Nasdaq SmallCap Market on that date.

    As of March 31, 1999 there were 3,679,448.6 shares of the issuer's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement (the "Proxy Statement") for the Special Meeting in Lieu of an Annual Meeting of Shareholders to be held on May 20, 1999, to be filed with Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, which is anticipated to be filed within 120 days after the Registrant's fiscal year ended December 31, 1998, are incorporated by reference into Items, 9, 10, 11 and 12 of Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                     PART I

                                                                                                                PAGE
                                                                                                                -----
Item 1.     Description of Business........................................................................           1
Item 2.     Description of Properties......................................................................           6
Item 3.     Legal Proceedings..............................................................................           6
Item 4.     Submission of Matters to a Vote of Security Holders............................................           6

                                                        PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.......................................           7
Item 6.     Management Discussion and Analysis of Financial Condition and Results of Operations............           9
Item 7.     Financial Statements...........................................................................          18
Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures..........          40

                                                        PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of
            the Exchange Act...............................................................................          40
Item 10.    Executive Compensation.........................................................................          40
Item 11.    Security Ownership of Certain Beneficial Owners and Management.................................          40
Item 12.    Certain Relationships and Related Transactions.................................................          40
Item 13.    Exhibits, List and Reports on Form 8-K.........................................................          41
            Signatures.....................................................................................          43

THIS FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. YOU CAN IDENTIFY FORWARD LOOKING STATEMENTS BY THE USE OF THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "ESTIMATE," "ASSUME," AND OTHER SIMILAR EXPRESSION WHICH PREDICT OR INDICATE FUTURE EVENTS AND TRENDS AND WHICH DO NOT RELATE TO HISTORICAL MATTERS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM OUR EXPECTATIONS EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS SOMETIMES FOR REASONS THAT ARE BEYOND OUR CONTROL. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED IN THE SECTION ENTITLED "CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS" ON PAGE 11 OF THIS FORM 10-KSB.

                                     PART I
                        ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

    Stocker & Yale, Inc., (the "Company") was incorporated on March 27, 1951 under the laws of the Commonwealth of Massachusetts. In May 1994, the Company became publicly traded on the Vancouver Stock Exchange (the "VSE") via a merger with Brower Exploration, Inc., a Wyoming corporation that was publicly traded in Canada. The Company's common stock (the "Common Stock") was listed and traded on the Vancouver Stock Exchange from May 14, 1994 until May 10, 1996, when the Company de-listed its stock from the VSE. In December 1995, the Company completed the registration of its Common Stock with the U.S. Securities and Exchange Commission, and in January, 1996, the Company listed its stock on the Nasdaq SmallCap Market under the trading symbol "STKR".

    On May 13, 1998, the Company acquired Lasiris, Inc. ("Lasiris"), a Canadian manufacturer of industrial lasers for the machine vision and industrial inspection industries. The Company acquired Lasiris through Lasiris Holdings, Inc., a newly formed New Brunswick corporation ("LHI") and a wholly owned subsidiary of the Company. Lasiris is operated as a wholly-owned Canadian subsidiary of LHI.

    As of December 31, 1998, the authorized capital stock of the Company was 10,000,000 shares of Common Stock of which 3,679,448.6 shares were issued and outstanding. Additionally, 570,091 shares of Common Stock have been reserved for issuance upon the exercise of outstanding options and warrants to purchase Common Stock and upon conversion of certain convertible indebtedness of the Company.

    In addition to Lasiris Holding, Inc., the Company has two active subsidiaries. Stocker & Yale Foreign Sales Corporation, a U. S. Virgin Islands corporation, is a wholly-owned subsidiary of the Company and qualifies as a "foreign sales corporation" under the Internal Revenue Code of 1986, as amended. Radiant Asiatec Pte, Ltd., a Singapore corporation which was formed in December 1997, is an 80% owned subsidiary of the Company. A third subsidiary, Stocker & Yale Hong Kong Ltd., a Hong Kong corporation formed in March 1995, ceased operations in December 1997.

BUSINESS DESCRIPTION

    The Company is a diversified manufacturing company engaged predominantly in the production of lighting systems for measuring and inspection equipment in the microscopy and machine vision markets. In addition, the Company manufactures machine tool components and accessories for the automotive and related industries. The Company operates in two company-owned facilities in Salem, New Hampshire and Fraser, Michigan and in two leased spaces, one in Singapore and the other in Saint-Laurent, Quebec. Sales to unaffiliated customers in foreign countries represented 9% and 17% of net sales in 1998 and 1997, respectively.

LIGHTING AND ACCESSORIES FOR MEASURING AND INSPECTION INSTRUMENTS

    The Company's Salem Division, located in Salem, New Hampshire, produces a broad array of inspection and measurement instruments and accessories. The Division's core business is the development, manufacture and distribution of lighting products for the microscopy and machine vision markets ("Industrial Lighting Products"). The Salem Division also supports two ancillary product lines: Military Products and Recorder/Printer Products.

    The Company's Lasiris Division, located in Saint-Laurent, Quebec, develops, manufactures and distributes industrial lasers for the machine vision and industrial inspection industries. Lasiris was founded in 1985 to offer technical and scientific expertise in lasers, optics and holography. Through a number of research and development contracts, Lasiris began in 1990 to design a wide range of laser pattern projectors for industrial inspection and machine vision applications.

    SALES DATA. Industrial Lighting Products represent the Company's fastest growing product segment in terms of sales volume and represent approximately 58% of total Company sales in 1998, up from approximately 37% in 1997 and approximately 24% in 1996. Measuring and Inspection Instruments represented approximately 16% of total Company sales in 1998, down from approximately 27% in 1997 and approximately 35% in 1996.

    INDUSTRIAL LIGHTING PRODUCTS. Stocker & Yale has been designing and manufacturing industrial fluorescent lighting products for its metrology instruments for over twenty years. In 1994 the Company recognized the need for reliable specialized lighting for industrial applications and made a strategic decision to shift corporate resources into the Company's lighting product line. The Company manufactures fluorescent illumination systems for microscopy and machine vision applications. As part of that strategy, in 1997, the Company began to manufacture fiber optic illumination systems for the same industries.

    The Company has developed a line of fiber optic illumination products for use with high power microscopes. These products utilize glass fiber and are produced in-house, enabling the Company to ensure high quality. As new fiber optic lighting products were developed and refined, initial orders were primarily for fiber bundles and came primarily from lighting distributors.

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

    In 1993, Lasiris introduced its base product offering, the SNF line of laser diode structured light generators, which has become its core technology. Each product is based on this core laser technology that can be packaged in various wavelength and power configurations. These structured light projectors are designed and built to perform reliably under the most adverse conditions likely to be found in an industrial environment. Sales from the Lasiris division since the acquisition amounted to $3,229,670.

    MEASURING AND INSPECTION INSTRUMENTS. In addition to Industrial Lighting Products, the Salem Division also supports other product lines, which are broadly characterized as Measuring and Inspection Instruments, and include specifically Military Products and Recorder/Printer Products. The Company manufactures compasses and sources and distributes watches to military specifications. These watches and compasses ("Military Products") are sold to the U.S. government and to the civilian market. Although the Company competes against foreign companies in the bidding process, as of December 31, 1997, Stocker & Yale is the only U.S. company qualified as a supplier of watches to the U.S. armed forces. Under the MFE brand name, the Salem Division also manufactures and distributes a variety of oscillographic and thermal recorders and printers ("Recorder/Printer Products") for diverse field, industrial and laboratory uses.

    DISTRIBUTION. The Company's products are sold to over 8,000 customers, primarily in North America, Europe and the Pacific Rim. The Salem Division sells directly and also works with a group of approximately 125 microscope distributors and machine vision integrators in selling industrial lighting products and with approximately five manufacturer's representatives in selling MFE brand products. No single customer represents more than 10% of division revenues.

    COMPETITION AND COMPETITIVE POSITION

    The Company competes with a number of large and small firms in the design and manufacture of its Industrial Lighting Products and Measurement and Inspection Instruments. Some competitors have greater resources than the Company, and as a result, may have a competitive advantage in the research and development of new products, sales and distribution and in other business areas.

INDUSTRIAL LIGHTING PRODUCTS

    In the industrial fluorescent lighting market, the Company has two primary competitors. Microlite markets a product similar in appearance to the Company's circular fluorescent microscope illuminator. Techni-Quip Corp. offers industrial fluorescent lighting as part of its product line but its lighting product line is limited and represents a small percentage of that company's total business.

    The Company has five primary competitors in the fiber optic lighting market. The most mature segment of this market relates to lighting for microscopes. Within that segment, Volpi Manufacturing USA, Inc. and Dolan-Jenner Industries, Inc. have the highest market share. Both of these companies have been producing fiber optic products for more than thirty years and offer a fully developed line of microscopy products. A third company, Cuda Products, Inc., also supplies fiber optic lighting for microscopy; however, its primary market is medical products. The value-oriented segment of the microscopy market is dominated by Chiu Technical Corp, which offers an inexpensive "no-frills" fiber optic lighting system. A newer segment in the fiber optic lighting market relates to lighting machine vision, which is automated imaging and inspection equipment. Fostec, Inc. is the leading provider of fiber optic lighting for machine vision, with ten years of experience in the machine vision industry and the use of advanced glass technology being its primary advantages.

    The Company has developed the in-house capability to draw its own glass fiber in variable dimensions to suit customer needs. Although some of the above named competitors also have this capability, the Company believes that its fiber has certain qualities that may make the Company's fiber higher performance and more reliable. The Company's spectrographic analysis has established that the fiber drawn by the Company demonstrates higher light transmission qualities than its competitors' fiber.

    Since mid-1996, the Company has invested in building up its in-house design, development and research capabilities, including the hiring of personnel trained in optical, chemical, mechanical and electrical engineering and related disciplines, and the purchase of computers and laboratory equipment necessary to support these personnel. Further, the Company has succeeded in designing and developing a complete line of fiber optic lighting products for microscopy applications.

    The market for machine vision lasers is highly fragmented, with a large number of suppliers providing different types of products for different markets. This emerging laser segment is characterized by continuous pressure to incorporate new features, improve functionality, and reduce prices. The principal competitive factors in the industry are product features and accuracy, delivery time, technical support, manufacturer reputation, and price.

    The Company competes primarily on the basis of service and product performance. The Company believes that its primary market advantages going forward are its history of providing specialized products to meet customers' illumination needs, its broad line of industrial fluorescent lighting products, its ability to produce high quality glass fiber, and its design and development capabilities.

MEASURING AND INSPECTION INSTRUMENTS

    Companies that are larger and offer more advanced technology than the Salem Division dominate the chart recorder and thermal printer markets. Recognizing that it lacks the resources to compete directly against larger companies, such as Gould, Inc., and General Scanning, Inc., the Company focuses on the value-oriented segment of the market and customers with low volume and specialized applications.

    In bidding for contracts to supply compasses and watches for the U.S. Army, the Company competes against only a limited number of firms. However, as a result of reduced spending by the United States government, the Company expects to obtain fewer contracts from the United States armed forces in the future.

MACHINE TOOL COMPONENTS AND ACCESSORIES

    For over 50 years, the Company's Stilson/Die-Draulics Division ("SDD Division"), located in Fraser, Michigan, has manufactured a wide range of machine tool components and material handling accessories which are used extensively in the construction and maintenance of assembly and conveying machinery. SDD Division recently completed a capital equipment upgrade program that the Company believes will lower production costs and improve product quality.

    SALES DATA. Machine tools and accessories represented approximately 26% of the total Company sales in 1998, compared to approximately 35% in 1997. Material handling products, such as conveyor rolls and bumpers, were approximately 12% of total Company sales in 1998 and approximately 17% in 1997. Other products include vacuum handling systems, machine tool components for clamping, indexing, holding, handling, locating, positioning and actuating, and nitrogen die control systems. The products are sold to participants in the automotive, packaging and other industries.

    DISTRIBUTION. The SDD Division's products are sold to over 5,000 customers, and no one customer or group of customers represented more than 5% of total revenue in 1998. Although SDD Division products are sold throughout the world, sales to customers in the U.S. industrial Midwest (Ohio, Michigan, Illinois, and Indiana) represented approximately 54% of Stilson Division sales in 1998 and 54% in 1997 and 53% in 1996. The Division works with approximately 60 distributors and manufacturers' representatives in the marketing of the Stilson and Die-Draulics product lines.

    COMPETITION AND COMPETITIVE POSITION. The market for machine components and accessories is mature, with a number of small companies competing within the industry. The SDD Division competes with a variety of companies (many of which are larger and have greater resources than the Company) in designing and distributing its products. These products are sold primarily to participants in the automotive industry and secondarily to participants in the home appliance, leisure-time products, building materials and packaging equipment industries. The SDD Division competes primarily on the basis of service, by offering a complete product line, technical applications assistance and quality service, at a competitive price. Further, the Company has been able to adapt its products to the specific requirements of its customers.

BACKLOG

    The Company maintains an inventory of standard materials and components and generally manufactures standard product configurations within one to five days after receipt of a customer order. Although such rapid response is, and historically has been, a selling advantage for the Company, some orders are placed for future delivery. At December 31, 1998, the Company had a backlog of orders for future delivery of approximately $2,312,000. This is compared to approximately $920,000 as of December 31, 1997.

RAW MATERIALS

    The raw materials and components used in the Company's products are purchased from a number of different suppliers and are generally available from several sources.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

    The Company's customer base consists of more than 10,000 customers in various industries worldwide. The Company's largest single customer is the United States government, to which the Company has been a contract supplier of watches and compasses for many years. Sales to various agencies of the United States Government was less than 1% and 3% of the Company's total sales in 1998 and 1997, respectively.

PATENTS AND TRADEMARKS

    The Company holds patents in the United States and has filed additional patent applications in the United States, Europe and Japan. Lasiris holds rights in three patents in the United States and one patent in Canada through licensing agreements. The Company's material patents consist of four patents relating to fundamental technological devices and methodologies used to achieve low-cost fluorescent light dimming, which expire on August 18, 2009, August 24, 2010, September 6, 2011 and September 13, 2011. Lasiris' material patents consist of four patents for lenses, which expire on December 15, 2015, June 4, 2013, May 2, 2006 and November 27, 2007. The Company believes that patents are an effective way of protecting its competitive technological advantages, and considers its patents to be a strong deterrent against unauthorized manufacture, use and sale of its products and key product attributes. There can be no assurance, however, that a patent will be issued with respect to the patent applications or whether the Company's patents or license rights will provide meaningful protection for the Company.

    The Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to and use or disclose the Company's trade secrets or that the Company can meaningfully protect their trade secrets.

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

RESEARCH AND DEVELOPMENT

    Research and development expenditures for the Company were $971,378 in 1998, $725,539 in 1997, and $424,637 in 1996. The increase in 1997 reflect a stepped up development effort, which focused on a line of fiber optic illumination products to complement the Company's line of industrial fluorescent lighting products. Specifically, the Company strengthened its capability to design and develop fiber optic illuminators, ring lights and standard and custom lengths of glass fiber for existing and new customers within the machine vision and microscopy industries.

COMPLIANCE WITH ENVIRONMENTAL LAWS

    The Company is subject to evolving Federal, state and local environmental laws and regulations. Compliance with such laws and regulations in the past had no material effect on the capital expenditures, earnings or competitive position of the Company. The Company believes that it complies in all material respects with existing environmental laws and regulations applicable to it. However, the Company's Salem,

New Hampshire headquarters are currently the subject of environmental testing and monitoring relating to soil and groundwater contamination which occurred under prior ownership. The costs incurred to date for such testing and for remediation planning have been paid by third parties. The Company believes that the costs of any required remediation will be covered by an environmental indemnity obtained from the seller, John Hancock Mutual Life Insurance Company. In addition, it is management's understanding that in April 1996, the Massachusetts Department of Environmental Protection circulated notices to parties identified as "potentially responsible parties" with respect to the Company's Salem, New Hampshire headquarters. The Company did not receive such notice. Compliance with environmental laws and regulations in the future may require additional capital expenditures, and the Company expects that in the foreseeable future such capital expenditures will be financed by cash flow from operations.

EMPLOYEES

    As of December 31, 1998, the Company employed approximately 137 persons, of which 133 were full-time employees. None of the employees is represented by a union and the Company believes it has good relations with employees.

                       ITEM 2. DESCRIPTION OF PROPERTIES

    The Company currently conducts its business at two Company-owned facilities and in two leased spaces, one in Singapore and the other in Saint-Laurent, Quebec. The Company's headquarters and manufacturing and distribution center for the Salem Division is located at a 79,120 square foot facility in Salem, New Hampshire. The machine tool components and materials handling accessories product lines are manufactured and sold from a 25,800 square foot facility in Fraser, Michigan. Lasiris operates out of an approximately 20,000 square foot leased facility in Saint-Laurent, Quebec. The lease for Lasiris' facility expires July 2004. Radiant Asiatec Pte., Ltd. operates out of an approximate 2,733 square foot leased office space in Singapore. The lease for Radiant Asiatec's facility expires on March 2001.

    The Company's Salem facility is owned by the Company subject to a mortgage granted to Granite State Bank and a second mortgage granted to Danvers Savings Bank. The Company's Michigan facility is owned by the Company and subject to a mortgage granted by the Company to Comerica Bank. Both of which secure obligations of the Company to such parties. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS--Liquidity and Capital Resources."

    The Company's facilities are generally operated on the basis of one shift per day, five days per week. Management considers the facilities to be in generally good condition, to be adequately maintained and insured, and sufficient to satisfy the Company's needs for the foreseeable future.

                           ITEM 3. LEGAL PROCEEDINGS

    The Company was a named defendant in a civil action filed on or about February 17, 1998, in the Superior Court of Massachusetts, Essex County. The plaintiff, Dolan-Jenner Industries, Inc., alleged that the Company and one of its employees (a former employee of the plaintiff) breached and/or interfered with a non-competition and non-disclosure agreement and misappropriated plaintiff's proprietary information. The plaintiff sought both injunctive relief and monetary damages. At the time the plaintiff filed its action, the plaintiff also submitted a statement alleging damages of at least $500,000. On February 25, 1999, the court dismissed the case without prejudice.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II.
                      ITEM 5. MARKET FOR COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    The Company's Common Stock has been listed on the Nasdaq SmallCap Stock Market since January 29, 1996 under the symbol "STKR".

    The following table sets forth the high and low closing sales prices for the last 8 quarters:

                                                                                                   HIGH        LOW
                                                                                                 ---------  ---------
Quarter ended March 31, 1997...................................................................  $   5.625  $    5.00
Quarter ended June 30, 1997....................................................................  $    6.25  $    4.75
Quarter ended September 30, 1997...............................................................  $   5.875  $    4.25
Quarter ended December 31, 1997................................................................  $   5.969  $   4.125
Quarter ended March 31, 1998...................................................................  $   6.438  $    3.75
Quarter ended June 30, 1998....................................................................  $   5.875  $   3.125
Quarter ended September 30, 1998...............................................................  $   3.625  $    1.75
Quarter ended December 31, 1998................................................................  $   2.313  $   0.906

    The Company has been informed by the Nasdaq Stock Market that it was out of compliance with Nasdaq's requirements for continued listing as of September 30, 1998 and that as a result it may be delisted. The Company has scheduled a hearing before Nasdaq's listing qualification committee in early April in order to appeal Nasdaq's assertion. At this time, the Company can give no assurance as to the outcome of the scheduled hearing.

HOLDERS

    As of March 31, 1999, there were approximately 637 shareholders of record of the Company's Common Stock.

DIVIDENDS

    The Company presently is restricted from payment of dividends under the terms of its credit facility with Norwest Business Credit, Inc., and therefore, the Company does not expect to declare or pay any dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions.

RECENT SALES OF UNREGISTERED SECURITIES

    As of May 13, 1998, the Company offered and sold in a private transaction 350,000 shares of Common Stock for a price of $3.50 per share. The Company did not engage any underwriters in connection with such offering, but the Company did enter into an arrangement with J.E. Sheehan & Co. ("Sheehan") to act as placement agent for all or a portion of the shares offered thereby. In connection with the offering, Sheehan was paid a commission of $73,500 and was issued a warrant entitling Sheehan to purchase an aggregate of 10,000 shares of Common Stock at a price of $4.00 per share (the "Sheehan Warrant"). The Sheehan Warrant is exercisable for a period of three years and contains customary weighted-average anti-dilution provisions providing for appropriate adjustment of the exercise price and the number of shares issuable upon exercise thereof upon the occurrence of certain events regarding the Common Stock as a whole. The net cash proceeds to the Company from the offering were $1,124,716. The offering qualified for the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), based upon: (i) the Company did not engage in any general solicitation or advertising in connection with the offering; (ii) the shares of Common Stock were sold to a total of fourteen purchasers, each of whom represented to the Company that it was an "accredited investor" as defined under Regulation D under the Securities Act; (iii) the Company took reasonable precautions to assure that the purchasers were financially sophisticated and able to bear the risks of the investment as well as to assure that the Common Stock was being purchased for investment purposes and would not be resold in a public offering; and (iv) pertinent information regarding the Company and the offering was provided to the purchasers, and they or their representatives had access to officers of the Company to inquire as to any further information they believed relevant.

    Also as of May 13, 1998, in connection with the acquisition of Lasiris, sixteen direct and indirect stockholders of Lasiris were issued 444,146 shares of capital stock of LHI. Such shares of LHI stock are exchangeable for shares of the Company's Common Stock on a one for one basis at any time. The Company did not engage any underwriters in connection with such issuance of LHI stock. In consideration of such shares of LHI stock, as well as other consideration, LHI received, directly or indirectly, all of the issued and outstanding stock of Lasiris. The issuance of LHI stock qualified for the exemption from registration provided by Section 4(2) of the Securities Act based upon the facts above as well as: (i) the Company did not engage in any general solicitation or advertising in connection with such issuance; (ii) the Company took reasonable precautions to assure that the recipients of the LHI stock would hold such stock for investment purposes and not transfer such shares of LHI or shares of the Company's Common Stock in a public offering; and (iii) pertinent information regarding the Company was provided to the recipients and they or their representatives had access to officers of the Company to inquire as to any further information they believed relevant.

    In December 1998, the Company issued shares of its Common Stock to certain of its officers and directors. No underwriter or agent was engaged in connection with such issuances. A total of 288,408 shares of Common Stock were issued to Mark W. Blodgett, the Company's Chairman and Chief Executive Officer. Of such shares, 187,500 shares of Common Stock were sold to Mr. Blodgett at a price of $2.00 per share, and 100,908 shares of Common Stock were issued to Mr. Blodgett as compensation for his guarantee of certain Company indebtedness. In addition, one other director and one officer of the Company purchased an aggregate of 26,700 shares of Common Stock at a price of $2.00 per share. All of such issuances qualified for the exemption from registration provided by Section 4(2) of the Securities Act, based upon: (i) the Company did not engage in any general solicitation or advertising in connection with such issuances; (ii) the shares of Common Stock were issued to only directors and officers of the Company; and
(iii) the Company took reasonable precautions to assure that the Common Stock was being purchased for investment purposes and would not be resold in a public offering.

                   ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE COMPANY'S FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CAPITAL RESOURCES AND LIQUIDITY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE HEREIN.

BACKGROUND

    On May 13, 1998, the Company completed its purchase of all of the outstanding stock of Lasiris, Inc., a Canadian manufacturer of industrial lasers for the machine vision and industrial inspection industries. The Company acquired Lasiris through LHI. The acquisition was accounted for as a purchase, and the purchase price was allocated pursuant to an independent appraisal. The fiscal year ended December 31, 1998 results include the effects of increased goodwill amortization, increased depreciation of acquired assets, as well as the results of Lasiris operations for the period since the acquisition date. In addition, $1,087,914 of in-process research and development projects of Lasiris was charged against income. This portion of the assets acquired were identified as projects that had not yet reached technological feasibility and that, until completion of the development, have no alternative future use. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Acquisition of Lasiris."

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO FISCAL YEAR ENDED DECEMBER 31,
  1997

    Net sales for the fiscal year ended December 31, 1998 were $12,585,322 compared to $11,162,026 in the prior year, which represents an increase of approximately 12.8% or $1,423,296. Despite significantly reduced sales to Southeast Asia, sales from the Company's lighting products were $7,296,782 compared to $4,203,493 in the prior year, an increase of approximately 73.6%. This increase was due to the addition of $3,229,670 in laser lighting sales contributed by Lasiris and $409,868 in microscope lighting sales from the Company's Singapore subsidiary, Radiant Asiatec Pte., Ltd. Government and civilian sales of Military Products decreased $875,643 from $1,333,434 to $457,791 reflecting the absence in 1998 of a large contract with a direct mail marketing firm which favorably impacted the previous years' results. The Company's strategic business decision to de-emphasize these products in favor of the lighting business, the diminished peacetime demand for military products and the closing of Company's Hong Kong subsidiary in December, 1997 which sold military products to the civilian market also contributed to the decline in sales of Military Products. Net sales of machine components and accessories were $3,311,888 or 16.1% lower than the previous years' sales of $3,948,151. A slowdown in orders from distributors primarily attributable to the proposed sale of this division and the business decision to convert from using manufacturer's representatives to using distributors contributed to the decrease in sales of machine components and accessories from the prior year. Sales from the Company's printer and recorder products decreased approximately 9.4% or $158,093 from $1,676,949 in 1997 to $1,518,856 in 1998. For the year ended December 31, 1998, the Company's Salem division contributed 44.8% of total sales with Stilson contributing 26.3%, Lasiris contributing 25.7% and the remainder coming from Radiant Asiatec Pte., Ltd.

    Gross profit for the year ended December 31, 1998 was $5,144,579 in 1998 compared to $4,263,056 in 1997, and improved as a percentage of net sales to 40.9% compared to 38.2% of net sales for the same period in the prior year. The increase in gross profit was mainly due to increased sales attributable to Lasiris following its acquisition. Selling expenses decreased $115,276 from $2,040,637 or 18.3% of net sales in 1997 to $1,925,361 or 15.3% of net sales in
1998, reflecting reduced commission expense on lower sales at the Stilson division and a reduction of sales personnel in the Salem division. Research and development expenses increased $245,839 in 1998 to $971,378 or 7.7% of net sales compared to $725,539 or 6.5% on net sales in the prior year. The increase includes research and development expenses from Lasiris and a continued investment in developing future fiber optic products. General and administrative expenses increased $1,189,592 or 55.6% to $3,329,995 in fiscal 1998 compared to $2,140,403 in the prior year. The increase of $1,189,592 was mainly due to higher professional and banking fees, startup costs associated with the Company's new Singapore subsidiary and the costs associated with the acquisition and integration of Lasiris. Interest expense was $601,031 or $212,694 higher than the previous year as a result of the Company's increased indebtedness due to the Lasiris acquisition.

    In accordance with the provisions of Statement of Financial Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company periodically assesses the realizability of its long-lived assets. In addition to this periodic review, the Company is obliged to initiate such an assessment in the event of a change in the Company's assets or in the valuation of its assets.

    On July 14, 1998, the Company announced that it had signed a non-binding letter of intent to sell its Stilson division. As of June 30, 1998 the carrying value of net assets for the Stilson division was approximately $2.0 million plus a portion of the goodwill recorded in 1989 when the Company, including Stilson, was acquired. This proposed sale of Stilson required the Company to assess the realizable value of its goodwill. There was no allocation of goodwill to the individual divisions of the Company at the time of the acquisition in 1989. Accordingly, management of the Company evaluated the cash flow generated by Stilson for the five years preceding and the five years following the acquisition relative to the cash flow of the entire Company. Based on this assessment, management allocated approximately 60% of the goodwill resulting from the 1989 acquisition to Stilson, $4.9 million net of amortization as of June 30, 1998. Therefore the net assets of Stilson as of June 30, 1998, inclusive of goodwill, was approximately $6.9 million. The purchase price for the net assets of Stilson set forth in the letter of intent was $3.0 million. Accordingly, on June 30, 1998 the Company wrote down the carrying value of the net assets of Stilson to $3.0 million and recorded a charge of $3.9 million that is included in the goodwill impairment, for the year ended December 31, 1998. On November 9, 1998, the Company announced that the agreement dated July 14, 1998 for the proposed sale of the assets of its Stilson division to De-Sta-Co Industries had been terminated. Despite the termination of the agreement to sell Stilson to De-Sta-Co, the Company believes that the letter of intent is the most reliable evidence of the fair market value of Stilson and that no further adjustment to the Company value of the Stilson goodwill is appropriate at this time.

    After allocating the portion of goodwill associated with Stilson, the Company assessed the realizable value of its remaining goodwill from the 1989 acquisition, which was $3.5 million, net of amortization, as of June 30, 1998. Based on changes in the Company since 1989, including management's strategic decision to shift the business focus toward the industrial lighting industries and the recent history of losses, the Company concluded that the realizable value of the remaining goodwill is uncertain and that the carrying value should be written down to zero. As a result of this assessment, the Company recorded an additional charge of approximately $3.5 million, which was included in the goodwill impairment for the year ended December 31, 1998.

FISCAL YEAR ENDED DECEMBER 31, 1997 COMPARED TO FISCAL YEAR ENDED DECEMBER 31,
  1996

    As previously reported, in 1996 management formulated a strategy to de-emphasize less profitable product lines and to focus on and expand its Industrial Lighting Products, which included a plan to develop, manufacture and sell fiber optic illumination products. In 1997, the Company implemented its plan to establish a line of fiber optic products, investing over $2 million in inventories and capital equipment and nearly doubling research and development expenditures to expand development capabilities. The Company ended the year having successfully completed the first phases of this initiative, with the installation of its glass fiber drawing tower, the quantity production of high quality glass fiber, and the design and development of a complete fiber optic product line for use in microscopy. The Company reported a net loss of $726,860 for fiscal year 1997 as compared to a net loss of $643,296 in 1996. The 1997 loss is primarily attributable to expenses associated with the startup of the new fiber optic product including an increase of approximately $300,000 in Research and Development.

    Total Company revenues increased 3.5% from $10,782,078 in 1996 to $11,162,026 in 1997. Industrial Lighting Product sales grew more than 61%, increasing from $2,586,973 in 1996 to $4,169,795 in 1997. This revenue growth resulted from increased selling activity, especially in Southeast Asia, and the introduction of thirty-seven new products, including the Company's fiber optic lighting products. Fiber optic lighting sales increased to $323,506 as compared to $3,604 in 1996. Sales of machine tool components and accessories through the SDD Division decreased by 3% from $4,087,218 to $3,948,151, due primarily to delays in the SDD Division's fulfillment cycle resulting from changes in the division's personnel. Less profitable lines, which had been strategically de-emphasized, experienced expected decreases in revenue. Sales of Military Products decreased from $1,775,798 in 1996 to $1,329,362 in 1997, largely due to decreased U.S government sales, which in 1996 had benefited from the final sale under a large contract for navigation watches. Recorder/Printer Product sales declined from $2,034,146 in 1996 to $1,676,949 in 1997, as customers continued to turn from generic printers and recorders to develop their own application-specific products.

    Gross profit increased $390,244 from $3,872,812 in 1996 to $4,263,056 in
1997, and improved as a percentage of revenues from 35.9% to 38.2%. Management credits this improvement to the increased sales of Industrial Lighting Products, which generally produce higher margins than other product lines.

    Research and development expenses increased by approximately $300,000 as the Company hired additional engineering staff and updated its equipment. Selling expenses increased by approximately $291,000 as a result of hiring and training new sales people and the purchase of new product advertising and literature. Such planned expenditures contributed to the Company's capability to produce glass fiber and manufacture fiber optic light sources, and positioned the Company to enter the fiber optic lighting marketplace. General and Administrative expense increased modestly but remained at 19% of Company revenue. Total operating costs increased from $4,247,422 in 1996 to $4,906,583 in 1997, as a result of the increased selling and research and development costs associated with the startup of the fiber optic product line.

    Included in the 1997 operating expenses were approximately $329,000 of non-recurring charges. These charges consist primarily of approximately $260,000 in costs associated with personnel changes, such as severance pay and hiring of interim help, as well as costs related to the closing of the Company's Hong Kong subsidiary in December, 1997.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

    Statements, other than historical facts, made herein may constitute forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those anticipated in such statements. The factors that could cause actual results to differ materially from anticipated results include, without limitation, the Company's ability to, (i) compete with entities that have greater financial, technical and marketing resources than the Company, (ii) develop and market new products in its various business lines, (iii) compete for and obtain certain U.S. government contracts, (iv) obtain financing on favorable terms or refinance indebtedness prior to maturity or (v) maintain availability of funds for borrowing under the Company's credit arrangement. In addition, the Company sells certain products to customers located in southeast Asia, and in 1997, the Company experienced a slowdown in orders and payments from its customers in that region as the currencies of certain countries in that region have been devalued and destabilized. Although the Company has taken reasonable precautions to limit its credit risk in southeast Asia, there can be no assurance that the Company will be able to secure future orders from its customers in that region. General economic conditions in the United States, Southeast Asia, and elsewhere may affect the Company's results.

LIQUIDITY AND CAPITAL RESOURCES

    The Company finances its operations primarily through third party credit facilities and cash from operations. Net cash used in operations was $306,008 for the year ended December 31, 1998 which resulted primarily from a net loss of $10,005,896 partially offset by non-cash charges of $7,365,662 of goodwill impairment; $1,087,914 for the write-off of acquired in process research and development expenses; and $848,463 of depreciation and amortization expenses.

    During 1998, the Company's primary third party financing relationship was with Fleet National Bank of Massachusetts, N.A. (the "Bank"). The initial Credit Agreement between the Company and the Bank, dated March 6, 1995 (the "Credit Agreement"), provided for a Revolving Line of Credit Loan (the "Revolving Loan") and a Long Term Loan (the "Term Loan") both due March 31, 1998. On March 27, 1998, the Company and the Bank entered into an agreement to extend the maturity dates of its Revolving Loan and Term Loan to January 2, 1999. This agreement was further extended to February 15, 1999. The Revolving Loan and the Term Loan bore interest at the Bank's base rate plus 2% from July 1, 1998 through the maturity date. The Company was obligated to pay monthly extension fees of $10,000 payable on the last day of each month. On December 31, 1998 there was a total of $2,790,786 borrowed under the Credit Agreement and availability to borrow of $59,311 under the Revolving Loan.

    Under the terms of the Credit Agreement, as amended, the Company was required to comply with a quarterly minimum net income covenants. As of June 30, 1998, the Company was not in compliance with this covenant, and on July 21, 1998, the Bank granted a waiver of the net income covenant for the quarter ended June 30, 1998. As of September 30, 1998 the Company was not in compliance with this covenant, and on November 5, 1998 the Bank granted a waiver of the net income covenant for the quarter ended September 30, 1998.

    On February 11, 1999 the Company entered in a new credit agreement with Norwest Business Credit, Inc. ("Norwest") with total borrowing availability up to $3,500,000. Initial proceeds were used to payoff the Credit Agreement between the Company and Fleet National Bank of Massachusetts, N.A. This new credit facility with Norwest consists of a $500,000 term loan that requires 60 monthly principal payments of $8334, beginning April 1, 1999. The credit facility also provides for a revolving line of credit of up to $3.5 million less the amount of the term loan and subject to a defined borrowing base consisting of eligible accounts receivable and inventory. As of March 31, 1999, $2,218,959 was outstanding under the term loan and revolving credit line and $126,840 was available for additional borrowings. The outstanding principal balance of all advances under this credit facility bear interest at a floating rate of the bank's base rate plus 2.5%. The Company's obligation under the Norwest credit agreement is evidenced by a demand note and may be terminated at any time, by Norwest in its sole discretion, prior to the stated maturity date of March 1, 2002. The Company's obligations under this credit facility are secured by essentially all of the Company's assets other than real property. In addition, Mark W. Blodgett, the Company's Chief Executive Officer, has unconditionally guaranteed all amounts outstanding. The Credit and Security Agreement between the Company and Norwest require the Company to comply with certain affirmative and negative covenants.

    On January 21, 1999, the Company entered into an $824,000 mortgage loan with Comerica Bank, which matures on January 1, 2004 and is secured by a first mortgage on the Fraser, Michigan property. The loan bears interest at Comerica's prime rate. Payments are amortized over a 15-year period assuming a 7 3/4% rate of interest.

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

    On May 13, 1998, the Company entered into a $750,000 second mortgage loan with Danvers Savings Bank (the "Danvers Loan"). This loan bears interest at a rate of 11%, requires monthly payments of interest only, and matures on May 13, 1999. The Danvers Loan generated net proceeds after expenses of $731,196, which were used to finance a portion of the Lasiris acquisition. The balance at December 31, 1998 is $750,000.

    Also on May 13, 1998, Lasiris entered into a credit agreement with Toronto Dominion Bank ("TD Bank"). The credit agreement provides for (i) a $1,000,000 CDN Operating Line of Credit (the "TD Line of Credit"); (ii) a $1,000,000 CDN Term Loan (the "TD Four Year Term Loan"); (iii) an $83,333 CDN Term Loan (the "TD Two Year Term Loan"); and (iv) a $4,461 CDN Letter of Guarantee of (the "Letter of Guarantee"). The TD Line of Credit bears interest at 1% over the TD Bank prime rate, requires monthly payments of interest only, and is payable on demand. As of December 31, 1998, borrowings on the TD Line of Credit were $640,000 CDN ($418,240 US). The TD Four Year Term Loan bears interest at 2% over the TD Bank prime rate, matures on May 13, 2002, and requires monthly principal payments of $20,833 CDN (approximately $14,500 US) plus interest. As of December 31, 1998, the outstanding balance on the TD Four-Year Term Loan was $937,885 CDN ($612,908 US). The TD Two Year Term Loan bears interest at 2% over the TD Bank prime rate, matures on May 13, 2000, and requires monthly principal payments of $4,167 CDN (approximately $2,900 US) plus interest. As of December 31, 1998, the outstanding balance on the TD Two-Year Term Loan was $54,167 CDN ($35,398 US).

    On May 7, 1998, Beverly Hospital Corporation prepaid its $1,000,000 Note Receivable due to the Company, less a $50,000 discount for early payment. The proceeds were used to finance a portion of the Lasiris acquisition.

    The Company's headquarters facility in Salem, New Hampshire, is subject to a mortgage and note issued to Granite bank on August 29, 1996 (the "Granite Note"). The Granite Note, in an initial principal amount of $1,500,000 is due August 29, 2011. The Granite Note bears interest at an annual rate of 9.25% per annum until August 29, 1999; and thereafter, adjusted annually to the Prime rate plus one percent. The principal and interest are repayable in 180 equal monthly installments. In accordance with the terms of the Granite Note, the Company may prepay amounts outstanding thereunder, in whole or in part, at any time without premium or penalty.

    On May 20, 1997 the Company entered into an equipment line of credit agreement with Granite Bank to finance capital equipment related to new product development. The line of credit provides that equipment purchases will be converted quarterly into a series of five year notes, not to exceed $500,000 in the aggregate, bearing interest at the prime rate plus .75%. As of December 31, 1998, the Company had borrowed $315,868 against such line of credit.

    The Company has issued and outstanding Subordinated Notes in an original principal amount of $1,350,000. These notes mature on May 1, 2001. They bear interest at 7.25% and are convertible into shares of the Company's common stock at a price of $7.375 per share.

    Accounts payable increased $1,275,997 from December 31, 1997 to December 31, 1998. Of this increase $614,171 resulted from the Lasiris acquisition and the balance is attributable to increased payment cycles. Company expenditures for capital equipment were $636,170 for the year ended December 31, 1998 as compared to $882,540 in the same period of 1997. The majority of the 1997 expenditures related to the Company's new fiber optic product line. The majority of the 1998 expenditures related to the purchase of new CNC machinery at Stilson.

    From time to time, the Company contemplates raising additional capital by the issuance of equity securities, the proceeds of which may be used, among other things, in connection with refinancing existing indebtedness, although the Company has no reason to believe that Norwest will do so, the structure of the

Company's credit facility, with Norwest allows the lender to terminate the facility and demand payment of the Company's obligations at any time. In addition, the availability for borrowing under the Norwest credit facility is limited by a defined borrowing base of eligible accounts receivable and inventory, which fluctuates from time to time. The Danvers Loan matures on May 13, 1999 and. while the Company is in discussions with lenders regarding extending or refinancing the loan, the Company can give no assurance as to whether a refinancing will be in place prior to the maturity date. Assuming Norwest does not terminate the Norwest credit facility and demand repayment, the Company's borrowing base remains at its current level or higher and that the Danvers Loan is refinanced prior to maturity, the Company believes that its available financial resources are adequate to meet foreseeable working capital, debt service and capital expenditure requirements through the next twelve months. If these factors do not continue as expected, then the Company's lenders may declare a default and the Company would not be able to continue to operate.

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

FOREIGN CURRENCY FLUCTUATIONS

    The Company translates the assets and liabilities of its foreign subsidiaries at the rate of exchange in effect at year-end. Revenues and expenses are translated using exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to "Cumulative translation adjustment" included in stockholders' investment in the accompanying consolidated balance sheets. Foreign currency transaction gains and losses are included in "Other expense" in the accompanying statements of operations. Foreign currency transaction gains and losses were not significant for the years ended December 31, 1998, 1997 or 1996.

YEAR 2000 READINESS

THE STATEMENTS IN THE FOLLOWING SECTION INCLUDE "YEAR 2000 READINESS DISCLOSURE" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS ACT.

    The Company has undertaken a plan to address the potential impact to its business of "Year 2000 issues" (i.e., issues that may arise as a result of computer programs that use only the last two, rather than all four, digits of the year). The plan addresses Internal Matters, which relate to the Company's operations and over which the Company exercises some control, and External Matters, which are outside the Company's control and influence. The Company is well under way in its plans to review internal matters and has begun to review external matters related to its customer and supplier base.

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

    b)  Payroll Software, MAPICS supported by MARCAM

       The MAPICS Payroll software was upgraded to the Year 2000 Compliant Version DB Mod 4, PTF 4000 in November 1997. This software is represented by Marcam to be Year 2000 compliant. As of April 1, 1999, the Company elected to utilize an outsource payroll processing company who has represented to the Company that it is fully Year 2000 compliant.

    c)  Marketing Sales Management (MSM) Software supported by IMA

       The Year 2000 compliant version of MSM became available in November 1998. The Company installed Year 2000 Compliant Version 6.5A in February 1999. This software is represented by IMA to be Year 2000 compliant.

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

4.  The Products and Product Components manufactured by the Company

   Comprehensive review and testing has been completed for all of the Company's products. As a part of this process, the Company's engineers have compiled a Product Compliance Listing (the "List") to inform customers regarding "year 2000 compliance readiness" of products manufactured by the Company. A copy of the List is available from the Company upon request and will be posted on the Company Web site at www.stkr.com. The List denotes those products that are "Year 2000 Compliant", those that are not affected by "Year 2000 Compliance", and those that do not meet the definition "Year 2000 Compliant" set forth below.

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

   A letter along with the List are available by request and can be viewed on the Company's Web site as a convenience for the Company's customers. The information in this letter will be subject to, and will not supplement, extend or modify any agreement between the Company and the customer relating to the applicable product, including the period, terms, conditions or scope of any warranty given with respect to the Products at the time of original purchase. The Company makes no representation or warranty as to, and will not address, the Year 2000 readiness of any hardware, firmware, software (such as any BIOS or operating system), services protocols, data, interfaces to third party systems, or user customized functions or features that may be used with the Company software other than those Company products listed on the List. Products that it has manufactured, distributed or sold over the course of its fifty year history but which the Company is not currently manufacturing or servicing are not included on the List and have not been tested for Year 2000 compliance. The Company does not plan to test any products other than those listed on the List and will not provide Year 2000 support for any products other than those identified on the list so that the Company can focus its efforts on those products about which its customers will be most concerned. The Company also will not be assessing the Year 2000 compliance of any products manufactured or sold by third parties. The Company's current products should not be affected by the potential failure of such third party products because all of its products function independently of other equipment. The information contained on the List is based on data available to Stocker & Yale at the time of its preparation. From time to time, Stocker & Yale may change the information in the List without notice to the customer. The information contained in the List is provided "as is", without warranties or guarantees of any kind.

   As a result of the product review and testing process, the Company has determined that Year 2000 compliance exposure is limited to certain older model Printer products that incorporate date functionality which does not interfere with normal operation of the printers. Those printers will not be made Year 2000 Compliant. However, this will not preclude the customer(s) from utilizing the product. Surveys of the primary customers indicated that they are not using the date functionality. Therefore, management believes the risk of potential impact to revenue to be less than $25,000 per year, and that the current customer base will probably continue to purchase the product(s) regardless of the Non-Compliant designation.

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

Stilson Division Telephone System          $3,000 to Upgrade for Year 2000
                                           Compliance
Salem Division Telephone System            Manual Clock Date Set Required

The Company estimates that it has completed approximately 75% of its year 2000 Plan regarding Internal Matters. The Internal Matter review process is planned for completion by the end of the second quarter 1999.

External Matters

    The Company has commenced a review of External Matters that are outside the Company's control and influence. This process comprised of a review and assessment of the customer and supplier relationships that could have a potential material impact upon the Company and its ongoing operations by means of analysis of response to questionnaires sent to these parties. As a result of the preliminary nature of the Company's review of External Matters, a contingency plan has not yet been developed and there can be no assurance that Year 2000 problems resulting from customer or supplier relationships will not have a material adverse impact on the Company. The Company anticipates completion of this process by the first half of 1999.

    The Company estimates that it has completed approximately 55% of its overall Year 2000 plan. Although the Company believes that it has an effective plan in place that will resolve any Year 2000 issues in a timely manner, the Company may be adversely impacted by Year 2000 issues if its proposed updates, modifications or replacements are not completed on schedule. In the event that third parties do not complete the necessary remediation, the Company could be subject to interruption of its normal business activities, including its ability to take customer orders, manufacture and ship products, invoice customers, collect payments or engage in similar business activities. Such an event could result in a material adverse effect on the Company's revenues or in litigation surrounding such business interruptions. In addition, disruptions in the economy generally resulting from the Year 2000 issue could materially adversely affect the Company. The amount of potential liability and revenues cannot reasonably be estimated at this time.

                          ITEM 7. FINANCIAL STATEMENTS

The information required by Item 7 is presented on pages 18 through 39 of this Form 10-KSB. The index to the Company's Financial Statements is set forth below:

                                                                                                             PAGE(S)
                                                                                                           -----------

Report of Independent Public Accountants.................................................................          19

Consolidated Balance Sheets as of December 31, 1998 and 1997.............................................          20

Consolidated Statements of Operations for the Years Ended December 31, 1998 and 1997.....................          21

Consolidated Statements of Stockholder's Investment for the Years Ended December 31, 1998 and 1997.......          22

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 and 1997.....................          23

Notes to Consolidated Financial Statements...............................................................       24-39

                     STOCKER & YALE, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1998 AND 1997
                         TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Directors and Stockholders of
Stocker & Yale, Inc.:

    We have audited the accompanying consolidated balance sheets of Stocker & Yale, Inc. (a Massachusetts corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' investment and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stocker & Yale, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

Boston, Massachusetts
April 7, 1999

                     STOCKER & YALE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1998           1997
                                                                                     -------------  -------------
                                      ASSETS
Current Assets:
  Cash and cash equivalents........................................................  $      85,854  $      73,520
  Marketable Securities............................................................         86,407             --
  Trade receivables, less reserves of approximately $209,000 in 1998 and $187,000
    in 1997........................................................................      2,131,472      1,860,624
  Prepaid income taxes.............................................................        373,039        579,332
  Inventories......................................................................      6,260,779      4,957,095
  Prepaid expenses.................................................................        276,565        117,354
                                                                                     -------------  -------------
      Total current assets.........................................................      9,214,116      7,587,925
                                                                                     -------------  -------------
Property, Plant and Equipment, net.................................................      4,340,654      3,857,504
                                                                                     -------------  -------------
Note Receivable....................................................................             --      1,000,000
                                                                                     -------------  -------------
Goodwill, net of accumulated amortization..........................................      2,470,796      8,453,000
                                                                                     -------------  -------------
Identified intangible assets.......................................................      2,902,675         39,776
                                                                                     -------------  -------------
Cash Value Life Insurance..........................................................         52,546         52,546
                                                                                     -------------  -------------
                                                                                     $  18,980,787  $  20,990,751
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                     LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Current portion of long-term debt................................................  $   4,420,085  $     443,334
  Accounts payable.................................................................      3,134,933      1,858,936
  Accrued expenses.................................................................        756,970        541,668
  Short-term lease obligation......................................................        224,046         89,771
                                                                                     -------------  -------------
      Total current liabilities....................................................      8,536,034      2,933,709
                                                                                     -------------  -------------
Long-Term Debt and Capital Lease Obligations.......................................      3,691,140      5,383,233
                                                                                     -------------  -------------
Other Long-Term Liabilities........................................................        564,688        564,688
                                                                                     -------------  -------------
Deferred Income Taxes..............................................................      1,501,925        876,904
                                                                                     -------------  -------------
Commitments and Contingencies

Stockholders' Investment:
  Common stock, par value $0.001--
    Authorized--10,000,000 shares at December 31, 1998 and 1997
    Issued and outstanding--3,679,448 and 2,567,894 shares at December 31, 1998 and
      1997, respectively...........................................................          3,679          2,568
Paid-in capital....................................................................     14,224,841     10,822,705
Accumulated Other Comprehensive Income.............................................         57,432             --
Retained earnings..................................................................     (9,598,952)       406,944
                                                                                     -------------  -------------
      Total stockholders' investment...............................................      4,687,000     11,232,217
                                                                                     -------------  -------------
                                                                                     $  18,980,787  $  20,990,751
                                                                                     -------------  -------------
                                                                                     -------------  -------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                     STOCKER & YALE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          FOR THE YEARS ENDED
                                                                                             DECEMBER 31,
                                                                                     -----------------------------
                                                                                          1998           1997
                                                                                     --------------  -------------
Net Sales..........................................................................  $   12,585,322  $  11,162,026
Cost of Sales......................................................................       7,440,743      6,898,970
                                                                                     --------------  -------------
  Gross profit.....................................................................       5,144,579      4,263,056
Selling Expenses...................................................................       1,925,361      2,040,637
General and Administrative Expenses................................................       3,329,995      2,140,403
Acquired in Process R&D............................................................       1,087,914       --
Goodwill Impairment................................................................       7,365,662       --
Research and Development...........................................................         971,378        725,539
                                                                                     --------------  -------------
  Operating loss...................................................................      (9,535,731)      (643,523)
Interest Expense...................................................................         601,031        388,337
                                                                                     --------------  -------------
  Loss before income tax benefit...................................................     (10,136,762)    (1,031,860)
Income Tax Benefit.................................................................        (130,866)      (305,000)
                                                                                     --------------  -------------
  Net loss.........................................................................  $  (10,005,896) $    (726,860)
                                                                                     --------------  -------------
                                                                                     --------------  -------------
Loss per Share--Basic and diluted..................................................  $        (3.25) $       (0.28)
                                                                                     --------------  -------------
                                                                                     --------------  -------------
Weighted Average Common Shares--Basic and diluted..................................       3,078,674      2,567,894
                                                                                     --------------  -------------
                                                                                     --------------  -------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                     STOCKER & YALE, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                            COMMON STOCK                                                         TOTAL
                                        ---------------------     PAID-IN     COMPREHENSIVE     RETAINED     STOCKHOLDERS'
                                          SHARES     AMOUNT       CAPITAL     INCOME/(LOSS)     EARNINGS      INVESTMENT
                                        ----------  ---------  -------------  --------------  -------------  -------------
Balance, December 31, 1996............   2,567,894  $   2,568  $  10,822,705   $         --   $   1,133,804  $  11,959,077
    Net loss..........................          --         --             --             --        (726,860)      (726,860)
                                        ----------  ---------  -------------  --------------  -------------  -------------
Balance, December 31, 1997............   2,567,894  $   2,568  $  10,822,705   $         --   $     406,944  $  11,232,217
    Issuance of common stock to
      employee........................     100,908        101        107,744                                       107,845
    Issuance of common stock for
      acquisition of Lasiris..........     444,146        444      1,731,723                                     1,732,167
    Sale of common stock, including
      options exercised, net of
      issuance cost...................     566,500        566      1,562,669                                     1,563,235
Comprehensive income:
    Net loss..........................          --         --             --                    (10,005,896)   (10,005,896)
    Unrealized gain on investment.....                                               86,407                         86,407
    Cumulative translation
      adjustment......................          --         --             --        (28,975)             --        (28,975)
                                        ----------  ---------  -------------  --------------  -------------  -------------
Balance, December 31, 1998............   3,679,448  $   3,679  $  14,224,841   $     57,432   $  (9,598,952) $   4,687,000
                                        ----------  ---------  -------------  --------------  -------------  -------------
                                        ----------  ---------  -------------  --------------  -------------  -------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                     STOCKER & YALE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            FOR THE YEARS ENDED
                                                                                               DECEMBER 31,
                                                                                          -----------------------
                                                                                              1998        1997
                                                                                          ------------  ---------
Cash Flows from Operating Activities:
  Net loss..............................................................................  ($10,005,896) $(726,860)
  Adjustments to reconcile net loss to net cash used in operating activities--
    Acquired in Process Research and Development........................................    1,087,914          --
    Goodwill Impairment.................................................................    7,365,662          --
    Issuance of common stock to employee................................................      107,845          --
    Depreciation and amortization.......................................................      848,463     676,258
    Deferred income taxes...............................................................     (629,011)   (305,000)
    Other changes in assets and liabilities--
      Accounts receivable, net..........................................................      403,396    (449,850)
      Inventories.......................................................................     (500,072)  (1,256,076)
      Prepaid expenses..................................................................     (150,832)     14,124
      Prepaid taxes.....................................................................      331,198          --
      Accounts payable..................................................................      742,884     485,815
      Accrued expenses..................................................................       92,441      (5,986)
      Cash value of life insurance......................................................           --     (52,546)
      Other.............................................................................           --     (26,492)
                                                                                          ------------  ---------
          Net cash used in operating activities.........................................     (306,008)  (1,646,613)
                                                                                          ------------  ---------
Cash Flows Used for Investing Activities:
  Purchases of property, plant and equipment............................................     (636,170)   (882,540)
  Acquisition of Lasiris................................................................   (3,815,234)         --
                                                                                          ------------  ---------
          Net cash used in investing activities.........................................   (4,451,404)   (882,540)
                                                                                          ------------  ---------
Cash Flows from Financing Activities:
  Danvers Savings Bank financing........................................................      750,000          --
  Toronto Dominion financing............................................................      798,675          --
  Equipment lease financing.............................................................      377,573
  Proceeds from bank debt...............................................................      309,238
  Payments of bank debt.................................................................                 (227,466)
  Proceeds from bank debt and equipment loans...........................................                1,611,678
  Payments on capital lease.............................................................                  (25,957)
  Issuance of common stock, including options exercised.................................    1,563,235          --
  Receipt of Beverly Hospital note receivable...........................................    1,000,000          --
                                                                                          ------------  ---------
          Net cash provided by financing activities.....................................    4,798,721   1,358,255
                                                                                          ------------  ---------
Effect of Exchange Rate on Changes in Cash..............................................      (28,975)         --
Net (Decrease) Increase in Cash and Cash Equivalents....................................       12,334   (1,170,898)
Cash and Cash Equivalents, beginning of year............................................       73,520   1,244,418
                                                                                          ------------  ---------
Cash and Cash Equivalents, end of year..................................................   $   85,854   $  73,520
                                                                                          ------------  ---------
                                                                                          ------------  ---------
Supplemental Disclosure of Cash Flow Information:
  Interest paid.........................................................................   $  597,343   $ 426,409
                                                                                          ------------  ---------
                                                                                          ------------  ---------
  Taxes paid............................................................................   $       --   $  67,492
                                                                                          ------------  ---------
                                                                                          ------------  ---------
Supplemental Disclosure of Noncash Financing Activities:
  Capital lease obligations incurred for new equipment..................................   $       --   $ 153,008
                                                                                          ------------  ---------
                                                                                          ------------  ---------
  Shares of common stock issued in connection with Lasiris acquisition..................      444,146          --
                                                                                          ------------  ---------
                                                                                          ------------  ---------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                     STOCKER & YALE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

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

    The Company, incorporated in 1951, designs, manufactures, assembles and markets a diversified line of products. In its Salem, New Hampshire, facility, the Company manufactures a variety of optical and measuring instruments, including microscope illuminators, magnifiers and machine vision lighting systems, machine tool projectors and tool analyzers, land navigation compasses and military-type mechanical watches. The Company sells its compasses and watches to a wide variety of customers including the U.S. Government. Under the MFE brand name, the Company manufactures a broad range of oscillographic recorders and thermal printers. These products are produced for both the original equipment manufacturer and end-user markets, and are used in diverse applications including medical, laboratory, general industrial and commercial applications. In 1996, the Company expanded its product line by developing and marketing fiber-optic lighting products.

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

    Radiant Asiatec Pte. Ltd. (Radiant) was established in December 1997 as an 80% owned Singapore-based distribution company. Radiant sells industrial microscopes, imaging application software, production accessories and lighting systems manufactured by the Company. The operations of this entity are consolidated into the accompanying consolidated financial statements.

(2) ACQUISITION OF LASIRIS

    On May 13, 1998, the Company acquired Lasiris, Inc. ("Lasiris"), a Canadian manufacturer of industrial lasers for the machine vision and industrial inspection industries. The Company acquired Lasiris through Lasiris Holdings, Inc., a newly formed New Brunswick corporation ("LHI") and a subsidiary of the Company. Lasiris is operated as a wholly-owned Canadian subsidiary of LHI.

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

                     STOCKER & YALE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(2) ACQUISITION OF LASIRIS (Continued)
    ALLOCATION OF PURCHASE PRICE

    The acquisition was accounted for as a purchase, and accordingly, the initial purchase price and acquisition costs aggregating approximately $5.5 million have been allocated to the assets acquired, which consist of approximately $4.0 million in identifiable assets, approximately $1.7 million in goodwill, and approximately $1.1 million of in-process research and development which was charged to operations in the second quarter of 1998. The purchase price allocations represent the fair values determined by an independent appraisal. The Company has assigned a ten year life for the identified intangible assets and the goodwill.

    The following outlines the allocation of purchase price for the acquisition of Lasiris.

Purchased in-process research and development...................................  $1,088,000
Developed Patented Technology...................................................   2,364,000
Trademarks/Tradenames...........................................................     471,000
Assembled workforce.............................................................     241,000
Goodwill........................................................................   1,669,000
                                                                                  ----------
                                                                                   5,833,000
Net book value of assets acquired...............................................     944,000
                                                                                  ----------
                                                                                   6,777,000
Less deferred taxes.............................................................  (1,230,000)
                                                                                  ----------
                                                                                   5,547,000

    In connection with the acquisition of Lasiris, the Company allocated $1.088 million of the purchase price to incomplete research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of acquisition, the development of these projects had not reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

    Lasiris' acquired research and development value is comprised of research and development programs designed to significantly enhance the Company's current product line, as well as to develop new laser products and technologies. Management expects that the projects will be completed during the period from the fourth quarter of 1998 through the end of the calendar year 2000. At the acquisition date, programs ranged in completion from 10% to 80%, and aggregate continuing research and development commitments to complete the projects are expected to be approximately $1.5 million at the date of acquisition. The acquired research and development represents developmental efforts associated with the introduction of new and enhanced laser systems. Remaining development activities for these programs included the research, development and testing of advanced electronic, optical, and thermal technologies. Expenditures to complete these projects are expected to total approximately $500,000 in 1999, and $500,000 in 2000. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

    As evidenced by the continuation of these projects, management believes the Company has a reasonable chance of successfully completing each of the major research and development programs.

                     STOCKER & YALE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(2) ACQUISITION OF LASIRIS (Continued)
However, there is substantial risk associated with the completion of the projects and there is no assurance that any will achieve either technological or commercial success. If none of the research and development projects is completed successfully, the sales and profitability of the combined company would be adversely affected and the value of the research and development projects will not be realized.

    The following unaudited, proforma financial information assumes that the acquisition of Lasiris took place at the beginning of each respective period.

                                                                                              UNAUDITED
                                                                                       YEAR ENDED DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1998           1997
                                                                                     -------------  -------------
Net Revenues.......................................................................  $  14,155,590  $  15,309,392
Net Income.........................................................................    (10,213,921)      (721,117)
Earnings per Share.................................................................  $       (3.15) $       (0.24)
Average shares outstanding.........................................................      3,239,296      3,012,041

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Stocker & Yale Foreign Sales Corp., Stocker & Yale Hong Kong Limited, Radiant Asiatec Pte. Ltd., and Lasiris Holdings, Inc. All significant intercompany balances and transactions have been eliminated.

    REVENUE RECOGNITION

    The Company recognizes revenue as products are shipped.

    PROPERTY, PLANT AND EQUIPMENT

    The Company provides for depreciation on a straight-line basis by charges to expense in amounts estimated to amortize the costs of property, plant and equipment over their estimated useful lives. Rates used to compute depreciation are based on the following estimated useful lives:

                                                                                                ESTIMATED USEFUL
ASSET CLASSIFICATION                                                                                  LIFE
--------------------------------------------------------------------------------------------  --------------------
Building and building improvements..........................................................       10 to 40 years
Machinery and equipment.....................................................................        5 to 10 years
Furniture and fixtures......................................................................        3 to 10 years

                     STOCKER & YALE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
    Property, plant and equipment, net, consist of the following:

                                                                 DECEMBER 31, 1998
                                                      ----------------------------------------
                                                                    ACCUMULATED     NET BOOK
                                                          COST      DEPRECIATION     VALUE
                                                      ------------  ------------  ------------
Land................................................  $    483,989  $         --  $    483,989
Building and building improvements..................     2,693,176       443,318     2,249,858
Machinery and equipment.............................     5,235,700     4,174,502     1,061,198
Furniture and fixtures..............................     1,181,458       635,849       545,609
                                                      ------------  ------------  ------------
                                                      $  9,594,323  $  5,253,669  $  4,340,654
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

                                                                 DECEMBER 31, 1997
                                                      ----------------------------------------
                                                                    ACCUMULATED     NET BOOK
                                                          COST      DEPRECIATION     VALUE
                                                      ------------  ------------  ------------
Land................................................  $    446,300  $         --  $    446,300
Building and building improvements..................     2,670,191       379,879     2,290,312
Machinery and equipment.............................     4,676,554     4,031,048       645,506
Furniture and fixtures..............................       974,283       498,897       475,386
                                                      ------------  ------------  ------------
                                                      $  8,767,328  $  4,909,824  $  3,857,504
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

    Total depreciation of property, plant and equipment amounted to approximately $500,000 and $312,000 for the periods ended December 31, 1998 and 1997, respectively.

    GOODWILL AND OTHER INTANGIBLE ASSETS

    In accordance with the provisions of Statement of Financial Standards (SFAS) No. 121--"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company periodically assesses the realizability of its long-lived assets. In addition to this periodic review, the Company is obliged to initiate such an assessment in the event of a change in the Company's assets or in the valuation of its assets. Based on its most recent assessment, the Company has recorded a non-recurring, non-cash charge of $7.4 million during the year ended December 31, 1998, to write down the carrying value of its goodwill to its estimated fair value.

    On July 14, 1998, the Company announced that it had signed a non-binding letter of intent to sell its Stilson Division ("Stilson"). As of June 30, 1998 the carrying value of the Stilson's net assets was $2.0 million excluding a portion of the goodwill recorded in 1989 when the Company, including Stilson, was acquired. The proposed sale of Stilson required the Company to assess the realizability of goodwill. There was no allocation of goodwill to the individual divisions of the Company at the time of the acquisition in 1989. Accordingly, management of the Company has evaluated the cash flow generated by Stilson for the five years preceding and the five years following the acquisition relative to the cash flow of the entire Company. Management has also reviewed their expectations, at the time of the 1989 acquisition, of the future cash flow of Stilson. Based on this assessment, management allocated approximately 60% of the goodwill resulting from the 1989 acquisition to Stilson, $4.9 million net of amortization at June 30, 1998. Therefore the net assets of Stilson at June 30, 1998 inclusive of goodwill were approximately

                     STOCKER & YALE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
$6.9 million. The purchase price for the net assets of Stilson set forth in the letter of intent was $3.0 million. Accordingly, at June 30, 1998 the Company wrote down the carrying value of the net assets of Stilson to $3.0 million and recorded a charge of $3.9 million that is included in the goodwill impairment for the year ended December 31, 1998. In addition, the Company has reduced the amortization of the remaining goodwill allocated from Stilson from forty years to ten years. On November 9, 1998, the Company announced that the agreement, dated July 14, 1998, for the proposed sale of the assets of its Stilson Division to De-Sta-Co Industries had been terminated. Despite the termination of the agreement to sell Stilson to De-Sta-Co, the Company believes that the letter of intent is the most reliable evidence of the fair market value of Stilson and that no further adjustment to the carrying value of the Stilson goodwill is appropriate at this time.

    After allocating the portion of the goodwill associated with Stilson, the Company assessed the realizability of the remaining goodwill from the 1989 acquisition, $3.5 million, net of amortization. Based upon the changes in the Company since 1989 and the recent history of losses, the Company has concluded that the realizability of the remaining goodwill is uncertain and that the carrying value should be written down to zero. As a result of this assessment the Company recorded an additional charge of $3.5 million which was included in the goodwill impairment in the year ended December 31, 1998.

    Rates used to compute amortization are based on the following estimated useful lives:

ASSET CLASSIFICATION                                        ESTIMATED USEFUL LIFE
----------------------------------------------  ----------------------------------------------
Goodwill......................................                     10 years
Identifiable intangibles......................                     10 years
Debt issuance costs...........................                   Life of loan

    Intangibles consist of the following:

                                                                DECEMBER 31, 1998
                                                    -----------------------------------------
                                                                   ACCUMULATED     NET BOOK
                                                        COST       AMORTIZATION     VALUE
                                                    -------------  ------------  ------------
Goodwill..........................................  $  12,418,530   $9,947,734   $  2,470,796
Debt issuance costs...............................        334,857      316,657         18,200
Other identified intangibles......................      3,075,450      190,975      2,884,475

                                                                DECEMBER 31, 1997
                                                    -----------------------------------------
                                                                   ACCUMULATED     NET BOOK
                                                        COST       AMORTIZATION     VALUE
                                                    -------------  ------------  ------------
Goodwill..........................................  $  10,749,000   $2,296,000   $  8,453,000
Debt issuance costs...............................        316,053      276,277         39,776

    Amortization of goodwill and other intangibles, exclusive of the writeoff of approximately $7,366,000, was approximately $477,000 for the year ended December 31, 1998 and approximately $268,800 for the year ended December 31, 1997.

                     STOCKER & YALE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
    Financing costs related to certain loans have been capitalized and are being amortized over the life of the related loans. Amortization expense related to financing cost was approximately $40,380 and $98,714 for the years ended December 31, 1998 and 1997, respectively.

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

    EARNINGS PER SHARE

    In 1997, the Company adopted the provisions of SFAS No. 128, EARNINGS PER SHARE. This statement was issued by the FASB in March 1997 and establishes the standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerators and denominators for the basic and diluted EPS computations for all prior-period EPS data presented. The Company has reported a net loss for the years ended December 31, 1998 and 1997. Accordingly, all options and warrants have been excluded from diluted earnings per share as they would be antidilutive.

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

    FAIR VALUES OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, current maturities of long-term debt, accounts payable and long-term debt. The estimated fair value of these financial instruments approximates their carrying value as of December 31, 1998.

                     STOCKER & YALE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
    RECLASSIFICATION

    Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

(4) INCOME TAXES

    The components of the income tax (benefit) are as follows:

                                                                        FOR THE YEARS ENDED
                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                         1998         1997
                                                                      -----------  -----------
Current--
Federal.............................................................  $  (283,000) $        --
State...............................................................      (88,000)          --
Foreign.............................................................       68,000           --
                                                                      -----------  -----------
                                                                         (303,000)          --
                                                                      -----------  -----------
Deferred--
Federal.............................................................      146,000     (234,850)
State...............................................................       26,000      (70,150)
Foreign.............................................................           --           --
                                                                      -----------  -----------
                                                                          172,000     (305,000)
                                                                      -----------  -----------
                                                                      $  (131,000) $  (305,000)
                                                                      -----------  -----------
                                                                      -----------  -----------

    The following is a reconciliation of the federal income tax (benefit) calculated at the statutory rate of 34% to the recorded amount:

                                                                                              FOR THE YEARS
                                                                                        --------------------------
                                                                                            ENDED DECEMBER 31,
                                                                                        --------------------------

                                                                                            1998          1997
                                                                                        -------------  -----------
Applicable statutory federal income tax benefit.......................................  $  (3,447,000) $  (350,834)
State income taxes, net of federal income tax benefit.................................       (608,000)     (64,698)
Non-deductible amortization and impairment charge.....................................      3,136,000       91,392
Acquired in process research and development..........................................        435,000           --
Valuation allowance...................................................................        210,000           --
Other, net............................................................................        143,000       19,140
                                                                                        -------------  -----------
                                                                                        $    (131,000) $  (305,000)
                                                                                        -------------  -----------
                                                                                        -------------  -----------

                     STOCKER & YALE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(4) INCOME TAXES (CONTINUED)
    The significant items composing the domestic deferred tax asset and liability at December 31, 1998 and 1997 are as follows:

                                                                         1998                      1997
                                                               -------------------------  -----------------------
                                                                CURRENT      LONG-TERM     CURRENT     LONG-TERM
                                                               ----------  -------------  ----------  -----------
Assets--
Net operating loss carryforwards.............................  $       --  $     758,000  $       --  $        --
Reserves not currently deductible............................     240,000             --     240,772           --
Other........................................................     (30,000)        65,000     338,560           --
                                                               ----------  -------------  ----------  -----------
    Total assets.............................................     210,000        823,000     579,332           --
                                                               ----------  -------------  ----------  -----------
Liabilities--
Accelerated depreciation and property-basis differences......          --       (819,000)         --     (672,602)
Note receivable..............................................          --             --          --     (402,700)
Identified intangibles.......................................          --     (1,154,000)         --           --
Other........................................................          --       (100,000)         --      198,398
                                                               ----------  -------------  ----------  -----------
      Total liabilities......................................          --     (2,073,000)         --     (876,904)
                                                               ----------  -------------  ----------  -----------
      Valuation allowance....................................          --       (210,000)         --           --
                                                               ----------  -------------  ----------  -----------
      Net assets (liabilities)...............................  $  210,000  $  (1,460,000) $  579,332  $  (876,904)
                                                               ----------  -------------  ----------  -----------
                                                               ----------  -------------  ----------  -----------

    The Company has provided a valuation allowance for a portion of deferred tax assets that may not be realized. The Company's federal net operating loss carryforwards, approximately $1.8 million as of December 31, 1998, expiring beginning in 2011.

(5) INVENTORIES

    Inventories are as follows:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
Finished goods....................................................  $    603,435  $    435,201
Work-in-process...................................................       201,695       431,142
Raw materials.....................................................     5,455,649     4,090,752
                                                                    ------------  ------------
                                                                    $  6,260,779  $  4,957,095
                                                                    ------------  ------------
                                                                    ------------  ------------

(6) NOTE RECEIVABLE

    On September 5, 1995, the Company sold its manufacturing facility in Beverly, Massachusetts, for $1.2 million in cash and a note receivable of $1 million from the buyer. On May 7, 1998, Beverly Hospital Corporation prepaid its $1,000,000 Note Receivable due the Company, less a $50,000 discount for early payment. The proceeds were used to finance a portion of the Lasiris acquisition (Note 2).

                     STOCKER & YALE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(7) LONG-TERM DEBT

    As of December 31, 1998 and 1997, debt consisted of the following:

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1998          1997
                                                                                        ------------  ------------
Revolving line of credit, maturing March 31, 1999, payable to a bank, with an interest rate at the bank's prime lending rate plus 1/2 % at December 31, 1998 (9.75%).........  $  1,775,881  $  1,307,053

Revolving line of credit, maturing April 1998, payable to a Hong Kong bank, with an interest rate at the bank's prime lending rate as defined (8.50%) at December 31,
1998..................................................................................       202,121       202,121

Mortgage note payable (Salem facility), maturing August 29, 2011, payable to a bank, with an interest rate of 9.25% as of December 31, 1998, effective August 29, 1999 the
rate is at the bank's prime rate plus 1%..............................................     1,379,489     1,434,395

Term loan, maturing on March 31, 1999, payable to a bank, with an interest rate of
prime plus 1/2% (9.75%) at December 31, 1998..........................................     1,014,905     1,175,945

Convertible subordinated notes payable, maturing on May 1, 2001, interest payable
quarterly in arrears at 7.25%.........................................................     1,350,000     1,350,000

Equipment loan, maturing October 17, 2000, payable to a bank, with an interest rate at
8.80%.................................................................................        44,913        66,534

Auto loan, maturing February 2002, payable to a bank, with an interest rate at
8.50%.................................................................................        13,842        17,524

Term Loan, maturing May 13, 2002, payable to a bank, with an interest rate of bank's
prime plus 2.0%.......................................................................       612,908            --

Term Loan, maturing May 13, 2000, payable to a bank, with an interest rate of bank's
prime plus 2.0%.......................................................................        35,398            --

Term Loan, maturing May 13, 1999, payable to a bank, with an interest rate of 11.0%...       750,000            --

Equipment capital lease obligation, maturing August 31, 2000, with an interest rate of
7.81%.................................................................................        99,322       153,008

Equipment lease line of credit, maturing July 22, 2003, payable to a bank, with an
interest rate of prime plus 3/4% (9.25%) at December 31, 1998.........................       315,868       209,759

Machinery equipment lease obligation, maturing November 1, 2002, with an interest rate
of 8.00%..............................................................................       210,459            --

Machinery equipment lease obligation, maturing October 18, 2002, with an interest rate
of 8.00%..............................................................................       111,925            --

Revolving line of credit, maturing on demand, payable to a bank, with an interest rate
of bank's prime plus 1%...............................................................       418,240            --
                                                                                        ------------  ------------

                                                                                           8,335,271     5,916,339

Less--Current portion of long-term debt...............................................     4,644,131       533,106
                                                                                        ------------  ------------

                                                                                        $  3,691,140  $  5,383,233
                                                                                        ------------  ------------

                     STOCKER & YALE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(7) LONG-TERM DEBT (CONTINUED)
    The revolving line of credit has a maximum credit limit of the lesser of $4,000,000 or a borrowing base as defined in the Credit Agreement, which is composed of the Company's eligible accounts receivable and inventory. The line has a floating interest rate of 1/2% above the bank's prime lending rate.

    The Company has a five-year term loan with the same bank, with an original principal amount of $2,767,000. The monthly principal payments on this note are $13,420. The loan has a floating interest rate of 1/2% above the bank's prime lending rate. The loan matures on March 1, 2000, at which time all unpaid interest and principal amounts are due in full.

    The revolving line of credit and the term loan discussed above require the Company to comply with several affirmative and negative covenants, including certain financial tests and ratios such as debt service coverage, net income requirements and other items. The loans are collateralized by substantially all of the Company's assets and a personal guaranty, by the Chairman of the Board.

    As of December 31, 1997, the Company was not in compliance with certain financial covenants set forth in the Credit Agreement of it's revolving line of credit and five-year term loan, as amended. On March 5, 1998, the Company obtained a waiver for these events of noncompliance. This waiver was effective for the period ended December 31, 1997.

    On March 27, 1998, the Company entered into an agreement to extend the maturity dates of its revolving line of credit and term loan to January 2, 1999. Under the terms of the extension, the revolving line of credit's maximum credit limit decreased from $4.0 million to the lesser of $2.5 million or a borrowing base as defined in the Amended Credit Agreement. Also, both the term loan and the revolving line of credit will bear interest at a rate equal to the Bank's base rate plus 1% through June 30, 1998, after which the rate will increase to the Bank's base rate plus 2%. The Company paid quarterly extension fees of $10,000 on March 31, 1998 and $20,000 on June 30, 1998, and monthly extension fees of $7,000 payable on the last day of July, August and September, and $10,000 payable on the last day of October, November and December. The Amended Credit Agreement deletes the minimum debt service covenant and requires the Company to report a pretax profit in the month of March 1998, and for each of the subsequent quarters in fiscal year 1998.

    Under the terms of the Credit Agreement, as amended, the Company was required to comply with a quarterly minimum net income covenants. As of June 30, 1998, the Company was not in compliance with this covenant, and on July 21, 1998, the Bank granted a waiver of the net income covenant for the quarter ended June 30, 1998. As of September 30, 1998 the Company was not in compliance with this covenant, and on November 5, 1998 the Bank granted a waiver of the net income covenant for the quarter ended September 30, 1998.

    On January 15, 1999, the Company entered into an agreement to extend the maturity dates of its revolving line of credit from February 1, 1999 to March 31, 1999, after which date no further advances would be made with respect to the Amended Revolving Note. As part of the agreement, the Company agreed to pay the bank all payments due prior to March 31, 1999 and that failure to make such payments would result in the Company being in default under this agreement. As part of the agreement, the maturity date of the term note with the same bank was also extended to March 31, 1999. The Company agreed to pay the bank the entire principal balance outstanding on the term note, plus all unpaid accrued interest. Also, both the revolving line of credit and the term loan will bear interest at a rate equal to the bank's base rate plus 4%. The Company agreed to pay up to $35,000 in consideration for the agreement, with $20,000

                     STOCKER & YALE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(7) LONG-TERM DEBT (CONTINUED)
due upon execution of the agreement. In the event that the Company pays off it obligation in full on or before February 15, 1999, the bank agreed to waive the remaining $15,000 balance.

    On February 11, 1999 the Company entered in a new credit agreement with Norwest Business Credit, Inc. with total borrowing availability up to $3,500,000. Initial proceeds were used to payoff the Credit Agreement between the Company and Fleet National Bank of Massachusetts, N.A. This new credit facility with Norwest consists of a $500,000 term loan that requires 60 monthly principal payments of $8,334 beginning April 1, 1999. The credit facility also provides for a revolving line of credit of up to $3.0 million subject to a defined borrowing base consisting of eligible accounts receivable and inventory. As of March 31, 1999, $2,218,959 was outstanding under the term loan and revolving credit line and $126,840 was available for additional borrowings. The outstanding principal balance of all advances under the Norwest facility bear interest at a floating rate of the bank's base rate plus 2.5%. The Norwest credit agreement is a demand note and maybe terminated by the lender at any time at the discretion of the lender, prior to the stated maturity date of March 1, 2002. The credit agreement is secured by essentially all of the Company's assets. Mark W. Blodgett, the Company's Chief Executive Officer has, unconditionally guaranteed all amounts outstanding under the credit agreement. The Credit and Security Agreement require the Company to comply with certain affirmative and negative covenants.

    On January 21, 1999, the Company entered into mortgage loan with a bank in the amount of $824,000. The mortgage matures on January 1, 2004, and is secured by a first mortgage on the Company's Fraser, Michigan property.

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

(8) STOCKHOLDERS' INVESTMENT

    On May 13, 1998, in connection with the Lasiris acquisition, the stockholders of Lasiris received 444,146 shares of capital stock of Lasiris Holdings, Inc., a newly formed New Brunswick corporation and a subsidiary of the Company. These newly issued shares were exchangeable for shares of the Company's common stock on a one for one basis with aggregate value of $1,732,167 on the acquisition date. The Company financed a portion of the cash consideration paid through a private placement of 350,000 shares of the Company's common stock at a price of $3.50 per share, which generated net proceeds to the Company of $1,124,714 after offering expenses of $100,284. The Company did not engage any underwriters in connection with such offering, but the Company did enter into an arrangement with J.E. Sheehan & Co. ("Sheehan") to act as placement agent for all or a portion of the shares offered thereby. In connection with the offering, Sheehan was paid a commission of $73,500 and was issued a warrant entitling Sheehan to purchase an aggregate of 10,000 shares of Common Stock at a price of $4.00 per share (the "Sheehan Warrant"). The Sheehan Warrant is exercisable for a period of three years and contains customary weighted-average anti-dilution provisions providing for appropriate adjustment of the exercise price and the number of shares issuable upon exercise thereof upon the occurrence of certain events regarding the Common Stock as a whole.

                     STOCKER & YALE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(8) STOCKHOLDERS' INVESTMENT (Continued)
    In December 1998, the Company issued and sold 214,200 shares of common stock, at a price of $2.00 per share in a private placement to officers and directors of the Company generating proceeds of $428,400.

    Also in December 1998, the Company issued 100,908 shares to the Company's CEO in exchange for his guarantee of certain indebtedness to the Company. As a result, the Company recorded a charge of $107,845 in the accompanying statement of operations for the year ended December 31, 1998.

(9) EMPLOYEE BENEFITS AND STOCK OPTIONS

    The Company had two noncontributory defined benefit pension plans that covered a majority of Company employees. The accrued benefit is determined based on credited service as of the employee's retirement date. Employees became fully vested after five years.

    The Company froze the benefits of the defined benefit pension plans during August 1993. During 1998, the Company distributed the plan assets to the plan participants, based upon actuarial calculations of benefit amounts due each participant. After all liabilities to participants had been paid, the Pension Plans were effectively terminated. Upon termination, there existed approximately $389,000 in excess funds. The Company subsequently distributed approximately $98,000 to the 401(k) plan established for Company employees. At December 31, 1998, the Company recorded net curtailment gain of approximately $233,000 in accordance with SFAS No. 88, EMPLOYERS' ACCOUNTING FOR SETTLEMENTS AND CURTAILMENTS OF DEFINED BENEFIT PENSION PLANS AND FOR TERMINATION BENEFITS.

    The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets:

                                                                                        DECEMBER 31,
                                                                                            1997
                                                                                        ------------
Actuarial present value of benefit obligations--
  Accumulated benefit obligation, including vested benefits of $440,931 in 1997................     $  (456,444)
                                                                                                 -----------------
                                                                                                 -----------------
Projected benefit obligation for service rendered to date......................................     $  (456,444)
Plan assets at fair value, guaranteed investment contract with an insurance company............         775,505
Unrecognized net gain..........................................................................        (297,597)
Unrecognized net (assets) liabilities..........................................................          13,365
                                                                                                 -----------------
    Prepaid (accrued) pension cost.............................................................     $    34,829
                                                                                                 -----------------
                                                                                                 -----------------

    Net periodic pension cost (income) includes the following components:

                                                                                                FOR THE YEAR ENDED
                                                                                                DECEMBER 31, 1997
                                                                                                ------------------
Service cost--income earned during the period.................................................      $       --
Interest cost on projected benefit obligation.................................................          29,861
Return on plan assets.........................................................................         (57,445)
Amortization..................................................................................         (18,087)
                                                                                                      --------
    Net periodic pension income...............................................................      $  (45,671)
                                                                                                      --------
                                                                                                      --------

                     STOCKER & YALE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(9) EMPLOYEE BENEFITS AND STOCK OPTIONS (Continued)
    The weighted average discount rate and rate of increase in future compensation used in determining the actuarial present value of the projected benefit obligation was 7% in 1997. The expected long-term rate of return on assets was 8% in 1997.

    On January 17, 1994, the Company established the Stocker & Yale 401(k) Plan (the Plan). Under the Plan, employees are allowed to make pretax retirement contributions. In addition, the Company may make matching contributions, not to exceed 100% of the employee contributions, and profit sharing contributions at its discretion. Upon termination of the Company's defined benefit pension plans in December 1998, the Company made a $98,000 contribution to the 401(k) Plan. The Company made no such contributions for the plan year ended December 31, 1997. The Company incurred costs of $4,929 and $5,169 in 1998 and 1997, respectively, to administer the Plan.

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

                     STOCKER & YALE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(9) EMPLOYEE BENEFITS AND STOCK OPTIONS (Continued)
    The following is a summary of the activity for the 1996 and 1994 Stock Option Plans:

                                                  NUMBER OF                   WEIGHTED AVERAGE
                                                   SHARES      PRICE RANGE          PRICE
                                                 -----------  --------------  -----------------
Outstanding at December 31, 1996...............     203,440   $  3.70--$7.25      $    6.14
    Granted....................................      61,600   $  4.50--$5.38      $    5.27
                                                 -----------  --------------          -----
Outstanding at December 31, 1997...............     265,040   $  3.70--$7.25      $    5.97
    Granted....................................     128,000   $  1.75--$5.16      $    3.37
    Forfeited..................................     (13,700)  $  4.40--$6.00      $    4.94
    Exercised..................................      (2,300)  $         4.40      $    4.40
                                                 -----------  --------------          -----
Outstanding at December 31, 1998...............     377,040   $  1.75--$7.25      $    5.13
                                                 -----------  --------------          -----
                                                 -----------  --------------          -----
Exercisable at December 31, 1998...............     184,540   $  3.70--$7.25      $    6.30
                                                 -----------  --------------          -----
                                                 -----------  --------------          -----
Weighted average option price for all
  options......................................                                   $    5.14
                                                                                      -----
                                                                                      -----

    Included in the options listed above, as of December 31, 1998, there are 50,000 options outstanding to nonemployees to purchase shares of the Company's common stock at prices ranging from $4.30--$7.25 per share. These options were issued in 1994 through 1998.

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

    The Company elected to account for its stock-based compensation plan under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1997 and 1998 using the Black-Scholes option pricing model as prescribed by SFAS No. 123, using the following weighted-average assumptions for grants in 1998 and 1997:

                                                                                      1998             1997
                                                                                ----------------  ---------------
Risk-free interest rate.......................................................       4.70%--5.97%      5.87%--6.9%
Expected dividend yield.......................................................                --               --
Expected life.................................................................          10 years         10 years
Expected volatility...........................................................             61.83%           32.29%

    The total value of options granted during 1997 and 1998 would be amortized on a pro forma basis over the vesting period of the options. Options generally vest equally over two years. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years. If

                     STOCKER & YALE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(9) EMPLOYEE BENEFITS AND STOCK OPTIONS (Continued) the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net loss and net loss per share would have increased as reflected in the following pro forma amounts:

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                      ---------------------------
                                                                                           1998          1997
                                                                                      --------------  -----------
Net loss--
    As reported.....................................................................  $  (10,005,896) $  (726,860)
    Pro forma.......................................................................     (10,331,756)  (1,057,884)
Net loss per share--
    As reported.....................................................................           (3.25)       (0.28)
    Pro forma.......................................................................           (3.36)       (0.41)

    Set forth below is a summary of options granted in 1998 and 1997:

                                                    OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                           ---------------------------------------------------------------------  --------------------------
                                              WEIGHTED AVERAGE                                                   WEIGHTED
                              OUTSTANDING        REMAINING          WEIGHTED                                      AVERAGE
           EXERCISE PRICE      SHARES AT      CONTRACTUAL LIFE       AVERAGE         PER SHARE    EXERCISABLE    EXERCISE
               RANGE       DECEMBER 31, 1998      (YEARS)        EXERCISE PRICE     FAIR VALUE      OPTIONS        PRICE
           --------------  -----------------  ----------------  -----------------  -------------  -----------  -------------
     1997  $  4.50--$5.38         72,000            9 years              5.28             3.96            --            --
     1998  $  1.75--$5.16        128,000           10 years              3.37             2.55            --            --

(10) COMMITMENTS AND CONTINGENCIES

    Total rent expense for operating leases charged to operations for the periods ended December 31, 1998 and 1997 was $47,873 and $17,862, respectively. Minimum commitments under leases in effect at December 31, 1998 are as follows:

                                                                                    OPERATING
YEAR                                                                                  LEASES
----------------------------------------------------------------------------------  ----------
1999..............................................................................  $  104,083
2000..............................................................................      69,116
2001..............................................................................      42,201
Thereafter........................................................................       5,493
                                                                                    ----------
Total minimum lease payments......................................................  $  220,893
                                                                                    ----------
                                                                                    ----------

(11) SEGMENTED INFORMATION

    Statement of Financial Accounting Standards (SFAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, issued June 1997.

    SFAS No. 131 introduces a new model for segment reporting called the "management approach." The management approach is based on the way the chief operating decision maker organizes segments based on products and services, geography, legal structure, management structure--any manner in which management disaggregates the company. This statement replaces SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. SFAS requires disclosures for each segment that are similar to those

                     STOCKER & YALE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(11) SEGMENTED INFORMATION (Continued)
required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. It requires limited segment data on a quarterly basis. It also requires geographic data by country, as opposed to broader geographic regions permitted under current standards. This statement applies to public business enterprises.

    The Company has assessed the new statement and has classified the operating results of Lasiris with the Measuring and Inspection Instruments Segment.

    The Company's operations were conducted primarily within the following industry segments for the fiscal years ended December 31, 1998 and 1997:

                                                                                DECEMBER 31, 1998
                                                               ---------------------------------------------------
                                                               MEASURING AND
                                                                 INSPECTION     MACHINE COMPONENTS
                                                                INSTRUMENTS      AND ACCESSORIES         TOTAL
                                                               --------------  --------------------  -------------
Net sales....................................................   $  9,273,434      $    3,311,888     $  12,585,322
Operating income (loss)......................................     (5,355,750)         (4,179,981)       (9,535,731)
Capital expenditures.........................................        311,106             325,064           636,170
Depreciation expense.........................................        413,769              86,062           499,831
Amortization expense.........................................        195,871             130,581           326,452
Fixed assets, net............................................      2,944,313           1,396,341         4,340,654
Total identifiable assets....................................     17,867,643           1,113,144        18,980,787

                                                                                DECEMBER 31, 1997
                                                               ---------------------------------------------------
                                                               MEASURING AND
                                                                 INSPECTION     MACHINE COMPONENTS
                                                                INSTRUMENTS      AND ACCESSORIES         TOTAL
                                                               --------------  --------------------  -------------
Net sales....................................................   $  7,213,876      $    3,948,150     $  11,162,026
Operating income (loss)......................................       (325,314)           (318,209)         (643,523)
Capital expenditures.........................................        751,293             282,763         1,034,056
Depreciation expense.........................................        133,013             179,436           312,449
Amortization expense.........................................        220,508             147,006           367,514
Fixed assets, net............................................      2,707,700           1,149,804         3,857,504
Total identifiable assets....................................     19,666,636           1,324,115        20,990,751

    Sales to unaffiliated customers in foreign countries outside of the United States represented approximately 9% and 17% of net sales for fiscal 1998 and 1997, respectively. The Company's export sales are denominated in U.S. dollars.

(12) COMPREHENSIVE INCOME/(LOSS)

    For the year ended December 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "Other comprehensive items, net" which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses from available-for-sale investments.

             ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III.
     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Information pertaining to directors and executive officers of the Company is set forth under "Election of Directors" in the Company's Proxy Statement for the Special Meeting in Lieu of an Annual Meeting of Stockholders to be held on May 20, 1999 (the "Proxy Statement"), and is incorporated herein by reference.

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

               ITEM 13. EXHIBITS, LISTS, AND REPORTS ON FORM 8-K

    (a) The following is a complete list of Exhibits filed as part of this Form 10-KSB.

  EXHIBIT
  NUMBER                                                  DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
    3.1      Amended and Restated Articles of Organization of Stocker & Yale, incorporated by reference to Exhibit
             3.1 of Stocker & Yale's Form SB-2, Amendment No.1, filed on October 11, 1996.

    3.2      Amended and Restated Bylaws of Stocker & Yale, incorporated by reference to Exhibit 3.2 of Stocker &
             Yale's Form 10-SB, as amended, filed on November 2, 1995.

    4.1      Escrow Agreement by and among Stocker & Yale and the parties named therein, incorporated by reference to Exhibit 4.1 of Stocker & Yale's Form 10-SB, as amended, filed on November 2, 1995.

    4.2      Subordinated Note & Warrant Purchase Agreements, incorporated by reference to Exhibit 10.7 of Stocker
             & Yale's Form 10-SB, as amended, filed on November 2, 1995.

  *10.1(a)   Credit and Security Agreement dated February 11, 1999 by and between Stocker & Yale and Norwest
             Business Credit, Inc.

  *10.1(b)   Demand Note dated February 11, 1999 issued to Norwest Business Credit, Inc. by Stocker & Yale.

  *10.1(c)   Guaranty dated February 11, 1999 by and between Mark W. Blodgett and Norwest Business Credit, Inc.

  *10.2(a)   Mortgage Note dated January 11, 1999 issued to Comerica Bank by Stocker & Yale.

  *10.2(b)   Continuing Collateral Mortgages dated January 21, 1999 by Stocker & Yale to Comerica Bank.

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

   10.8(d)   Form of Nonqualified Option Agreement for Outside Directors under the Amended and Restated 1994 Stock
             Option Plan, incorporated by reference to Exhibit 10.8(d) of Stocker & Yale's Form 10-SB, as amended, filed on November 2, 1995.

  EXHIBIT
  NUMBER                                                  DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
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

   10.13(c)  Form of Nonqualified Option Agreement for employees under the Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.13(d) of Stocker & Yale's Form 10-KSB, for the fiscal year ended December 31, 1995.

   10.14(a)  Promissory Note, due August 29, 2011, issued by the Company to Granite Bank.

   10.14(b)  Mortgage Deed and Security Agreement, dated August 29, 1996, granted by the Company to Granite Bank.

   10.14(c)  Collateral Assignment of Leases and Rents, dated August 29, 1996, granted by the Company to Granite
             Bank.

   10.15(a)  Promissory Note, due May 13, 1999, issued by the Company to Danvers Savings Bank, incorporated by reference to Exhibit 10.15(a) of Stocker & Yale's Form 10-QSB filed on August 19, 1998.

   10.16(a)  Voting, Support and Exchange Agreement between Lasiris Holding, Inc., Stocker & Yale, Inc. and the stockholders' of Lasiris, Inc. and certain other parties named therein, dated May 13, 1998, incorporated by reference to Exhibit 10.16(a) of Stocker & Yale's Form 10-QSB filed on August 19,
             1998.

   10.16(b)  Employment Agreement by and among Lasiris, Inc., Stocker & Yale, Inc. and Alain Beauregard, dated as of May 13, 1998, incorporated by reference to Exhibit 10.16(b) of Stocker & Yale's Form 10-QSB filed on August 19, 1998.

   10.16(c)  Employment Agreement by and among Lasiris, Inc., Stocker & Yale, Inc. and Luc Many, dated as of May
             13, 1998, incorporated by reference to Exhibit 10.16(c) of Stocker & Yale's Form 10-QSB filed on
             August 19, 1998.

   10.16(d)  Lasiris, Inc. Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.16(d) of
             Stocker & Yale's Form 10-QSB filed on August 19, 1998.

  *21.1      Subsidiaries of the Company.

  *23.1      Consent of Arthur Andersen LLP

   27.1      Financial Data Schedule

------------------------

*   Filed herewith

    (b) Reports on Form 8-K

    There were no reports filed on Form 8-K during the fourth quarter of 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf, thereunto duly authorized.

                                STOCKER & YALE, INC.

                                By:             /s/ MARK W. BLODGETT
                                     -----------------------------------------
                                             Mark W. Blodgett, Chairman
Date: April 7, 199                          and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ MARK W. BLODGETT       Chairman of the Board of
------------------------------    Directors and Chief          April 7, 1999
       Mark W. Blodgett           Executive Officer

      /s/ JAMES BICKMAN
------------------------------  President and Director         April 7, 1999
        James Bickman

    /s/ LAWRENCE BLODGETT
------------------------------  Director                       April 7, 1999
      Lawrence Blodgett

------------------------------
        Clifford Abbey          Director

     /s/ STEVEN E. KAROL
------------------------------  Director                       April 7, 1999
       Steven E. Karol

      /s/ JOHN M. NELSON
------------------------------  Director                       April 7, 1999
        John M. Nelson

      /s/ GARY B. GODIN
------------------------------  Senior Vice President-         April 7, 1999
        Gary B. Godin             Finance and Treasurer