Form 10KSB/A
period 1998-12-31
STOCKER & YALE INC
filed 1999-04-08
CIK 94538

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                            ------------------------

                                 FORM 10-KSB/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          ITEM 7. FINANCIAL STATEMENTS

The information required by Item 7 is presented on pages 18 through 39 of this Form 10-KSB. The index to the Company's Financial Statements is set forth below:

                                                                                                             PAGE(S)
                                                                                                           -----------

Report of Independent Public Accountants.................................................................           2

Consolidated Balance Sheets as of December 31, 1998 and 1997.............................................           3

Consolidated Statements of Operations for the Years Ended December 31, 1998 and 1997.....................           4

Consolidated Statements of Stockholder's Investment for the Years Ended December 31, 1998 and 1997.......           5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 and 1997.....................           6

Notes to Consolidated Financial Statements...............................................................        7-22

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

/s/ Arthur Andersen LLP

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

               ITEM 13. EXHIBITS, LISTS, AND REPORTS ON FORM 8-K

    (a) The following is a complete list of Exhibits filed as part of this Form 10-KSB.

  EXHIBIT
   NUMBER                                                 DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------
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

  **10.1(a)   Credit and Security Agreement dated February 11, 1999 by and between Stocker & Yale and Norwest
              Business Credit, Inc.

  **10.1(b)   Demand Note dated February 11, 1999 issued to Norwest Business Credit, Inc. by Stocker & Yale.

  **10.1(c)   Guaranty dated February 11, 1999 by and between Mark W. Blodgett and Norwest Business Credit, Inc.

  **10.2(a)   Mortgage Note dated January 11, 1999 issued to Comerica Bank by Stocker & Yale.

  **10.2(b)   Continuing Collateral Mortgages dated January 21, 1999 by Stocker & Yale to Comerica Bank.

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

  EXHIBIT
   NUMBER                                                 DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------
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

  **21.1      Subsidiaries of the Company.

   *23.1      Consent of Arthur Andersen LLP

   *27.1      Financial Data Schedule

------------------------

*   Filed herewith

**  Previously Filed

    (b) Reports on Form 8-K

    There were no reports filed on Form 8-K during the fourth quarter of 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf, thereunto duly authorized.

                                STOCKER & YALE, INC.

                                By:             /s/ MARK W. BLODGETT
                                     -----------------------------------------
                                             Mark W. Blodgett, Chairman
Date: April 8, 1999                         and Chief Executive Officer