Form 10QSB
period 1999-03-31
STOCKER & YALE INC
filed 1999-05-17
CIK 94538

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
------------------------------------------------------------------------------

                                   FORM 10-QSB
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                          Commission file number 0-5460
                  --------------------------------------------


                              STOCKER & YALE, INC.
                 (Name of small business issuer in its charter)



            MASSACHUSETTS                            04-2114473
 (State of other jurisdiction of         (I.R.S. employer identification no.)
incorporation or organization)

                                32 HAMPSHIRE ROAD
                           SALEM, NEW HAMPSHIRE 03079
               (Address of principal executive offices) (Zip Code)

                                 (603) 893-8778
                           (Issuer's telephone number)

                  --------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ___X___Yes _____No

As of April 30, 1999 there were 3,358,306 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):  ____Yes   ___X_No

                           PART I FINANCIAL STATEMENTS
                      ITEM 1.1 CONSOLIDATED BALANCE SHEETS
                              STOCKER & YALE, INC.




                                                                                     March 31, 1999      December 31,1998
                                                                                     --------------      ----------------
                                                                                      (unaudited)           (audited)

                                      ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                         $     12,357        $     85,854
   Marketable Securities                                                                   82,208              86,407
   Accounts receivable, net of reserves of $208,016 and $209,000 in 1999 and 1998,
     respectively                                                                       2,203,518           2,131,472
   Prepaid taxes                                                                          368,979             373,039
   Inventory                                                                            6,144,922           6,260,779
   Prepaid expenses                                                                       328,280             276,565
                                                                                     ------------        ------------
         Total current assets                                                           9,140,264           9,214,116
                                                                                     ------------        ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                      4,238,663           4,340,654
                                                                                     ------------        ------------

GOODWILL, NET OF ACCUMULATED AMORTIZATION                                               2,421,484           2,470,796
                                                                                     ------------        ------------
IDENTIFIED INTANGIBLE ASSETS                                                            2,807,589           2,902,675
                                                                                     ------------        ------------
OTHER ASSETS                                                                               52,546              52,546
                                                                                     ------------        ------------

                                                                                     $ 18,660,546        $ 18,980,787
                                                                                     ------------        ------------
                                                                                     ------------        ------------

                      LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:

   Current portion of long-term debt                                                 $  3,762,745        $  4,420,085
   Accounts payable                                                                     2,686,110           3,134,933
   Accrued expenses                                                                       889,653             756,970
   Short-term lease obligation
                                                                                          224,046             224,046


         Total current liabilities                                                      7,562,554           8,536,034
                                                                                     ------------        ------------

LONG-TERM DEBT                                                                          4,543,247           3,691,140
                                                                                     ------------        ------------

OTHER LONG-TERM LIABILITIES                                                               564,688             564,688
                                                                                     ------------        ------------

DEFERRED INCOME TAXES                                                                   1,505,254           1,501,925
                                                                                     ------------        ------------

STOCKHOLDERS' INVESTMENT:
   Common stock, par value $0.001
     Authorized--10,000,000
     Issued and outstanding--3,802,452 and 3,679,448 shares at March 31, 1999 and
       December 31, 1998, respectively                                                      3,803               3,679
   Paid-in capital                                                                     14,424,720          14,224,841
   Accumulated other comprehesive income                                                   26,538              57,432
   Accumulated deficit                                                                 (9,970,258)         (9,598,952)
                                                                                     ------------        ------------

         Total stockholders' investment                                                 4,484,803           4,687,000
                                                                                     ------------        ------------

                                                                                     $ 18,660,546        $ 18,980,787
                                                                                     ------------        ------------
                                                                                     ------------        ------------

                           PART I FINANCIAL STATEMENTS
                 ITEM 1.2 CONSOLIDATED STATEMENTS OF OPERATIONS
                               STOCKER & YALE, INC.



                                          Three Months Ended
                                              March 31,
                                       ---------------------------
                                           1999            1998
                                       -----------    ------------
                                       (unaudited)     (unaudited)

NET SALES                              $ 3,420,827     $ 2,435,341

COST OF SALES                            2,107,198       1,650,026
                                       -----------     -----------

         Gross profit                    1,313,629         785,315

SELLING EXPENSES                           457,803         346,512

GENERAL AND ADMINISTRATIVE EXPENSES        808,498         553,727

RESEARCH AND DEVELOPMENT                   222,214         189,745
                                       -----------     -----------


         Operating loss                   (174,886)       (304,669)


INTEREST EXPENSE                           171,572         114,672
                                       -----------     -----------

         Loss before income taxes         (346,548)       (419,341)

INCOME TAX  EXPENSE/(BENEFIT)               24,848        (140,000)
                                       -----------     -----------

         Net loss                      $  (371,306)    $  (279,341)
                                       -----------     -----------
                                       -----------     -----------

BASIC LOSS PER SHARE                   $     (0.10)   $      (0.11)
                                       -----------     -----------
                                       -----------     -----------

BASIC WEIGHTED-AVERAGE COMMON SHARES     3,680,816       2,569,894
                                       -----------     -----------
                                       -----------     -----------

                           PART I FINANCIAL STATEMENTS
                   ITEM 1.3 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             STOCKER & YALE, INC.


                                                                                          Three Months Ended
                                                                                              March 31
                                                                                      ------------------------------
                                                                                          1999              1998
                                                                                      -----------       ------------
                                                                                       (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $  (371,306)      $  (279,341)
   Adjustments to reconcile net loss to net cash used in/provided by operating activities-
     Depreciation and amortization                                                        355,069           157,910
     Deferred income taxes                                                                  3,329           (25,000)
     Other changes in assets and liabilities-
       Accounts receivable, net                                                           (72,046)          185,735
       Inventories                                                                        115,857          (149,736)
       Prepaid income taxes                                                                 4,060                --
       Prepaid expenses                                                                   (51,715)         (359,279)
       Accounts payable                                                                  (448,823)          444,320
       Accrued expenses                                                                   132,683           (42,644)
       Other assets                                                                            --                --
                                                                                      -----------       -----------
           Net cash used in operating activities                                         (332,892)          (68,035)
                                                                                      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                             (108,681)         (303,790)
                                                                                      -----------       -----------

           Net cash used in investing activities                                         (108,681)         (303,790)
                                                                                      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                                                     200,003            10,121
   Payments of bank debt                                                               (2,856,526)          (85,516)
   Proceeds from  bank debt                                                             3,051,293           522,794
                                                                                      -----------       -----------
           Net cash used in/provided by financing activities                              394,770           447,399
                                                                                      -----------       -----------

EXHANGE RATE EFFECTS ON CASH                                                              (26,694)               --
                                                                                      -----------       -----------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                      (73,497)           75,574

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             85,854            73,520
                                                                                      -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $    12,357       $   149,094
                                                                                      -----------       -----------
                                                                                      -----------       -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                                  158,035           103,498
                                                                                      -----------       -----------
  Cash paid for taxes                                                                       5,456                --
                                                                                      -----------       -----------
                                                                                      -----------       -----------

                          PART 1. FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

The interim consolidated financial statements presented have been prepared by Stocker & Yale, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31,1999 and March 31,1998, (b) the financial position at March 31,1999, and (c ) the cash flows for the three month periods ended March 31,1999 and March 31,1998. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31,1998, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.

On May 13, 1998, the Company acquired Lasiris, Inc. The acquisition was accounted pursuant to the purchase method of accounting and accordingly, the Company's financial statements include the results of operations for Lasiris since the acquisition date.

2.  Earnings per Share

The Company has reported a net loss for the three months ended March 31, 1999 and 1998. Accordingly, all options, warrants and convertible securities have been excluded from diluted earnings per share as they would be antidilutive.

3.  Segment Information

The Company's operations were conducted primarily within the following industry segments for the three months ended March 31, 1999 and 1998:



                                                      Three Months Ended March 31, 1999
                                             ----------------------------------------------------
                                             Measuring and         Machine
                                              Inspection        Components and
                                              Instruments        Accessories            Total
                                             ------------       ---------------      ------------
        Net sales                            $  2,718,179        $  702,648          $  3,420,827
        Operating income (loss)                  (123,290)          (51,596)             (174,886)


                                                      Three Months Ended March 31, 1998
                                             ----------------------------------------------------
                                             Measuring and         Machine
                                              Inspection        Components and
                                              Instruments        Accessories            Total
                                             ------------       ---------------      ------------
        Net sales                            $  1,446,773        $  988,568          $  2,435,341
        Operating income (loss)                 (167,335)          (137,334)             (304,669)


4.  Comprehensive Income/(loss)

For the year ended December 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "Other comprehensive items includes certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, such as foreign currency translation adjustments and unrealized, net of tax, gains and losses from available-for-sale investments.

During the three month periods ended March 31, 1999 and 1998, the Company's comprehensive loss was $402,200 and $279,341, respectively.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1998.

On May 13, 1998, the Company acquired Lasiris, Inc. The acquisition was accounted pursuant to the purchase method of accounting and accordingly, the Company's financial statements include the results of operations for Lasiris since the acquisition date.

FISCAL QUARTERS ENDED MARCH 31, 1999 AND 1998

Net sales for the three months ended March 31, 1999 were $3,420,827 compared to $2,435,341 in the comparable period in the prior year, which represents an increase of approximately 40.5% or $985,486. Sales from the Company's lighting products were $2,334,005 compared to $988,372 in the comparable period in 1998, an increase of $1,345,633 or 136.2%. This increase was largely due to the addition of laser lighting sales contributed by Lasiris, Inc., microscope lighting sales from the Company's Singapore subsidiary, Radiant Asiatec Pte., Ltd. and increased fiber optic lighting sales from the Company's Salem division. These increases reflect the Company's strategic business decision to shift its focus over the last two years toward industrial lighting products and away from other products with lower gross margins. Net sales from military products, largely compasses and watches, were $111,360 compared to $97,570 in the first quarter in 1998, an increase of 14%. Net sales from the Company's printer and recorder products declined approximately 24.4% to $272,817 from $360,831 in the prior year mostly due to lower unit sales of older, mature products. Net sales of machine components and accessories were $702,648 or 28.9% lower than the previous years' sales of $988,568.

Gross profit for the three months ended March 31, 1999 was $1,313,629 compared to $785,315 for the comparable period in 1998, and improved as a percentage of net sales to 38.4% compared to 32.3% for the same period in the prior year. The increase in gross profit was mainly due to the increase in sales from the Company's lighting products which carry a higher gross margin.

Loss from operations for the three months ended March 31, 1999 was $174,886 compared to loss of $304,669 for the three months ended March 31, 1998. The lower operating loss reflects higher gross profit on increased sales, which was partially offset by higher operating expenses. Operating expenses for the three months ended March 31, 1999 increased $398,531 to $1,488,515 compared to $1,089,984 for the corresponding period in the prior year but decreased as a percentage of net sales to 43.5% in the period ended March 31, 1999 from 44.8% of net sales for the corresponding period in the prior year. The increase in operating expenses were mostly due to the integration of Lasiris, Inc and higher banking fees associated with transfer of the Company's credit facility. Selling expenses were $457,803 or 13.4% of net sales in the period ended March 31, 1999 compared to $346,512 or 14.2% of net sales in the comparable period. General and administrative expenses were $808,498 or 23.6% of net sales compared to $553,727 or 22.7% of net sales in the prior year. Engineering expenses were

$222,214 or 6.5% of net sales compared to $189,745 or 7.8% of net sales in the comparable period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has financed its operations primarily through third party credit facilities and cash from operations. Net cash used in operations was $332,892 for the three months ended March 31, 1999 which resulted primarily from a decrease in accounts payable of $448,823 and a net loss of $371,306, which was partially offset by non-cash charges of $355,069 of depreciation and amortization expenses.

On February 11, 1999 the Company entered in a new credit agreement with Wells Fargo Business Credit, Inc., formerly Norwest Business Credit, Inc., ("Wells Fargo") with total borrowing availability up to $3,500,000. Initial proceeds were used to payoff the credit agreement between the Company and Fleet National Bank of Massachusetts, N.A. This new credit facility with Wells Fargo consists of a $500,000 term loan that requires 60 monthly principal payments of $8,334, beginning April 1, 1999. The credit facility also provides for a revolving line of credit of up to $3.5 million less the amount of the term loan. The amount available for borrowing under this facility is also subject to a defined borrowing base consisting of eligible accounts receivable and inventory. As of April 30, 1999, $2,375,680 was outstanding under the term loan and revolving credit line and $151,307 was available for additional borrowings. The outstanding principal balance of all advances under this credit facility bear interest at a floating rate of the bank's base rate plus 2.5%. The Company's obligation under the Wells Fargo credit agreement is evidenced by a demand note and may be terminated at any time by Wells Fargo in its sole discretion, prior to the stated maturity date of March 1, 2002. The Company's obligations under this credit facility are secured by substantially all of the Company's assets other than real property. In addition, Mark W. Blodgett, the Company's Chief Executive Officer, has unconditionally guaranteed all amounts outstanding. The Credit and Security Agreement between the Company and Wells Fargo require the Company to comply with certain affirmative and negative covenants.

On January 21, 1999, the Company entered into an $824,000 mortgage loan with Comerica Bank, which matures on January 1, 2004 and is secured by a first mortgage on the Fraser, Michigan property. The loan bears interest at Comerica's prime rate. Payments are amortized over a 15-year period assuming a 7.75% rate of interest.

In connection with the Lasiris acquisition, the stockholders of Lasiris received cash in an aggregate amount of approximately $3.3 million and 444,146 shares of capital stock of LHI, which are exchangeable for shares of the Company's common stock on a one for one basis. The aggregate value of the shares was deemed to be $1,732,167 as of May 13, 1998.

On May 13, 1998, the Company entered into a $750,000 second mortgage loan with Danvers Savings Bank (the "Danvers Loan"). This loan bears interest at a rate of 11%, requires monthly payments of interest only, and its original maturity date of May 13, 1999 has been extended 90 days. The Danvers Loan generated net proceeds after expenses of $731,196, which were used to finance a portion of the Lasiris acquisition. The balance at March 30, 1999 is $750,000.

Also on May 13, 1998, Lasiris entered into a credit agreement with Toronto Dominion Bank ("TD Bank"). The credit agreement provides for (i) a $1,000,000 CDN Operating Line of Credit (the "TD Line of Credit"); (ii) a $1,000,000 CDN Term Loan (the "TD Four Year Term Loan"); (iii) an $83,333 CDN Term Loan (the "TD Two Year Term Loan"); and (iv) a $4,461 CDN Letter of Guarantee of (the "Letter of Guarantee"). The TD Line of Credit bears interest at 1% over the TD Bank prime rate, requires monthly payments of interest only, and is payable on demand. As of March 31, 1999, borrowings on the TD Line of Credit were $907,957 CDN ($601,794 US). The TD Four Year Term Loan bears interest at 2% over the TD Bank prime rate, matures on May 13, 2002, and requires monthly principal payments of $20,833 CDN (approximately $14,500 US) plus interest. As of March 31, 1999, the outstanding balance on the TD Four-Year Term Loan was $791,667 CDN ($524,717 US). The TD Two Year Term Loan bears interest at 2% over the TD Bank prime rate, matures on May 13, 2000, and requires monthly principal payments of $4,167 CDN (approximately $2,900 US) plus interest. As of March 31, 1999, the outstanding balance on the TD Two-Year Term Loan was $41,667 CDN ($27,617 US).

On May 20, 1997 the Company entered into an equipment line of credit agreement with Granite Bank to finance capital equipment related to new product development. The line of credit provides that equipment purchases will be converted quarterly into a series of five year notes, not to exceed $500,000 in the aggregate, bearing interest at the prime rate plus .75%. As of March 31, 1999, the Company had borrowed $299,669 against such line of credit.

The Company has issued and outstanding Subordinated Notes in an original principal amount of $1,350,000. These notes mature on May 1, 2001. They bear interest at 7.25% and are convertible into shares of the Company's common stock at a price of $7.375 per share.

From time to time, the Company contemplates raising additional capital by the issuance of equity securities, the proceeds of which may be used, among other things, in connection with refinancing existing indebtedness. Although the Company has no reason to believe that Wells Fargo will do so, the structure of the Company's credit facility with Wells Fargo allows the lender to terminate the facility and demand payment of the Company's obligations at any time. In addition, the availability for borrowing under the Wells Fargo credit facility is limited by a defined borrowing base of eligible accounts receivable and inventory, which fluctuates from time to time. The Danvers Loan maturity date has been extended 90 days to August 11, 1999 and. while the Company is in discussions with lenders regarding extending or refinancing the loan, the Company can give no assurance as to whether a refinancing will be in place prior to the maturity date. Assuming Wells Fargo does not terminate the Wells Fargo credit facility and demand repayment, the Company's borrowing base remains at its current level or higher and that the Danvers Loan is refinanced prior to maturity, the Company believes that its available financial resources are adequate to meet foreseeable working capital, debt service and capital expenditure requirements through the next twelve months. If these factors do not continue as expected, then the Company's lenders may declare a default and the Company would not be able to continue to operate.

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

     b)  Payroll Software, MAPICS supported by MARCAM

         The MAPICS Payroll software was upgraded to the Year 2000 Compliant Version DB Mod 4, PTF 4000 in November 1997. This software is represented by Marcam to be Year 2000 compliant. As of April 1, 1999, the Company elected to utilize an outsource payroll processing company which has represented to the Company that it is fully Year 2000 compliant.

     c)  Marketing Sales Management (MSM) Software supported by IMA

         The Year 2000 compliant version of MSM became available in November 1998. The Company installed Year 2000 Compliant Version 6.5A in February 1999. This software is represented by IMA to be Year 2000 compliant.

3.   Personal Computer Hardware and Software

     The Company also utilizes a number of personal computers which are operated independently (i.e., not linked by a network). These computers use a wide variety of software packages and are of various ages. The Company has compiled an inventory of these personal computers, their hardware, as well as their operating systems and installed application software packages. This information will be assessed initially to determine if suppliers represent that they are Year 2000 compliant. The Company estimates that it has completed approximately 85% of this assessment (preliminary results indicate compliance for the majority, with minor issues relating to Windows 95). Following the assessment phase, the Company will undertake to upgrade and replace software and, if necessary, replace personal computers so that all equipment and software is represented compliant by the providers. The Company estimates that the cost for such upgrades and replacements will not exceed $30,000. The Company is in the process of obtaining written certification of Year 2000 testing and performing our own in-house Year 2000 tests.

The Company intends to fund Year 2000 upgrades and changes through operating cash flow and indebtedness. Software upgrades related to Year 2000 are captured as part of the individual software's annual upgrade charge; hardware upgrades are budgeted at $30,000.

4.  The Products and Product Components manufactured by the Company

     Comprehensive review and testing has been completed for all of the Company's products. As a part of this process, the Company's engineers have compiled a Product Compliance Listing (the "List") to inform customers regarding "year 2000 compliance readiness" of products manufactured by the Company. A copy of the List is available from the Company upon request and will be posted on the Company's Web site at www.stkr.com. The List denotes those products that are "Year 2000 Compliant", those that are not affected by "Year 2000 Compliance", and those that do not meet the definition "Year 2000 Compliant" set forth below.

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

     A letter along with the List are available by request and can be viewed on the Company's Web site as a convenience for our customers. The information in this letter will be subject to, and will not supplement, extend or modify any agreement between the Company and the customer relating to the applicable product, including the period, terms, conditions or scope of any warranty given with respect to the Products at the time of original purchase. The Company makes no representation or warranty as to, and will not address, the Year 2000 readiness of any hardware, firmware, software (such as any BIOS or operating system), services protocols, data, interfaces to third party systems, or user customized functions or features that may be used with the Company software other than those Company products listed on the List. Products that it has manufactured, distributed or sold over the course of its fifty year history but which the Company is not currently manufacturing or servicing are not included on the List and have not been tested for Year 2000 compliance. The Company does not plan to test any products other than those listed on the List and will not provide Year 2000 support for any products other than those identified on the list so that the Company can focus its efforts on those products about which its customers will be most concerned. The Company also will not be assessing the Year 2000 compliance of any products manufactured or sold by third parties. The Company's current products should not be affected by the potential failure of such third party products because all of its products function independently of other equipment. The information contained on the List is based on data available to Stocker & Yale at the time of its preparation. From time to time, Stocker & Yale may change the information in the List without notice to the customer. The information contained in the List is provided "as is", without warranties or guarantees of any kind.

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

The Company estimates that it has completed approximately 60% of its overall Year 2000 plan. Although the Company believes that it has an effective plan in place that will resolve any Year 2000 issues in a timely manner, the Company may be adversely impacted by Year 2000 issues if its proposed updates, modifications or replacements are not completed on schedule. In the event that third parties do not complete the necessary remediation, the Company could be subject to interruption of its normal business activities, including its ability to take customer orders, manufacture and ship products, invoice customers, collect payments or engage in similar business activities. Such an event could result in a material adverse effect on the Company's revenues or in litigation surrounding such business interruptions. In addition, disruptions in the economy generally resulting from the Year 2000 issue could materially adversely affect the Company. The amount of potential liability and revenues cannot reasonably be estimated at this time.

                                     PART II

               ITEM. 6 EXHIBITS, LISTS AND REPORTS ON FORM 8-K


(a) The following is a complete list of Exhibits filed as part of this Form 10-QSB:

Exhibit
Number              Description
-------             ------------
27.1                Financial Data Schedule


(b)  There were no reports filed on Form 8-K

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

STOCKER & YALE, INC.

May 17, 1999                       /S/ MARK W. BLODGETT
                                   --------------------
                                   Mark W. Blodgett,
                                   Chairman and Chief Executive Officer


May 17, 1999                       /S/ GARY B. GODIN
                                   -----------------
                                   Gary B. Godin,
                                   Senior Vice President-Finance and Treasurer