Form 10QSB
period 1999-06-30
STOCKER & YALE INC
filed 1999-08-16
CIK 94538

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
 ------------------------------------------------------------------------------

                                   FORM 10-QSB
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                          Commission file number 0-5460
                  --------------------------------------------


                              STOCKER & YALE, INC.
                 (Name of small business issuer in its charter)



        MASSACHUSETTS                                        04-2114473
(State of other jurisdiction of                          (I.R.S. employer
incorporation or organization)                          identification no.)

                                32 HAMPSHIRE ROAD
                           SALEM, NEW HAMPSHIRE 03079
               (Address of principal executive offices) (Zip Code)

                                 (603) 893-8778
                           (Issuer's telephone number)

                  --------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. / X / Yes   /  / No

As of July 31, 1999 there were 3,358,306 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one): /  / Yes   / X / No

                           PART I FINANCIAL STATEMENTS
                      ITEM 1.1 CONSOLIDATED BALANCE SHEETS
                              STOCKER & YALE, INC.
                                   (UNAUDITED)




                                                 June 30, 1999      December 31,1998

                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                       $    48,105        $    85,854
   Marketable securities                                  --               86,407
   Accounts receivable, net of reserves of
     approximately $132,000 and $209,000 in
     1999 and 1998, respectively                     2,084,776          2,131,472
   Prepaid taxes                                       366,722            373,039
   Inventory                                         6,194,581          6,260,779
   Prepaid expenses                                    158,417            276,565
                                                   -----------        -----------

         Total current assets                        8,852,601          9,214,116
                                                   -----------        -----------

PROPERTY, PLANT AND EQUIPMENT, NET                   4,340,281          4,340,654

GOODWILL, NET OF ACCUMULATED AMORTIZATION            2,353,972          2,470,796
IDENTIFIED INTANGIBLE ASSETS                         2,730,701          2,902,675
OTHER ASSETS                                            52,546             52,546
                                                   -----------        -----------
                                                   $18,330,101        $18,980,787
                                                   -----------        -----------
                                                   -----------        -----------


                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:

   Current portion of long-term debt               $ 4,129,689        $ 4,420,085
   Accounts payable                                  2,768,820          3,134,933
   Accrued expenses                                    698,115            756,970
   Short-term lease obligation                         224,046            224,046
                                                   -----------        -----------
         Total current liabilities                   7,820,670          8,536,034
                                                   -----------        -----------

LONG-TERM DEBT                                       4,553,342          3,691,140

OTHER LONG-TERM LIABILITIES                            564,688            564,688

DEFERRED INCOME TAXES                                1,507,512          1,501,925

STOCKHOLDERS' INVESTMENT:
   Common stock, par value $0.001
     Authorized--10,000,000
     Issued and outstanding--3,802,452 and
       3,679,448 shares at June 30, 1999 and
       December 31, 1998, respectively                   3,803              3,679
   Paid-in capital                                  14,424,720         14,224,841
   Accumulated other comprehesive income               (94,335)            57,432
   Accumulated deficit                             (10,450,299)        (9,598,952)
                                                   -----------        -----------

         Total stockholders' investment              3,883,889          4,687,000
                                                   -----------        -----------

                                                   $18,330,101        $18,980,787
                                                   -----------        -----------
                                                   -----------        -----------



                           PART I FINANCIAL STATEMENTS
                 ITEM 1.2 CONSOLIDATED STATEMENTS OF OPERATIONS
                              STOCKER & YALE, INC.
                                   (UNAUDITED)


                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                   JUNE 30,                           JUNE 30,
                                           1999              1998              1999             1998

NET SALES                               $ 3,426,139      $ 3,057,442      $ 6,846,966      $ 5,492,783

COST OF SALES                             2,294,732        1,899,813        4,401,930        3,549,839
                                        -----------      -----------      -----------      -----------

         Gross profit                     1,131,407        1,157,629        2,445,036        1,942,944

SELLING EXPENSES                            511,386          419,297          969,189          765,809

GENERAL AND ADMINISTRATIVE EXPENSES         810,687          959,304        1,619,185        1,513,031

RESEARCH AND DEVELOPMENT                    214,393          196,746          436,607          386,491

GOODWILL IMPAIRMENT                            --          7,365,662             --          7,365,662

ACQUIRED IN PROCESS R&D                        --          1,087,914             --          1,087,914
                                        -----------      -----------      -----------      -----------

         Operating loss                    (405,059)      (8,871,294)        (579,945)      (9,175,963)

OTHER INCOME                                (90,920)            --            (90,920)            --
INTEREST EXPENSE                            184,471          136,080          356,043          250,752
                                        -----------      -----------      -----------      -----------

         Loss before income taxes          (498,610)      (9,007,374)        (845,068)      (9,426,715)

INCOME TAX  EXPENSE (BENEFIT)               (18,569)         160,591            6,279           20,591
                                        -----------      -----------      -----------      -----------

         Net loss                          (480,041)      (9,167,965)     $  (851,347)     $(9,447,306)
                                        -----------      -----------      -----------      -----------
                                        -----------      -----------      -----------      -----------

BASIC AND DILUTED LOSS PER SHARE        $     (0.13)     $     (3.06)     $     (0.23)     $     (3.39)
                                        -----------      -----------      -----------      -----------
                                        -----------      -----------      -----------      -----------

BASIC AND DILUTED WEIGHTED-AVERAGE
COMMON SHARES                             3,802,452        2,997,812        3,741,969        2,784,790
                                        -----------      -----------      -----------      -----------
                                        -----------      -----------      -----------      -----------


                           PART I FINANCIAL STATEMENTS
                 ITEM 1.3 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              STOCKER & YALE, INC.
                                   (UNAUDITED)



                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                         1999              1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $  (851,347)        $(9,447,306)
   Adjustments to reconcile net loss to net cash
          used in/provided by operating
          activities-
       Goodwill impairment                                                 --             7,365,662
       Acquired in process research and development                        --             1,087,914
       Depreciation and amortization                                    545,706             372,499
       Deferred income taxes                                              5,587            (272,666)
       Other changes in assets and liabilities-
            Accounts receivable, net                                     46,696             272,244
            Inventories                                                  66,198            (374,058)
            Prepaid income taxes                                          6,317             212,758
            Prepaid expenses                                            118,148            (195,555)
            Accounts payable                                           (366,113)            630,510
            Accrued expenses                                            (58,855)            218,474
                                                                    -----------         -----------


                Net cash used in operating activities                  (487,663)           (129,524)
                                                                    -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                          (256,535)           (388,099)
   Acquisition of Lasiris                                                  --            (3,815,234)
                                                                    -----------         -----------

                Net cash used in investing activities                  (256,535)         (4,203,333)
                                                                    -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                                   200,003           1,134,837
   Payments of bank debt                                             (4,919,487)           (247,491)
   Proceeds from  bank debt                                           5,491,293           3,574,040
                                                                    -----------         -----------
                Net cash provided by financing activities               771,809           4,461,386
                                                                    -----------         -----------

EXCHANGE RATE EFFECTS ON CASH                                           (65,360)            (26,028)
                                                                    -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (37,749)            102,501

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           85,854              73,520
                                                                    -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $    48,105         $   176,021
                                                                    -----------         -----------
                                                                    -----------         -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                246,246             254,144
                                                                    -----------         -----------
  Cash paid for taxes                                                     5,456               5,335
                                                                    -----------         -----------
                                                                    -----------         -----------


                          PART 1. FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

1.       Basis of Presentation

The interim consolidated financial statements presented have been prepared by Stocker & Yale, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 1999 and 1998, respectively, (b) the Company's financial position at June 30, 1999, and (c ) the cash flows for the six month periods ended June 30, 1999 and 1998, respectively. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 1998, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.

On May 13, 1998, the Company acquired Lasiris, Inc. The acquisition was accounted pursuant to the purchase method of accounting and accordingly, the Company's financial statements include the results of operations for Lasiris since the acquisition date.

2.       Earnings per Share

The Company has reported a net loss for the three-month and six-month periods ended June 30, 1999 and 1998. Accordingly, all options, warrants and convertible securities have been excluded from diluted earnings per share as they would be antidilutive.

3.   Segment Information

The Company's operations were conducted primarily within the following industry segments for the three months ended June 30, 1999 and 1998:



                                                       THREE MONTHS ENDED JUNE 30, 1999
                                              MEASURING AND        MACHINE
                                               INSPECTION       COMPONENTS AND
                                               INSTRUMENTS       ACCESSORIES            TOTAL

      Net sales                              $    2,738,696     $     687,443       $    3,426,139
      Operating loss                               (341,233)          (63,826)            (405,059)




                                                       THREE MONTHS ENDED JUNE 30, 1998
                                              MEASURING AND        MACHINE
                                               INSPECTION       COMPONENTS AND
                                               INSTRUMENTS       ACCESSORIES            TOTAL

      Net sales                              $    2,223,703     $     833,739       $    3,057,442
      Operating loss                             (4,861,749)       (4,009,545)          (8,871,294)


The Company's operations were conducted primarily within the following industry segments for the six months ended June 30, 1999 and 1998:


                                                        SIX MONTHS ENDED JUNE 30, 1999
                                              MEASURING AND        MACHINE
                                               INSPECTION       COMPONENTS AND
                                               INSTRUMENTS       ACCESSORIES            TOTAL

      Net sales                              $    5,456,875     $   1,390,091       $    6,846,966
      Operating loss                               (464,523)         (115,422)            (579,945)



                                                        SIX MONTHS ENDED JUNE 30, 1998
                                              MEASURING AND        MACHINE
                                               INSPECTION       COMPONENTS AND
                                               INSTRUMENTS       ACCESSORIES            TOTAL

      Net sales                              $    3,670,476     $   1,822,307       $    5,492,783
      Operating loss                             (5,029,084)       (4,146,879)          (9,175,963)


4.       Comprehensive Income/(loss)

For the year ended December 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "Other comprehensive items" includes certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, such as foreign currency translation adjustments and unrealized, net of tax, gains and losses from available-for-sale investments.

During the three-month periods ended June 30, 1999 and 1998, the Company's comprehensive loss was $600,914 and $9,193,993, respectively. During the six-month periods ended June 30, 1999 and 1998, the Company's comprehensive loss was $1,003,108 and $9,473,334, respectively.

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

On May 13, 1998, the Company acquired Lasiris, Inc. The acquisition was accounted for pursuant to the purchase method of accounting and accordingly, the Company's financial statements include the results of operations for Lasiris since the acquisition date.

FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Net sales for the three months ended June 30, 1999 were $3,426,139 compared to $3,057,442 in the comparable period in the prior year, which represents an increase of 12.1% or $368,697. Sales from the Company's lighting products were $2,281,856 for the three months ended June 30, 1999 compared to $1,709,365 in the comparable period in 1998, an increase of $572,491 or 33.5%. This increase was largely due to the addition of laser lighting sales contributed by Lasiris and increased fiber optic lighting sales from the Company's Salem division. These increases reflect the Company's strategic business decision to shift its focus over the last two years toward industrial lighting products. Net sales from military products, largely compasses and watches, were $126,494 in the second quarter of 1999 compared to $109,111 in the second quarter in 1998, an increase of 15.9%. Net sales from the Company's printer and recorder products declined approximately 15% to $330,346 for the three months ended June 30, 1999 from $388,473 in the prior year primarily due to lower unit sales of older, mature products. Net sales of machine components and accessories were $687,443 or 17.6% lower than the previous years' sales of $833,739.

Gross profit for the three months ended June 30, 1999 was $1,131,407 compared to $1,157,629 for the comparable period in 1998, and declined as a percentage of net sales to 33.0% compared to 37.9% for the same period in the prior year. The decline in gross margin was mainly due to the higher unabsorbed manufacturing costs. Selling expenses were $511,386 or 14.9% of net sales in the three month period ended June 30, 1999 compared to $419,297 or 13.7% of net sales in the comparable period in 1998. General and administrative expenses were $810,687 for the period ended June 30, 1999 or 23.7% of net sales compared to $959,304 or 31.4% of net sales for the corresponding period in the prior year. Engineering expenses were $214,393 for the period ended June 30, 1999 or 6.3% of net sales compared to $196,746 or 6.4% of net sales in the comparable period of the prior year. During the three months ended June 30, 1998, the Company recorded a non-cash, non-recurring charge for the writedown of goodwill in the amount of $7,365,662 and a writeoff of acquired in-process research and development costs of $1,087,914 associated with acquisition of Lasiris. Other income of $90,920 for the three months ended June 30, 1999 is the result of the sale of marketable securities.

FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Net sales for the six months ended June 30, 1999 were $6,846,966 compared to $5,492,783 in the comparable period in the prior year, which represents an increase of 24.7% or $1,354,183. Sales from the Company's lighting products were $4,615,861 for the six months ended June 30, 1999 compared to $2,697,737 in the comparable period in 1998, an increase of $1,918,124 or 71.1%. This increase was largely due to the addition of laser lighting sales contributed by Lasiris, increased fiber optic lighting sales from the Company's Salem division and microscope lighting sales from the Company's Singapore subsidiary, Radiant Asiatec Pte., Ltd. These increases reflect the Company's strategic business decision to shift its focus over the last two years toward industrial lighting products. Net sales from military products, largely compasses and watches, were $237,854 for the six months ended June 30, 1999 compared to $206,681 in the comparable period in 1998, an increase of 15.1%. Net sales from the Company's printer and recorder products declined approximately 19.5% to $603,163 for the six months ended June 30, 1999 from $749,304 in the prior year mostly due to lower unit sales of older, mature products. Net sales of machine components and accessories were $1,390,091 for the six months ended June 30, 1999 or 23.7% lower than the previous years' sales of $1,822,307.

Gross profit for the six months ended June 30, 1999 was $2,445,036 compared to $1,942,944 for the comparable period in 1998, and as a percentage of net sales remained at approximately 35%. Selling expenses were $969,189 or 14.2% of net sales in the period ended June 30, 1999 compared to $765,809 or 13.9% of net sales in the comparable period in 1998. General and administrative expenses were $1,619,185 for the six months ended June 30, 1999 or 23.6% of net sales compared to $1,513,031 or 27.5% of net sales in the prior year. Engineering expenses were $436,607 for the six months ended June 30, 1999 or 6.4% of net sales compared to $386,491 or 7.0% of net sales in the comparable period of the corresponding period of the prior year. Operating expenses increased over the prior year primarily due to the acquisition of Lasiris, however, these expenses decreased as a percentage of sales from approximately 48.5% for the first six months in 1998 to 44.2% in 1999.

During the three months ended June 30, 1998, the Company recorded a non-cash, non-recurring charge for the writedown of goodwill in the amount of $7,365,662 and a writeoff of acquired in-process research and development costs of $1,087,914 associated with acquisition of Lasiris.


LIQUIDITY AND CAPITAL RESOURCES

The Company historically has financed its operations primarily through third-party credit facilities and cash from operations. Net cash used in operations was $487,669 for the six months ended June 30, 1999 which resulted primarily from a net loss of $851,353 and a decrease in accounts payable of $366,113, and was partially offset by non-cash charges of $545,706 of depreciation and amortization expenses.

On May 28, 1999 the Company entered into an agreement to sell its facility in Fraser, Michigan for approximately $1,350,000 to a third party. A closing for this sale has been scheduled for August 26, 1999. It is expected that this transaction will provide approximately $400,000 of additional working capital after paying the balance of the mortgage outstanding and various closing costs. In an effort to reduce operating expenses, the Company's Stilson division has entered into an agreement to rent smaller manufacturing space beginning on September 1, 1999.

On February 11, 1999 the Company entered in a new credit agreement with Wells Fargo Business Credit, Inc., formerly Norwest Business Credit, Inc., ("Wells Fargo") with total borrowing availability up to $3,500,000. Initial proceeds were used to payoff the amounts outstanding under the credit agreement between the Company and Fleet National Bank of Massachusetts, N.A. The new credit facility with Wells Fargo consists of a $500,000 term loan that requires 60 monthly principal payments of $8,333, beginning
April 1, 1999. The credit facility also provides for a revolving line of credit of up to $3.5 million less the amount of the term loan. The amount available for borrowing under this facility is also subject to a defined borrowing base consisting of eligible accounts receivable and inventory. As of July 31, 1999, $2,555,551 was outstanding under the term loan and revolving credit line and approximately $28,908 was available for additional borrowings. The outstanding principal balance of all advances under this credit facility bears interest at a floating rate of the bank's base rate plus 2.5%. The Company's obligation under the Wells Fargo credit agreement is evidenced by a demand note and may be terminated at any time by Wells Fargo in its sole discretion, prior to the stated maturity date of March 1, 2002. The Company's obligations under this credit facility are secured by substantially all of the Company's assets other than real property. In addition, Mark W. Blodgett, the Company's Chief Executive Officer, has unconditionally guaranteed all amounts outstanding. The Credit and Security Agreement between the Company and Wells Fargo requires the Company to comply with certain affirmative and negative covenants. As of June 30, 1999, the Company was in technical default of its covenant regarding minimum earnings. Wells Fargo has waived such default.

On January 21, 1999, the Company entered into an $824,000 mortgage loan with Comerica Bank, which matures on January 1, 2004 and is secured by a first mortgage on the Fraser, Michigan property. The loan bears interest at Comerica's prime rate. Payments are amortized over a 15-year period assuming a 7.75% rate of interest. The Company intends to use a portion of the proceeds of the proposed sale of the Fraser, Michigan property to repay this indebtedness.

In connection with the Lasiris acquisition, the stockholders of Lasiris received cash in an aggregate amount of approximately $3.3 million and 444,146 shares of capital stock of Lasiris Holding, Inc., which are exchangeable for shares of the Company's common stock on a one-for-one basis. The aggregate value of the shares was deemed to be $1,732,167 as of May 13, 1998.

On May 13, 1998, the Company entered into a $750,000 second mortgage loan with Danvers Savings Bank (the "Danvers Loan"). This loan bears interest at a rate of 11%, requires monthly payments of interest only, and its original maturity date of May 13, 1999 has been extended by 120 days to September 10, 1999. The Danvers Loan generated net proceeds after expenses of $731,196, which were used to finance a portion of the Lasiris acquisition. The balance at June 30, 1999 is $750,000.

On May 13, 1998, Lasiris entered into a credit agreement with Toronto Dominion Bank ("TD Bank"). The credit agreement provides for (i) a $1,000,000 CDN Operating Line of Credit (the "TD Line of Credit"); (ii) a $1,000,000 CDN Term Loan (the "TD Four Year Term Loan"); (iii) an $83,333 CDN Term Loan (the "TD Two Year Term Loan"); and (iv) a $4,461 CDN Letter of Guarantee of (the "Letter of Guarantee"). The TD Line of Credit bears interest at 1% over the TD Bank prime rate, requires monthly payments of interest only, and is payable on demand. As of June 30, 1999, borrowings on the TD Line of Credit were $988,986 CDN ($668,950 US). The TD Four Year Term Loan bears interest at 2% over the TD Bank prime rate, matures on May 13, 2002, and requires monthly principal payments of $20,833 CDN (approximately $14,500 US) plus interest. As of June 30, 1999, the outstanding balance on the TD Four-Year Term Loan was $729,167 CDN ($493,209
US). The TD Two Year Term Loan bears interest at 2% over the TD Bank prime rate, matures on May 13, 2000, and requires monthly principal payments of $4,167 CDN (approximately $2,900 US) plus interest. As of June 30, 1999, the outstanding balance on the TD Two-Year Term Loan was $29,167 CDN ($19,729 US).

On May 20, 1997 the Company entered into an equipment line of credit agreement with Granite Bank to finance capital equipment related to new product development. The line of credit provides that equipment purchases will be converted quarterly into a series of five year notes, not to exceed $500,000 in the aggregate, bearing interest at the prime rate plus .75%. As of June 30, 1999, the Company had borrowed $299,669 pursuant to such line of credit.

The Company has issued and outstanding Subordinated Notes in an original principal amount of $1,350,000. These notes mature on May 1, 2001. They bear interest at 7.25% and are convertible into shares of the Company's common stock at a price of $7.375 per share.

From time to time, the Company contemplates raising additional capital by the issuance of equity securities, the proceeds of which may be used, among other things, in connection with refinancing existing indebtedness. Although the Company has no reason to believe that Wells Fargo will do so, the structure of the Company's credit facility with Wells Fargo allows the lender to terminate the facility and demand payment of the Company's obligations at any time. In addition, the availability for borrowing under the Wells Fargo credit facility is limited by a defined borrowing base of eligible accounts receivable and inventory, which fluctuates from time to time. The Danvers Loan maturity date has been extended by 120 days to September 10, 1999. The Company is in discussions with lenders regarding extending or refinancing the Danvers Loan. However, the Company can give no assurance that Danvers Savings Bank will further extend the maturity of the Danvers Loan or refinance such loan. Assuming Wells Fargo does not terminate the Wells Fargo credit facility and demand repayment, the Company's borrowing base remains at its current level or higher and that the Danvers Loan is refinanced prior to maturity, the Company believes that its available financial resources are adequate to meet foreseeable working capital, debt service and capital expenditure requirements through the next twelve months. If these factors do not continue as expected, then the Company's lenders may declare a default and the Company would not be able to continue to operate.

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

     All associated peripherals including terminals, printers, and modems have been confirmed compliant by suppliers with the exception of 5 terminals, which will be eliminated or replaced at an approximate cost of $2,000 or less.

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

     b)  Payroll Software

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

3.  Personal Computer Hardware and Software

     The Company also utilizes a number of personal computers which are operated independently (i.e., not linked by a network). These computers use a wide variety of software packages and are of various ages. The Company has compiled an inventory of these personal computers, their hardware, as well as their operating systems and installed application software packages. This information will be assessed initially to determine if suppliers represent that they are Year 2000 compliant. The Company estimates that it has completed this assessment (preliminary results indicate compliance for the majority, with minor issues relating to Windows 95). Following the assessment phase, the Company will undertake to upgrade and replace software and, if necessary, replace personal computers so that all equipment and software is represented compliant by the providers. The Company estimates that the cost for such upgrades and replacements will not exceed $30,000. The Company is in the process of obtaining written certification of Year 2000 testing and performing our own in-house Year 2000 tests.

     The Company intends to fund Year 2000 upgrades and changes through operating cash flow and indebtedness. Software upgrades related to Year 2000 are captured as part of the individual software's annual upgrade charge; hardware upgrades are budgeted at $30,000.

4.  The Products and Product Components manufactured by the Company

     Comprehensive review and testing has been completed for all of the Company's products. As a part of this process, the Company's engineers have compiled a Product Compliance Listing (the "List") to inform customers regarding "year 2000 compliance readiness" of products manufactured by the Company. A copy of the List is available from the Company upon request. The List denotes those products that are "Year 2000 Compliant", those that are not affected by "Year 2000 Compliance", and those that do not meet the definition "Year 2000 Compliant" set forth below.

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

     Products that the Company has manufactured, distributed or sold over the course of its fifty year history but which the Company is not currently manufacturing or servicing are not included on the List and have not been tested for Year 2000 compliance. The Company does not plan to test any products other than those listed on the List and will not provide Year 2000 support for any products other than those identified on the list so that the Company can focus its efforts on those products about which its customers will be most concerned. The Company also will not be assessing the Year 2000 compliance of any products manufactured or sold by third parties. The Company's current products should not be affected by the potential failure of such third party products because all of its products function independently of other equipment. The information contained on the List is based on data available to Stocker & Yale at the time of its preparation. From time to time, Stocker & Yale may change the information in the List without notice to the customer.

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

     Stilson Division Telephone System $3,000 to Upgrade for Year 2000 Compliance Salem Division Telephone System Manual Clock Date Set Required

The Company estimates that it has completed approximately 90% of its year 2000 Plan regarding Internal Matters. The Internal Matter review process is planned for completion by the end of the third quarter of 1999.

External Matters

The Company has commenced a review of External Matters that are outside the Company's control and influence. This process comprised of a review and assessment of the customer and supplier relationships that could have a potential material impact upon the Company and its ongoing operations by means of analysis of response to questionnaires sent to these parties. As a result of the preliminary nature of the Company's review of External Matters, a contingency plan has not yet been developed and there can be no assurance that Year 2000 problems resulting from customer or supplier relationships will not have a material adverse impact on the Company. The Company anticipates completion of this process by the third quarter of 1999.

The Company estimates that it has completed approximately 80% of its overall Year 2000 plan. Although the Company believes that it has an effective plan in place that will resolve any Year 2000 issues in a timely manner, the Company may be adversely impacted by Year 2000 issues if its proposed updates, modifications or replacements are not completed on schedule. In the event that third parties do not complete the necessary remediation, the Company could be subject to interruption of its normal business activities, including its ability to take customer orders, manufacture and ship products, invoice customers, collect payments or engage in similar business activities. Such an event could result in a material adverse effect on the Company's revenues or in litigation surrounding such business interruptions. In addition, disruptions in the economy generally resulting from the Year 2000 issue could materially adversely affect the Company. The amount of potential liability and revenues cannot reasonably be estimated at this time.

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

STOCKER & YALE, INC.


August 16, 1999                           /s/ Mark W. Blodgett
                                          ------------------------------------
                                          Mark W. Blodgett,
                                          Chairman and Chief Executive Officer



August 16, 1999                           /s/ Gary B. Godin
                                          ------------------------------------
                                          Gary B. Godin,
                                          Senior Vice President-Finance and
                                            Treasurer