Form 10QSB
period 1999-09-30
STOCKER & YALE INC
filed 1999-11-15
CIK 94538

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                  --------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

As of October 31, 1999 there were 3,406,581 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one): |_| Yes |X| No

                           PART I FINANCIAL STATEMENTS
                      Item 1.1 CONSOLIDATED BALANCE SHEETS
                              STOCKER & YALE, INC.

                                     ASSETS

                                                                                        September 30, 1999     December 31, 1998
                                                                                            (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                                               $         --           $     85,854
   Marketable securities                                                                             --                 86,407
   Accounts receivable, net of reserves of approximately $140,000 and $209,000 in
      1999 and 1998, respectively                                                             2,158,894              2,131,472
   Prepaid taxes                                                                                399,357                373,039
   Inventory                                                                                  6,152,515              6,260,779
   Prepaid expenses                                                                             214,223                276,565
                                                                                           ------------           ------------

         Total current assets                                                                 8,924,989              9,214,116
                                                                                           ------------           ------------

Property, Plant and Equipment, net                                                            3,682,318              4,340,654
Note Receivable                                                                                 100,000                     --
Goodwill, net of accumulated amortization                                                     2,274,111              2,470,796
Identified intangible assets                                                                  2,653,815              2,902,675
Other Assets                                                                                     78,447                 52,546
                                                                                           ------------           ------------

                                                                                           $ 17,713,680           $ 18,980,787
                                                                                           ============           ============

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:

   Current portion of long-term debt                                                       $  2,790,563           $  4,420,085
   Accounts payable                                                                           3,273,752              3,134,933
   Accrued expenses                                                                             674,219                756,970
   Short-term lease obligation                                                                  222,227                224,046
                                                                                           ------------           ------------

         Total current liabilities                                                            6,960,761              8,536,034
                                                                                           ------------           ------------

Long-Term Debt                                                                                4,618,585              3,691,140

Other Long-Term Liabilities                                                                     564,688                564,688

Deferred Income Taxes                                                                         1,518,670              1,501,925

STOCKHOLDERS' INVESTMENT:
   Common stock, par value $0.001
     Authorized--10,000,000
     Issued and outstanding--3,802,525 and 3,679,448 shares at September 30, 1999
       and December 31, 1998, respectively                                                        3,803                  3,679
   Paid-in capital                                                                           14,424,720             14,224,841
   Accumulated other comprehesive income                                                        (93,964)                57,432
   Accumulated deficit                                                                      (10,283,583)            (9,598,952)
                                                                                           ------------           ------------

         Total stockholders' investment                                                       4,050,976              4,687,000
                                                                                           ------------           ------------

                                                                                           $ 17,713,680           $ 18,980,787
                                                                                           ============           ============

                           PART I FINANCIAL STATEMENTS
                 Item 1.2 CONSOLIDATED STATEMENTS OF OPERATIONS
                              STOCKER & YALE, INC.
                                   (UNAUDITED)

                                                  Three Months Ended               Nine Months Ended
                                                     September 30,                    September 30,
                                                 1999            1998            1999            1998
Net sales                                    $  3,570,758    $  3,563,158    $ 10,417,724    $  9,058,439

Cost of sales                                   2,359,175       2,240,701       6,761,105       5,791,668
                                             ------------    ------------    ------------    ------------

         Gross profit                           1,211,583       1,322,457       3,656,619       3,266,771

Selling expenses                                  471,538         553,126       1,440,727       1,318,652

General and administrative expenses               893,889         850,266       2,513,074       2,362,233

Research and development                          181,753         256,697         618,360         643,397

Goodwill impairment                                    --              --              --       7,365,662

Acquired in process R&D                                --              --              --       1,087,914
                                             ------------    ------------    ------------    ------------

         Operating loss                          (335,597)       (337,632)       (915,542)     (9,511,087)

Gain on sale of assets                            679,051              --         679,051              --
Other income                                        4,320              --          95,241              --
Interest expense                                  185,396         177,000         541,439         427,806
                                             ------------    ------------    ------------    ------------

         Income (loss) before income taxes        162,378        (514,632)       (682,689)     (9,938,893)

Income tax  expense (benefit)                      (4,337)        101,921           1,942         123,391
                                             ------------    ------------    ------------    ------------

         Net income (loss)                        166,715        (616,553)   $   (684,631)   $(10,062,284)
                                             ============    ============    ============    ============

Basic and diluted income (loss) per common
share                                        $       0.04    $      (0.18)   $      (0.18)   $      (3.38)
                                             ============    ============    ============    ============

Basic and diluted weighted-average
common shares                                   3,802,525       3,364,340       3,762,401       2,980,096
                                             ============    ============    ============    ============

                           PART I FINANCIAL STATEMENTS
                 Item 1.3 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              STOCKER & YALE, INC.
                                   (UNAUDITED)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                     1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      $   (684,631)   $(10,062,284)
   Adjustments to reconcile net loss to net cash used in/provided by operating activities-
     Goodwill impairment                                                                   --       7,365,662
     Acquired in process research and development                                          --       1,087,914
     Depreciation and amortization                                                    855,143         573,725
     Gain on sale of assets                                                          (679,051)             --
     Deferred income taxes                                                             16,745        (260,369)
     Other changes in assets and liabilities-
       Accounts receivable, net                                                       (27,422)        449,176
       Inventories                                                                    (25,456)       (201,017)
       Prepaid income taxes                                                           (26,318)        201,215
       Prepaid expenses                                                                62,342        (207,160)
       Accounts payable                                                                49,159         583,173
       Accrued expenses                                                               (82,751)        275,075
       Other assets                                                                   (13,553)             --
                                                                                 ------------    ------------

           Net cash provide by (used in) operating activities                        (555,793)       (194,890)
                                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                         (523,179)       (435,650)
   Proceeds from sale of assets, net of notes assumed                               1,562,000              --
   Acquisition of Lasiris                                                                  --      (3,815,234)
                                                                                 ------------    ------------

           Net cash provided by (used in) investing activities                      1,038,821      (4,250,884)
                                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from sale of common stock                                                 200,003       1,134,837
   Proceeds (payments) of bank debt                                                  (703,896)      3,401,667
                                                                                 ------------    ------------

           Net cash provided by (used in) financing activities                       (503,893)      4,536,504
                                                                                 ------------    ------------

EXCHANGE RATE EFFECTS ON CASH                                                         (64,989)        (30,537)
                                                                                 ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (85,854)         60,193

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         85,854          73,520
                                                                                 ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $         --    $    133,713
                                                                                 ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                              345,063         308,924
                                                                                 ------------    ------------
  Cash paid for taxes                                                                   6,956           7,961
                                                                                 ------------    ------------

                          PART 1. FINANCIAL STATEMENTS

Notes to Financial Statements

1. Basis of Presentation

The interim consolidated financial statements presented have been prepared by Stocker & Yale, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 1999 and 1998, respectively, (b) the Company's financial position at September 30, 1999, and (c) the cash flows for the nine month periods ended September 30, 1999 and 1998, respectively. Interim results are not necessarily indicative of results for a full year.

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

2. Net income (loss) Per Share

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, basic and diluted net loss per common share for the three months ended September 30, 1998 and the nine months ended September 30 1999 and 1998 is calculated by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

For the three months ended September 30, 1999 basic net income per common share is calculated by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding for the three month period then ended. Dilutive net income per common share was calculated by dividing net income by the weighted average number of common shares and the dilutive effect of all options and warrants outstanding for the three month period. Options, warrants and convertible securities to purchase 644,743 shares of common stock were outstanding as of September 30, 1999 but were not included in the computation of diluted earnings per share because the exercise prices exceed the average market price of common shares and their effect would be anti-dilutive.

3. Segment Information

The Company's operations were conducted primarily within the following industry segments for the three months ended September 30, 1999 and 1998:

                                          Measuring       Machine
                                             and         Components
                                          Inspection        and
                                         Instruments    Accessories        Total
Three Months Ended September 30, 1999:
      Net sales                          $ 2,921,931    $   648,827    $ 3,570,758
      Operating loss                        (256,050)       (79,547)      (335,597)

Three Months Ended September 30, 1998:
      Net sales                          $ 2,813,296    $   749,862    $ 3,563,158
      Operating loss                        (188,427)      (149,205)      (337,632)

3. Segment Information (Continued)

The Company's operations were conducted primarily within the following industry segments for the nine months ended September 30, 1999 and 1998:

                                          Measuring        Machine
                                             and         Components
                                          Inspection         and
                                         Instruments     Accessories        Total
Nine Months Ended September 30, 1999:
      Net sales                         $  8,378,806    $  2,038,918    $ 10,417,724
      Operating loss                        (720,573)       (194,969)       (915,542)

Nine Months Ended September 30, 1998:
      Net sales                         $  6,486,270    $  2,572,169    $  9,058,439
      Operating loss                      (5,215,003)     (4,296,084)     (9,511,087)

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

During the three-month periods ended September 30, 1999 and 1998, the Company had comprehensive income of $167,086 and a comprehensive loss of $621,062, respectively. During the nine-month periods ended September 30, 1999 and 1998, the Company's comprehensive loss was $836,028 and $10,092,821, respectively.

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

For the Three Months Ended September 30, 1999 and 1998

Net sales for the three months ended September 30, 1999 were $3,570,758 compared to $3,563,158 in the comparable period in the prior year. Sales from the Company's lighting products were $2,502,750 for the three months ended September 30, 1999 compared to $2,257,917 in the comparable period in 1998, an increase of $244,833 or 10.8%. The increase was largely due to higher fiber optic and florescent lighting sales from the Company's Salem division which was slightly offset by lower laser lighting sales from its Lasiris division. The net increase reflects the Company's continued business strategy to shift its focus towards industrial lighting products. Net sales from military products, largely compasses and watches, were $107,516 in the third quarter of 1999 compared to $114,573 in the third quarter in 1998, a decrease of approximately 6.2%. On September 27, 1999, the Company consumated the sale of its military compass product line to a third party and recorded a gain of $163,951. Net sales from the Company's printer and recorder products declined approximately 29% to $311,665 for the three months ended September 30, 1999 from $440,806 in the prior year primarily due to lower unit sales of older, mature products. Net sales of machine components and accessories for the three months ended September 30, 1999 were $648,827 or 13.5% lower than sales in the comparable quarter of the previous year of $749,862.

Gross profit for the three months ended September 30, 1999 was $1,211,583 compared to $1,322,457 for the comparable period in 1998, and declined as a percentage of net sales to 33.9% compared to 37.1% for the same period in the prior year. The decline in gross margin was mainly due to higher unabsorbed manufacturing costs. Selling expenses were $471,538 or 13.2% of net sales in the three month period ended September 30, 1999 compared to $553,126 or 15.5% of net sales in the comparable period in 1998. General and administrative expenses were $893,889 for the period ended September 30, 1999 or 25.0% of net sales compared to $850,266 or 23.9% of net sales for the corresponding period in the prior year. Research and development expenses were $181,753 for the period ended September 30, 1999 or 5.1% of net sales compared to $256,697 or 7.2% of net sales in the comparable period of the prior year.

During the three months ended September 30, 1999, the Company recorded a gain of $515,100 from the sale of its Fraser, Michigan manufacturing facility.

This transaction was separate from the sale of the military compass product line. Including the gains from these transactions, the Company recorded net income of $0.04 per share for the three months ended September 30, 1999 compared to a net loss of $0.18 per share for the comparable period of the prior year. Without taking the other income into account, the Company would have experienced a net loss of $0.14 per share.

For the Nine Months Ended September 30, 1999 and 1998

Net sales for the nine months ended September 30, 1999 were $10,417,724 compared to $9,058,439 in the comparable period in the prior year, which represents an increase of 15.0% or $1,359,285. Sales from the Company's lighting products were $7,118,611 for the nine months ended September 30, 1999 compared to $4,974,906 in the comparable period in 1998, an increase of $2,143,732 or 43.1%. This increase was largely due to the addition of laser lighting sales contributed by Lasiris, increased fiber optic lighting sales from the Company's Salem division and microscope lighting sales from the Company's Singapore subsidiary, Radiant Asiatec Pte., Ltd. These increases reflect the Company's strategic business decision to shift its focus over the last two years toward industrial lighting products. Net sales from military products, largely compasses and watches, were $345,367 for the nine months ended September 30, 1999 compared to $321,254 in the comparable period in 1998, an increase of 7.5%. Net sales from the Company's printer and recorder products declined approximately 23.1% to $914,828 for the nine months ended September 30, 1999 from $1,190,110 in the comparable quarter of the prior year mostly due to lower unit sales of older, mature products reflecting the Company's strategic business decision to focus its efforts toward industrial lighing products. Net sales of machine components and accessories were $2,038,918 for the nine months ended September 30, 1999 or 20.7% lower than the previous years' sales of $2,572,169 in the comparable period.

Gross profit for the nine months ended September 30, 1999 was $3,656,619 compared to $3,266,771 for the comparable period in 1998, and as a percentage of net sales declined to 35.1% compared to 36.1% in 1998. Selling expenses were $1,440,727 or 13.8% of net sales in the period ended September 30, 1999 compared to $1,318,652 or 14.6% of net sales in the comparable period in 1998. General and administrative expenses were $2,513,074 for the nine months ended September 30, 1999 or 24.1% of net sales compared to $2,362,233 or 26.1% of net sales in the prior year. Research and development expenses were $618,360 for the nine months ended September 30, 1999 or 5.9% of net sales compared to $643,397 or 7.1% of net sales in the comparable period of the prior year. Operating expenses increased over the prior year, primarily due to the acquisition of Lasiris; however, these expenses decreased as a percentage of sales from approximately 47.7% for the first nine months in 1998 to 43.9% in 1999.

Liquidity and Capital Resources

The Company historically has financed its operations primarily through third-party credit facilities and cash from operations. Net cash used in operations was $523,677 for the nine months ended September 30, 1999 which resulted primarily from a net loss on operations of $915,542 and interest expense of $541,439, which was partially offset by non-cash charges of $855,143 of depreciation and amortization expenses and a one-time gain of $679,051 from the sale of assets.

On February 11, 1999 the Company entered in a new credit agreement with Wells Fargo Business Credit, Inc., formerly Norwest Business Credit, Inc., with total borrowing availability up to $3,500,000. Initial proceeds were used to payoff the amounts outstanding under the credit agreement between the Company and Fleet

National Bank of Massachusetts, N.A. The new credit facility with Wells Fargo consists of a $500,000 term loan that requires 60 monthly principal payments of $8,333, beginning April 1, 1999. The credit facility also provides for a revolving line of credit of up to $3.5 million less the amount of the term loan. The amount available for borrowing under this facility is also subject to a defined borrowing base consisting of eligible accounts receivable and inventory. As of October 31, 1999, $2,485,399 was outstanding under the term loan and revolving credit line and approximately $241,280 was available for additional borrowings. The outstanding principal balance of all advances under this credit facility bears interest at a floating rate of the bank's base rate plus 2.5%. The Company's obligation under the Wells Fargo credit agreement is evidenced by a demand note and may be terminated at any time by Wells Fargo in its sole discretion, prior to the stated maturity date of March 1, 2002. The Company's obligations under this credit facility are secured by substantially all of the Company's assets other than real property. In addition, Mark W. Blodgett, the Company's Chief Executive Officer, has unconditionally guaranteed all amounts outstanding. The Credit and Security Agreement between the Company and Wells Fargo requires the Company to comply with certain affirmative and negative covenants. As of September 30, 1999, the Company was in compliance with all of its covenants

On January 21, 1999, the Company entered into an $824,000 mortgage loan with Comerica Bank, which was scheduled to mature on January 1, 2004 and was secured by a first mortgage on the Fraser, Michigan property. The loan bore interest at Comerica's prime rate. Payments were amortized over a 15-year period assuming a 7.75% rate of interest. The Company used a portion of the proceeds of the sale of the Fraser, Michigan property to repay in full this indebtedness in August, 1999.

In connection with the Lasiris acquisition, the stockholders of Lasiris received cash in an aggregate amount of approximately $3.3 million and 444,146 shares of capital stock of Lasiris Holding, Inc., which are exchangeable for shares of the Company's common stock on a one-for-one basis. The aggregate value of the shares was deemed to be $1,732,167 as of May 13, 1998.

On May 13, 1998, the Company entered into a $750,000 second mortgage loan with Danvers Savings Bank (the "Danvers Loan"). This loan bears interest at a rate of 11%, requires monthly payments of interest only, and its original maturity date of May 13, 1999 has been extended to January 10, 2001. The Danvers Loan generated net proceeds after expenses of $731,196, which were used to finance a portion of the Lasiris acquisition. The balance at September 30, 1999 is $750,000.

On May 13, 1998, Lasiris entered into a credit agreement with Toronto Dominion Bank ("TD Bank"). The credit agreement provides for (i) a $1,000,000 CDN Operating Line of Credit (the "TD Line of Credit"); (ii) a $1,000,000 CDN Term Loan (the "TD Four Year Term Loan"); (iii) an $83,333 CDN Term Loan (the "TD Two Year Term Loan"); and (iv) a $4,461 CDN Letter of Guarantee of (the "Letter of Guarantee"). The TD Line of Credit bears interest at 1% over the TD Bank prime rate, requires monthly payments of interest only, and is payable on demand. As of September 30, 1999, borrowings on the TD Line of Credit were $923,220 CDN ($628,898 US). The TD Four Year Term Loan bears interest at 2% over the TD Bank prime rate, matures on May 13, 2002, and requires monthly principal payments of $20,833 CDN (approximately $14,500 US) plus interest. As of September 30, 1999, the outstanding balance on the TD Four-Year Term Loan was $666,667 CDN ($454,133
US). The TD Two Year Term Loan bears interest at 2% over the TD Bank prime rate, matures on May 13, 2000, and requires monthly principal payments of $4,167 CDN (approximately $2,900 US) plus interest. As of September 30, 1999, the outstanding balance on the TD Two-Year Term Loan was $16,667 CDN ($11,353 US).

On May 20, 1997 the Company entered into an equipment line of credit agreement with Granite Bank to finance capital equipment related to new product development. The line of credit provides that equipment purchases will be converted quarterly into a series of five year notes, not to exceed $500,000 in the aggregate, bearing interest at the prime rate plus .75%. As of September 30, 1999, the Company had borrowed $299,669 pursuant to such line of credit.

The Company has issued and outstanding Subordinated Notes in an original principal amount of $1,350,000. These notes mature on May 1, 2001. They bear interest at 7.25% and are convertible into shares of the Company's common stock at a price of $7.375 per share.

From time to time, the Company contemplates raising additional capital by the issuance of equity securities, the proceeds of which may be used, among other things, in connection with refinancing existing indebtedness. Although the Company has no reason to believe that Wells Fargo will do so, the structure of the Company's credit facility with Wells Fargo allows the lender to terminate the facility and demand payment of the Company's obligations at any time. In addition, the availability for borrowing under the Wells Fargo credit facility is limited by a defined borrowing base of eligible accounts receivable and inventory, which fluctuates from time to time. Assuming Wells Fargo does not terminate the credit facility, demand repayment and, the Company's borrowing base remains at its current level or higher, the Company believes that its available financial resources are adequate to meet foreseeable working capital, debt service and capital expenditure requirements through the next twelve months. If these factors do not continue as expected, then the Company's lenders may declare a default and the Company would not be able to continue to operate.

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

      Products that the Company has manufactured, distributed or sold over the course of its fifty year history but which the Company is not currently manufacturing or servicing are not included on the List and have not been tested for Year 2000 compliance. The Company does not plan to test any products other than those listed on the List and will not provide Year 2000 support for any products other than those identified on the list so that the Company can focus its efforts on those products about which its customers will be most concerned. The Company also will not be assessing the Year 2000 compliance of any products manufactured or sold by third parties. The Company's current products should not be affected by the potential failure of such third party products because all of its products function independently of other equipment. The information contained on the List is based on data available to the Company at the time of its preparation. From time to time, the Company may change the information in the List without notice to the customer.

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

      Stilson Division Telephone System $3,000 to Upgrade for Year 2000 Compliance Salem Division Telephone System Manual Clock Date Set Required

The Internal Matter review process was completed in the third quarter of 1999.

External Matters

The Company has commenced a review of External Matters that are outside the Company's control and influence. This process comprised of a review and assessment of the customer and supplier relationships that could have a potential material impact upon the Company and its ongoing operations by means of analysis of response to questionnaires sent to these parties. As a result of the preliminary nature of the Company's review of External Matters, a contingency plan has not yet been developed and there can be no assurance that Year 2000 problems resulting from customer or supplier relationships will not have a material adverse impact on the Company. The Company completed this process in the third quarter of 1999.

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

                                     PART II

                 ITEM. 6 EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) The following is a complete list of Exhibits filed as part of this Form 10-QSB:

Exhibit
Number              Description
------              -----------

27.1                Financial Data Schedule

(b) There were no reports filed on Form 8-K

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Stocker & Yale, Inc.


November 15, 1999                    /s/ Mark W. Blodgett
                                     --------------------
                                     Mark W. Blodgett,
                                     Chairman and Chief Executive Officer

November 15, 1999                    /s/ Gary B. Godin
                                     -----------------
                                     Gary B. Godin,
                                     Senior Vice President-Finance and Treasurer