Form 10KSB/A
period 1997-12-31
STOCKER & YALE INC
filed 2000-02-28
CIK 94538

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
      ---------------------------------------------------------------------

                                 FORM 10-KSB/A-2
                                (AMENDMENT NO. 2)
                   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                          Commission file number 0-5460
                  ---------------------------------------------

                              Stocker & Yale, Inc.
                 (Name of small business issuer in its charter)

            Massachusetts                                        04-2114473
   State or other jurisdiction of                             (I.R.S. employer
    incorporation or organization                            identification no.)

                                32 Hampshire Road
                           Salem, New Hampshire 03079
               (Address of principal executive offices) (Zip Code)

                                 (603) 893-8778
                           (Issuer's telephone number)
                           ---------------------------

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:
                         Common Stock, $0.001 par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such requirements for the past 90 days. /X/ Yes No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-KSB. [ ]

The registrant's revenues for the fiscal year ended December 31, 1997 were $11,062,026.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 27, 1998 was $9,888,790 based on the price per share of such stock reported at closing on the Nasdaq SmallCap Market on that date.

As of October 7, 1998 there were 3,364,340 shares of the issuer's common stock outstanding.

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

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

Business Development

        Stocker & Yale, Inc. (the "Company") was incorporated on March 27, 1951 under the laws of the Commonwealth of Massachusetts. In May, 1994, the Company became publicly traded on the Vancouver Stock Exchange (the "VSE") via a merger with Brower Exploration, Inc., a Wyoming corporation which was publicly traded in Canada. The Company's common stock (the "Common Stock") was listed and traded in the Vancouver Stock Exchange from May 14, 1994 until May 10, 1996, when the Company de-listed its stock from the VSE. In December, 1995, the Company completed the registration of its Common Stock with the U.S. Securities and Exchange Commission, and in January, 1996, the Company listed its stock on the Nasdaq SmallCap Market under the trading symbol "STKR".

        As of December 31, 1997, the authorized capital stock of the Company was 10,000,000 shares of Common Stock of which 2,567,894.6 shares were issued and outstanding. An additional 490,091 shares of Common Stock have been reserved for issuance upon the exercise of outstanding options to purchase Common Stock and upon conversion of certain convertible indebtedness of the Company.

        The Company has two active subsidiaries: Stocker & Yale Foreign Sales Corporation, a U.S. Virgin Islands corporation which is a wholly-owned subsidiary of the Company and qualifies as a "foreign sales corporation" under the Internal Revenue Code, and Radiant Asiatec Pte, Ltd., a Singapore corporation formed in December, 1997, which is an 80% owned subsidiary of the Company. A third subsidiary, Stocker & Yale Hong Kong Ltd., a Hong Kong corporation formed in March,1995, ceased operations in December, 1997.

Business Description

        The Company is a diversified manufacturing company engaged predominantly in the production of lighting systems for measuring and inspection equipment in the microscopy and machine vision markets. In addition, the Company manufactures machine tool components and accessories for the automotive and related industries. The Company operates in two company-owned facilities in Salem, New Hampshire and Fraser, Michigan, and in leased space in Singapore. Sales to unaffiliated customers in foreign countries represented 17% and 11% of net sales in 1997 and 1996, respectively.

        Salem Division/Lighting and accessories for measuring and inspection instruments. The Company's Salem Division, located in Salem, New Hampshire, produces a broad array of inspection and measurement instruments and accessories. The Division's core business is the development, manufacture and distribution of lighting products for the microscopy and machine vision markets ("Industrial Lighting Products"). The Salem Division also supports two ancillary product lines: Military Products and Recorder/Printer Products.

Sales Data.

        Sales generated by the Salem Division represented approximately 65% of total Company sales in 1997, and approximately 62% in 1996. Industrial Lighting Products represent the Company's fastest growing product segment in terms of sales volume and represent approximately 37% of total Company sales in 1997 from approximately 24% in 1996 and approximately 18% in 1995. Measuring and Inspection Instruments represented approximately 27% of total Company sales in1997 and approximately 35% in 1996.

Industrial Lighting Products.

        Stocker & Yale has been designing, manufacturing and selling industrial fluorescent lighting products since the establishment of the Company over fifty years ago by two engineers who recognized the need for reliable specialized lighting in industrial applications. The Company is a manufacturer of fluorescent illumination systems for microscopy and machine vision applications. In 1997, the Company began to manufacture fiber optic illumination systems for the same industries.

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

        In 1997, the Company developed a line of fiber optic illumination products for use with high power microscopes. These products utilize glass fiber which is produced in-house, enabling the Company to ensure high quality. As new fiber optic lighting products were developed and refined, initial orders were primarily for fiber bundles and came primarily from lighting distributors. In February 1998, the Company received its first significant fiber optic order, totaling approximately $560,000 from an original equipment manufacturer ("OEM")for a fiber optic illuminator, the Model 2000.

Measuring and Inspection Instruments.

        In addition to Industrial Lighting Products, the Salem Division also supports other product lines, which are broadly characterized as Measuring and Inspection Instruments, specifically known as Military Products and Recorder/Printer Products. The Company manufactures compasses and sources and distributes watches to military specifications. These watches and compasses ("Military Products") are sold to the U.S. government and to the civilian market. Since 1979, the Company has manufactured over one million compasses for the U.S. Army. Although the Company competes against foreign companies in the bidding process, as of December 31, 1997, Stocker & Yale is the only U.S. company qualified as a supplier of watches to the U.S. armed forces. The Company bid for and won a contract to be the sole supplier of Model 490, Type I watches to the U.S. armed forces. The contract expires in November, 1999. Under the MFE brand name, the Salem Division also manufactures and distributes a variety of oscillographic and thermal recorders and printers ("Recorder/Printer Products") for diverse field, industrial and laboratory uses.

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

Industrial Lighting Products.

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

        The Company has five primary competitors in the fiber optic lighting market. The most mature segment of this market relates to lighting for microscopes. Within that segment, Volpi Manufacturing USA, Inc. and Dolan-Jenner Industries, Inc. have highest market share. Both of these companies have been producing fiber optic products for more than thirty years and offer a fully developed line of microscopy products. A third company, Cuda Products, Inc., also supplies fiber optic lighting for microscopy, however, its primary market is medical products. The value-oriented segment of the microscopy market is dominated by Chiu Technical Corp., which offers an inexpensive "no-frills" fiber optic lighting system. A newer segment in the fiber optic lighting market relates to lighting for machine vision, which is automated imaging and inspection equipment. Fostec, Inc., is the leading provider of fiber optic lighting for machine vision, with ten years of experience in the machine vision industry and advanced glass technology its primary advantages.

        The Company has developed the in-house capability to draw its own glass fiber in variable dimensions to suit customer needs. Although some of the above named competitors also have this capability, the Company believes that its fiber has certain qualities which may make the Company's fiber long-lived and reliable. Further, the Company's spectrographic analysis has established that the fiber drawn by the Company demonstrates higher light transmission qualities than its competitors' fiber.

        Since mid-1996, the Company has invested in building up its in-house design, development and research capabilities, including the hiring of personnel trained in optical, chemical, mechanical and electrical engineering and related disciplines, and the purchase of computers and laboratory equipment necessary to support these personnel. Further, the Company has succeeded in designing and developing a complete line of fiber optic lighting products for microscopy applications in less than two years.

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

        MEASURING AND INSPECTION INSTRUMENTS. The chart recorder and thermal printer market is dominated by companies that are larger and offer more advanced technology than the Salem Division. Recognizing that it lacks the resources to compete directly against larger companies, such as Gould, Inc., and General Scanning, Inc., the Company focuses on the value-oriented segment of the market and customers with low volume specialized applications.

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

Distribution.

        The SDD Division's products are sold to over 5,000 customers, and no one customer or group of customers represented more than 5% of total revenue in 1997. Although SDD Division products are sold throughout the world, sales to customers in the U.S. industrial Midwest (Ohio, Michigan, Illinois, and Indiana) represented approximately 54% of Stilson Division sales in 1997 and 53% in both 1996 and 1995. The Division works with approximately 60 distributors and manufactures' representatives in the marketing of the Stilson and Die-Draulics product lines.

Competition and Competitive Position.

         The market for machine components and accessories is mature, with a number of small companies competing within the industry. The SDD Division competes with a variety of companies (many of which are larger and have greater resources than the Company) in designing and distributing its products. These products are sold primarily to participants in the automotive industry and secondarily to participants in the home appliance, leisure-time products, building materials and packaging equipment industries. The SDD Division competes primarily on the basis of service, by offering a complete product line and technical applications assistance at a competitive price. Further, the Company has been able to adapt its products to the specific requirements of its customers.

Backlog

        The Company maintains an inventory of standard materials and components and generally manufactures standard product configurations within one to five days after receipt of a customer order. Although such rapid response is, and historically has been, a selling advantage for the Company, some orders are placed for future delivery. At December 31, 1997, the Company had a backlog of orders for future delivery of approximately $920,000 compared to approximately $700,000 of such orders at December 31, 1996. At March 15, 1998, the backlog was approximately $1,899,000.

Raw Materials

        The raw materials and components used in the Company's products are purchased from a number of different suppliers and are generally available from several sources.

Dependence on One or a Few Major Customers

        The Company's customer base consists of more than 10,000 customers in various industries worldwide. The Company's largest single customer is the United States government to which the Company has been a contract supplier of watches and compasses for many years. Sales to various agencies of the United States Government were less than 3% of the Company's total sales in 1997.

Patents and Trademarks

        The Company holds patents in the United States and has filed additional patent applications in the United States, Europe and Japan. The Company's material patents consists of four patents relating to fundamental technological devices and methodologies used to achieve low-cost fluorescent light dimming, which expire on August 18, 2009, August 24, 2010, September 6, 2011 and September 13, 2011. The Company believes that patents are an effective way of protecting its competitive technological advantages, and considers its patents to be a deterrent against unauthorized manufacture, use and sale of its products and key product attributes. There can be no assurance, however, that a patent will be issued with respect to the patent applications or whether the Company's patents will provide meaningful protection for the Company.

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

Research and Development

        Research and development expenditures for the Company were $725,539 in 1997, $424,637 in 1996 and $220,290 in 1995. The increases in 1997 and 1996 reflect a stepped up development effort, which is focused on introducing a line of fiber optic illumination products to complement the Company's line of industrial fluorescent lighting products. Specifically, the Company has strengthened its capability to design and develop fiber optic illuminators, ring lights and standard and custom lengths of glass fiber for existing and new customers within the machine vision and microscopy industries.

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

                            ITEM 3. LEGAL PROCEEDINGS

        The Company is a named defendant in a civil action filed on or about February 17, 1998, in the Superior Court of Massachusetts, Essex County. The plaintiff, Dolan-Jenner Industries, Inc., alleges that the Company and one of its employees (a former employee of the plaintiff), have breached and/or interfered with a non-competition and non-disclosure agreement and have misappropriated plaintiff's proprietary information. The plaintiff has sought both injunctive relief and monetary damages. At the time the plaintiff filed its action, the plaintiff also submitted a statement alleging damages of at least $500,000. The Court has denied plaintiff's request for preliminary injunctive relief, finding, among other things, that the plaintiff has not established a likelihood of success on the merits of its claims. The Company believes that it has meritorious defenses to all remaining claims made by the plaintiff. The Company does not expect this litigation to have a material adverse effect on the financial condition or operations of the Company and its subsidiaries taken as a whole; however, if the matter is decided adversely to the Company, there can be no assurance that the decision would not have a material adverse effect.


                                     PART II

                   ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of the Company's financial condition, results of operations and capital resources and liquidity should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere herein.

Results of Operations

                  Fiscal Year Ended December 31, 1997 Compared
                     to Fiscal Year Ended December 31, 1996.

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

        Total Company revenues increased 3.5% from $10,782,078 in 1996 to $11,162,026 in 1997. Industrial Lighting Product sales grew more than 61%, increasing from $2,586,973 in 1996 to $4,169,795 in 1997. This revenue growth resulted from increased selling activity, especially in southeast Asia, and the introduction of thirty-seven new products, including the Company's fiber optic lighting products. Fiber optic lighting sales increased to $323,506 as compared to only $3,604 in 1996. Sales of machine tool components and accessories through the SDD Division decreased by 3% from $4,087,218 to $3,948,151, due primarily to delays in the Division's fulfillment cycle resulting from changes in the division's personnel. Less profitable lines, which had been strategically de-emphasized, experienced expected decreases in revenue. Sales of Military Products decreased from $1,775,798 in 1996 to $1,329,362 in 1997, largely due to decreased U.S. government sales, which in 1996 had benefited from deliveries totalling $6,000 under a large contract for navigation watches. Recorder/Printer Product sales declined from $2,034,146 in 1996 to $1,676,949 in 1997, as customers continue to turn from generic printers and recorders to develop their own application-specific products.

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

                  Fiscal Year Ended December 31, 1996 Compared
                     to Fiscal Year Ended December 31, 1995.

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

        Revenues decreased from $13,004,675 to $10,782,078. Approximately 44% of the revenue decrease was due to reduced sales to the U.S. government, which declined from $1,534,165 in 1995 to $558,171 in 1996. Sales to the U.S. government in 1995 benefitted from a $538,000 contract for borescopes, which was delivered in 1995, and from a contract for navigator watches of which $388,000 was delivered in the fourth quarter of 1995. An additional $156,000 of navigator watches.was delivered under the contract in the first quarter of 1996. Sales of electronic ballasts declined from $1,103,401 in 1995 to $297,943 in 1996, accounting for approximately 36% of the revenue decrease. The reduction in sales of electronic ballasts resulted from the Company's decision to withdraw from this market, which has become increasingly commodity price-driven, to focus on sales of higher margin products. Recorder and printer product sales declined from $2,786,600 in 1995 to $2,034,146 in 1996, representing approximately 34% of the total revenue decrease. Recorder and printer product sales declined primarily due to customer decisions to develop their own printers and recorders and, especially, their own application-specific electronic controllers rather than adapt generic product for re-sale. Sales of the Company's lighting products increased approximately 9% from $2,370,756 in 1995 to $2,583,369 in 1996. Sales of military watches and compasses to the civilian market increased approximately 37% from $889,489 in 1995 to $1,217,627, primarily as a result of a contract with a mail order marketing firm and increased sales in Asia through the Company's Hong Kong subsidiary. Hong Kong sales increased from $92,309 in 1995 to $272,455 in 1996.

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

Liquidity and Capital Resources

        The Company historically has financed its operations primarily through third party credit facilities and cash from operations. Anticipating the need for capital to finance the startup of the fiber optic lighting business, the Company completed a public offering of the Company's Common Stock in October, 1996, which generated $4,250,000 in gross proceeds. During 1997,the Company's operations used $1,646,613 of cash as compared with $115,008 of cash provided by operations in 1996. Cash used for operations was primarily for the purchase of inventories relating to its new fiber optic lighting products. Cash investments increased as well from $196,302 in 1996 to $882,540 in 1997, as the Company purchased equipment for increased research and development and for setting up a manufacturing facility for fiber optic lighting production. Such expenditures in 1997 were planned costs associated with startup of the new fiber optic lighting product line and, as such, should not be of a recurring nature.

        The Company's primary third party financing relationship is with Fleet National Bank (the "Bank"). The initial Credit Agreement (the"Initial Credit Agreement") included provisions for revolving loans due March 31, 1998 (the "Revolving Loans"), a long-term loan due March 31, 1998 (the "Term Loan"), and a short-term loan due August 1, 1995 (the "Short-Term Loan"), in an aggregate principal amount of $6,967,000. The Short Term Loan was paid as agreed in August, 1995. In September, 1995, the Company made a partial prepayment of the Term Loan in an amount of $1,100,000. As of December 31, 1997, there was a total of $1,175,945 outstanding under the Term Loan, as compared to $1,336,986 outstanding on December 31, 1996. Borrowings under the Revolving Loans totaled $1,307,053 as of December 31, 1997, as compared to no borrowings as of December 31, 1996 when the Revolving loans were temporarily paid down after the completion of the Company's stock offering in October, 1996. Both the Revolving Loan and the Term Loan bear interest at a rate equal to the Bank's base rate plus 1/2%. As of December 31, 1997, the interest rate on both the Revolving Loans and the Term Loan was 9.00%.

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

        The Company had planned to refinance the Fleet National Bank credit facility with another bank prior to such credit facility's March 31, 1998 maturity dates. On March 17, 1998, the other bank altered the terms of its proposal and the Company terminated those negotiations. On March 30, 1998, the Company and the Bank entered into a commitment letter (the "Commitment Letter") to amend the Credit Agreement in order to extend the maturity dates for the Term Loan and the Revolving Loan until January 2, 1999. Under the terms of the extension, both the Term Loan and the Revolving Loan will bear interest at a rate equal to the Bank's base rate plus 1% through June 30, 1998, after which the rate will increase to the Bank's base rate plus 2%. The Company will pay quarterly extension fees of $10,000 on March 31, 1998 and $20,000 on June 30, 1998, and monthly extension fees of $7,000 payable on the last days of July, August and September, and $10,000 payable on the last day of October, November and December. The Amended Credit Agreement deletes the minimum debt service covenant and requires the Company to report a pretax profit in the month of March, 1998 and for each of the subsequent quarters in fiscal year 1998. The

Company intends to refinance the Credit Agreement with another lender before its January 2, 1999 maturity date. At this time, the terms of such refinancing can not be determined by the Company.

        In May 1996, the Company issued Subordinated Notes in an original principal amount of $1,350,000 in a private placement. These notes mature on May 1, 2001, bear interest at 7.25%, and are convertible into shares of Common Stock at a conversion price of $7.375 per share subject to certain adjustments pursuant to the Convertible Subordinated Note Purchase Agreement (the "Purchase Agreement"). Payments of principal and interest on the Convertible Subordinated Notes are subordinated to all existing and future indebtedness of the Company to banks and financial institutions. The Notes are unsecured and are redeemable at the option of the Company at any time after May 1, 1998 under a formula specified in the purchase agreement.

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

        The Company contemplates that it may seek to raise additional capital by the issuance of equity, the proceeds of which may be used, among other things, in connection with refinancing its senior credit facility. The Company's existing Credit Agreement with the Bank will expire on January 1, 1999 by its terms. While the Company is currently exploring establishing a replacement credit facility with various commercial lenders, the Company can give no assurance as to whether such a replacement credit facility will be established or as to the terms of such credit facility. Assuming the continued availability of the Company's Credit Agreement with the Bank or a replacement credit facility, the Company believes that its available financial resources are adequate to meet its foreseeable working capital, debt service and capital expenditure requirements through the next twelve months. If the Company is unable to refinance or extend its Credit Agreement with the Bank prior to maturity, then it will be unable to repay such indebtedness when due and the Bank may declare a default. Were a default to be declared, the Company would not be able to continue absent alternative financing.

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

Foreign Currency Fluctuations

        Historically, foreign currency fluctuations have had only a minor impact on the Company's results of operations. In 1997 and 1996, such foreign currency fluctuations were favorable and totaled $30,709 in 1997 and $13,103 in 1996. The Company's direct exposure to foreign currency exchange fluctuations is limited to contracts denominated in the Swiss Franc. The Company has Swiss Franc contracts to purchase watches at an agreed fixed cost and corresponding contracts with the General Services Administration to sell those watches at a fixed price. For 1997, the Company recorded favorable Swiss Franc currency exchange rate fluctuations totaling $30,709 on $413,912 of Swiss Franc transactions. In 1996, the Company recorded favorable Swiss Franc currency exchange rate fluctuations of $13,103. At December 31, 1997, the Company had a total foreign currency liability of $273,148 Swiss Francs.

        With the exception of these Swiss Franc contracts, the financial operations of the Salem and SDD Divisions are conducted in U.S. dollars. All sales originated by United States operations, including those sales to foreign customers, are denominated in U.S. dollars. Similarly, the financial operations of each of the Company's subsidiaries are conducted in the local currency (i.e., sales by Stocker & Yale HK, Ltd. were denominated in Hong Kong dollars, and sales by Radiant Asiatec are denominated in Singapore dollars.)

        In addition, in 1997 the Company experienced a small adverse effect from indirect exposure to the devaluation of the Thai Baht. Although the Company conducts its sales to Thai distributors in U.S. dollars, those Thai distributors are paid by their customers in local currency. As a result, the Company recorded in 1997 a $25,000 allowance for the return of inventory from a distributor who was unable to pay for his merchandise.

Year 2000 Issues

        In the conduct of its own operations, the Company relies upon commercial computer software primarily provided by independent software vendors. After an analysis of the Company's exposure of the impact of "year 2000 issues" (i.e., issues that may arise resulting from computer programs that use only the last two, rather than all four, digits of the year), the Company believes that such commercial software is substantially year 2000 compliant and that such independent vendors will be able to complete such year 2000 compliance in a timely manner and without any material impact on the Company business, operations or financial condition. In addition, the Company has completed an upgrade to the Company's integrated manufacturing software which has brought such software into year 2000 compliance. However, the Company is subject to year 2000 issues that may affect the economy generally or any customers, suppliers or others with whom the Company does business and over whose year 2000 compliance the Company has no control.

                          ITEM 7. FINANCIAL STATEMENTS

        The information required by Item 7 Is presented on pages 12 through 33 of this Form 10-KSB. The index to the Company's Financial Statements is set forth below:

Page(s)

        Report of Independent Public Auditors ..................................  12

        Consolidated Balance Sheets at December 31, 1997 .......................  13-14

        Consolidated Statements of Operations for the
               Years Ended December 31, 1997 and 1996 ..........................  15

        Consolidated Statements of Stockholder's Investment
               for the Years Ended December 31, 1997 and 1996 ..................  16

        Consolidated Statements of Cash Flows for the
               Years Ended December 31, 1997 and 1996 ..........................  17-18

        Notes to Consolidated Financial Statements .............................  19-35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Directors and Stockholders of
Stocker & Yale, Inc.:

        We have audited the accompanying consolidated balance sheets of Stocker & Yale, Inc. (a Massachusetts corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the two years ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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


Boston, Massachusetts
March 6, 1998

(except for the matters discussed in Notes
6 and 11, for which the date is March 27, 1998)

                      STOCKER & YALE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                               DECEMBER 31, 1997     DECEMBER 31, 1996
Current Assets:
Cash and cash equivalents ....................................................     $    73,520          $ 1,244,418
Trade receivable, less reserves of approx
     $187,000 in 1997 and $166,000 in 1996 ...................................       1,860,624            1,410,774
Prepaid income taxes .........................................................         579,332              353,668
Inventories ..................................................................       4,957,095            3,701,019
Prepaid Expenses .............................................................         117,354              131,478
                                                                                   -----------          -----------

     Total current assets ....................................................       7,587,925            6,841,357

Property, Plant and Equipment, Net ...........................................       3,857,504            3,134,717
                                                                                   -----------          -----------

Note Receivable ..............................................................       1,000,000            1,000,000
                                                                                   -----------          -----------

Goodwill, Net of Accumulated Amortization ....................................       8,453,000            8,721,800
                                                                                   -----------          -----------

Debt Issuance Costs, Net of Accumulated
     Amortization ............................................................          39,776              138,490
                                                                                   -----------          -----------

Cash Value Life Insurance ....................................................          52,546                 --
                                                                                   -----------          -----------

                                                                                   $20,990,751          $19,836,364

                    LIABILITIES AND STOCKHOLDER'S INVESTMENT

                                                                                  DECEMBER 31, 1997   DECEMBER 31, 1996
Current Liabilities:
Current Portion of long-term debt ..............................................     $   443,334        $   357,569
Accounts Payable ...............................................................       1,858,936          1,373,121
Accrued Expenses ...............................................................         541,668            547,654
Short Term Lease Obligation ....................................................          89,771                 --
                                                                                     -----------        -----------
     Total current liabilities .................................................       2,933,709          2,278,344
                                                                                     -----------        -----------
Long Term Debt and Capital Lease Obligations ...................................       5,383,233          4,021,570
                                                                                     -----------        -----------
Other Long Term Liabilities ....................................................         564,688            564,688
                                                                                     -----------        -----------
Deferred Income Taxes ..........................................................         876,904          1,012,685
                                                                                     -----------        -----------
Commitments and Contingencies

Stockholder's Investment:  Common stock, par value
     $0.001 Authorized -- 10,000,000 shares at
     December 31, 1997 and 1996
     Issued and outstanding -- 2,567,894 shares
     at December 31, 1997 and 1996 .............................................           2,568              2,568
Paid-in capital ................................................................      10,822,705         10,822,705
Retained earnings ..............................................................         406,944          1,133,804
                                                                                     -----------        -----------
     Total stockholder's investment ............................................      11,232,217         11,959,077
                                                                                     -----------        -----------
                                                                                     $20,990,751        $19,836,364

        The accompanying notes are an integral part of these consolidated financial statements.

                      STOCKER & YALE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       For the Years Ended
                                                                                           December 31,
                                                                                 1997                      1996
                                                                               ---------                --------

Net Sales ..............................................................      $ 11,162,026           $ 10,782,078

Cost of Sales ..........................................................         6,898,970              6,909,266
                                                                              ------------           ------------
     Gross Profit ......................................................         4,263,056              3,872,812

Selling Expenses .......................................................         2,040,637              1,749,492

General and Administrative Expenses ....................................         2,140,403              2,073,101

Research and Development ...............................................           725,539                424,637
                                                                              ------------           ------------
     Operating Loss ....................................................          (643,523)              (374,418)

Interest Expense .......................................................          (388,337)              (546,770)
                                                                              ------------           ------------
     Loss before income tax benefit ....................................        (1,031,860)              (921,188)

Income Tax Benefit .....................................................          (305,000)              (277,892)
                                                                              ------------           ------------

     Net Loss ..........................................................      $   (726,860)          $   (643,296)
                                                                              ============           ============
Loss Per Share .........................................................      $      (0.28)          $      (0.34)
                                                                              ============           ============
Weighted-Average Common Shares .........................................         2,567,894              1,891,116
                                                                              ============           ============


        The accompanying notes are an integral part of these consolidated financial statements.

                      STOCKER & YALE, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT


                                             Common Stock               Paid-in                      Retained            Total
                                               Shares            Amount           Capital            Earnings         Stockholders

Balance,
December 31, 1995 .................          1,712,914       $      1,713       $  6,845,685       $  1,777,100        $  8,624,498

Sale of Common Stock,
net of issuance ...................            850,000                850          3,950,885                 --           3,951,735

Issuance of Common
Stock to employees ................              4,980                  5             26,135                 --              26,140

Net loss ..........................                 --                 --                 --           (643,296)           (643,296)
                                          ------------       ------------       ------------       ------------        ------------
BALANCE,
DECEMBER 31, 1996 .................          2,567,894              2,568         10,822,705          1,133,804          11,959,077

Net loss ..........................                 --                 --                 --           (726,860)           (726,860)
                                          ------------       ------------       ------------       ------------        ------------
BALANCE,
DECEMBER 31, 1997 .................          2,567,894              2,568         10,822,705            406,944          11,232,217
                                          ============       ============       ============       ============        ============

        The accompanying notes are an integral part of these consolidated financial statements.

                      STOCKER & YALE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        For the Years Ended
                                                                                            December 31,
                                                                                      1997               1996
                                                                                    -----------        ---------
Cash Flows from Operating Activities:
     Net loss ....................................................................  $  (726,860)     $  (643,296)
     Adjustments to reconcile net loss to
     net cash provided by operating activities
     Depreciation and amortization ...............................................      676,258          781,664
     Deferred income taxes .......................................................     (305,000)        (232,300)
     Other changes in assets and liabilities
         Accounts receivable, net ................................................     (449,850)         487,169
         Inventories .............................................................   (1,256,076)         135,634
         Prepaid expenses ........................................................       14,124           27,535
         Accounts payable ........................................................      485,815         (154,347)
         Accrued expenses ........................................................       (5,986)          72,518
         Cash value of life insurance ............................................      (52,546)               0
         Accrued and refundable taxes ............................................            0         (265,918)
         Issuance of common stock to employees ...................................            0           26,140
         Other long-term liabilities .............................................      (26,492)        (119,791)
                                                                                    -----------      -----------
     Net cash (used in)/provided by operating activities .........................   (1,646,613)         115,008
                                                                                    -----------      -----------

Cash Flows Used for Investing Activities:
     Purchases of property, plant and equipment ..................................     (882,540)        (196,302)
                                                                                    -----------      -----------


                                                                                                          For the Years Ended
                                                                                                             December 31,
                                                                                                  1997                     1996
                                                                                              -----------                ---------

Cash Flows from Financing Activities:
Net proceeds from sale of common stock .......................................                         0                  3,951,735
Payments of bank debt ........................................................                  (227,466)                (1,188,587)
Proceeds from bank debt and equipment loans ..................................                 1,611,678                     41,108
Proceeds from subordinated notes .............................................                         0                  1,350,000
Repayments of term loans and subordinated notes ..............................                         0                 (2,753,017)
Payments on capital lease ....................................................                   (25,957)                   (58,560)
Deferred financing costs .....................................................                         0                    (39,000)
                                                                                             -----------                -----------
     Net cash provided by financing activities ...............................                 1,358,255                  1,303,679
                                                                                             -----------                -----------

Net Increase/(Decrease) in Cash and Cash Equivalents .........................                (1,170,898)                 1,222,385

Cash and Cash Equivalents, Beginning of Year .................................                 1,244,418                     22,033
                                                                                             -----------                -----------
Cash and Cash Equivalents, End of Year .......................................               $    73,520                $ 1,244,418
                                                                                             ===========                ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

     Interest paid ...........................................................               $   426,409                $   601,776
                                                                                             -----------                -----------
     Taxes paid ..............................................................               $    67,492                $   241,691
                                                                                             -----------                -----------

SUPPLEMENTAL DISCLOSURE OF NONCASH
FINANCING ACTIVITIES:

Capital lease obligations incurred for new equipment .........................               $   153,008                $         0
                                                                                             -----------                -----------


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

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Stocker & Yale Foreign Sales Corp., Stocker & Yale Hong Kong Limited and Radiant Asiatech Pte. Ltd. All significant intercompany balances and transactions have been eliminated.

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

        ASSET CLASSIFICATION                        ESTIMATED USEFUL LIFE
Building and building improvements ..................  10 to 40 years
Machinery and equipment .............................   5 to 10 years
Furniture and fixtures  .............................   3 to 10 years

                      STOCKER & YALE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)

Property, plant and equipment, net, consist of the following:


                                                                            DECEMBER 31, 1997
                                                      ----------------------------------------------------------
                                                                               Accumulated            Net Book
                                                            Cost              Depreciation              Value

Land ..............................................   $     446,300         $          --          $     446,300
Building and building improvements ................       2,670,191               379,879              2,290,312
Machinery and equipment ...........................       4,676,554             4,031,048                645,506
Furniture and fixtures  ...........................         974,283               498,897                475,386
                                                      -------------         -------------           ------------
                                                      $   8,767,328         $   4,909,824           $  3,857,504
                                                      =============         =============           ============


                                                                            DECEMBER 31, 1996
                                                      ----------------------------------------------------------
                                                                               Accumulated            Net Book
                                                            Cost              Depreciation              Value

Land ..............................................   $     446,300         $          --          $     446,300
Building and building improvements ................       2,469,609               371,203              2,098,406
Machinery and equipment ...........................       4,140,402             3,835,242                305,160
Furniture and fixtures ............................         828,477               543,626                284,851
                                                      -------------         -------------          -------------
                                                      $   7,884,788         $   4,750,071          $   3,134,717
                                                      =============         =============          =============


        Total depreciation of property, plant and equipment amounted to approximately $312,000 and $424,000 for the periods ended December 31, 1997 and 1996, respectively.

Goodwill and Debt Issuance Costs

         The 1989 acquisition of Stocker & Yale, Inc. by S & Y Acquisition Corp. resulted in $10,749,000 of goodwill, which is being amortized over 40 years.

Intangibles consist of the following:


                                                                            DECEMBER 31, 1997
                                                      ----------------------------------------------------------
                                                                               Accumulated            Net Book
                                                            Cost              Depreciation              Value

Goodwill ..........................................   $  10,749,000         $   2,296,000          $   8,453,000
Debt issuance costs ...............................         316,053               276,277                 39,776


                                                                            DECEMBER 31, 1997
                                                      -----------------------------------------------------------
                                                                               Accumulated            Net Book
                                                            Cost              Depreciation              Value

Goodwill ..........................................   $  10,749,000         $  2,027,200            $  8,721,800
Debt issuance costs ...............................         316,053               177,563                138,490

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

Earnings Per Share

        In 1997, the Company adopted the provisions of SFAS No. 128, Earnings Per Share. This statement was issued by the FASB in March 1997 and establishes the standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS with a presentation of basis EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerators and denominators for the basic and diluted EPS computations for all prior-period EPS data presented. The Company has reported a net loss for the years ended December 31, 1997 and 1996. Accordingly, all options and warrants have been excluded from diluted earnings per share as they would be antidilutive.

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

Fair Values of Financial Instruments

        The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, current maturities of long-term debt, accounts payable and long-term debt. The estimated fair value of these financial instruments approximates their carrying value as of December 31, 1997.

Reclassification

        Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

Advertising Expenses

        The Company expenses the cost of advertising as incurred. Total advertising expenses amount to approximately $255,000 and $192,000 for the periods ended December 31, 1997 and 1996.

(3)     INCOME TAXES

        The components of the income tax (benefit) are as follows:


                                              For the Years Ended
                                                  December 31,
                                              1997          1996
                                          ------------    ---------
Current-
     Federal ............................  $      --        $    --
     State ..............................         --             --
                                           ---------      ---------

 Deferred-
     Federal ............................   (234,850)      (216,345)
     State ..............................    (70,150)       (61,547)
                                           ---------      ---------
                                            (305,000)      (277,892)
                                           ---------      ---------
                                           $(305,000)     $(277,892)
                                           =========      =========

                      STOCKER & YALE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)

        The following is a reconciliation of the federal income tax (benefit) calculated at the statutory rate of 34% to the recorded amount:


                                                                             For the Years Ended
                                                                                December 31,
                                                                      1997                    1996
                                                                    ------------           -----------
Applicable statutory federal income tax benefit ................... $(350,834)              $(313,204)
State income taxes, net of federal income tax benefit .............   (64,698)                (55,271)
Goodwill amortization .............................................    91,392                  96,560
Other, net ........................................................    19,140                  (5,977)
                                                                    ---------               ---------
                                                                    $(305,000)              $(277,892)
                                                                    =========               =========

The significant items composing the deferred tax asset and liability at December 31, 1997 and 1996 are as follows:


                                                                            1997                                 1996
                                                                   Current       Long-Term             Current          Long-Term

Assets
     Reserves not currently deductible ...............        $   240,772        $        --         $   252,548        $        --
     Other ...........................................            338,560                 --             101,120                 --
                                                              -----------        -----------         -----------        -----------

Total assets .........................................            579,332                 --             353,668                 --
                                                              -----------        -----------         -----------        -----------
Liabilities-
     Accelerated depreciation and
     property-basis differences ......................               --             (672,602)                 --           (746,217)
     Note receivable .................................               --             (402,700)                 --           (402,700)
     Other ...........................................               --              198,398                  --            136,232
                                                              -----------        -----------         -----------        -----------
     Total liabilities ...............................               --             (876,904)                 --         (1,012,685)
                                                              -----------        -----------         -----------        -----------
     Net assets (liabilities) ........................        $   579,332        $  (876,904)        $   353,668        $(1,012,685)
                                                              ===========        ===========         ===========        ===========

                      STOCKER & YALE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)

(4)     Inventories

Inventories are as follows:

                                                   December 31,
                                                1997        1996
                                            ----------   ----------
Finished goods ............................ $  435,201   $  895,672
Work-in-process ...........................    431,142      398,433
Raw materials .............................  4,090,752    2,406,914
                                            ----------   ----------
                                            $4,957,095   $3,701,019
                                            ==========   ==========


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

(6)     LONG-TERM DEBT

        As of December 31, 1997 and 1996, debt consisted of the following:



                                                                                                        December 31,
                                                                                                      1997          1996
                                                                                                   ----------   ----------
Revolving line of credit, maturing March 31, 1998, payable to a bank, with an interest rate at the bank's prime lending rate plus 1/2% at
December 31, 1997 (9.00%) ......................................................................   $1,307,053    $     --

Revolving line of credit, maturing April 1998, payable to a Hong Kong bank, with an interest rate at the bank's prime lending rate as defined
(8.50%) at December 31, 1997 ...................................................................      202,121       124,799

Mortgage note payable, maturing August 29, 2011, payable to a bank, with an interest rate of 9.25%
as of December 31, 1997 ........................................................................    1,434,395     1,484,446

Term loan, maturing on March 1, 2000, payable to a bank, with an interest rate of prime plus 1/2%
(9.00%) at December 31, 1997 ...................................................................    1,175,945     1,336,986

                      STOCKER & YALE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)

Convertible subordinated notes payable, maturing
on May 1, 2001, interest payable quarterly in
arrears at 7.25% .............................................      1,350,000           1,350,000

Equipment loan, maturing October 17, 2000,
payable to a bank, with an interest rate at 8.80% ............         66,534              82,908

Auto loan, maturing February 2002, payable to a
bank, with an interest rate at 8.50% .........................         17,524                  --

Equipment capital lease obligation, maturing
August 31, 2000, with an interest rate at 7.81% ..............        153,008                  --

Equipment lease line of credit, maturing on
October 31, 2002 payable to a bank,
with an interest rate of prime plus 3/4% (9.25%) at
December 31, 1997 ............................................        209,759                  --
                                                               --------------      --------------
Less--Current portion of long term debt ......................        533,106             357,569
                                                               --------------      --------------
                                                               $    5,383,233      $    4,021,570
                                                               ==============      ==============


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

        The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets:


                                                                                December 31,
                                                                    1997                         1996
                                                               -------------                 --------------
Actuarial present value of benefit obligations Accumulated
     benefit obligation, including vesting benefits of
     $440,931 in 1997 and $407,825 in 1996 .................   $    (456,444)                $    (425,760)
                                                               =============                 =============
Projected benefit obligation for service
     rendered to date ......................................   $    (456,444)                $    (425,760)

Plan assets at fair value, guaranteed
     investment contract with an insurance
     company ...............................................          775,505                       678,377

Unrecognized net gain ......................................        (297,597)                     (217,733)
Unrecognized net (assets) liabilities ......................           13,365                      (45,727)
                                                               --------------                --------------
     Prepaid (accrued) pension cost ........................   $       34,829                $     (10,843)
                                                               ==============                ==============


Net periodic pension cost (income) includes the following components:

                                                                             For the Years Ended
                                                                                December 31,
                                                                      1997                         1996
                                                               --------------               ---------------

Service cost-income earned during the period ...............   $           --                $           --
Interest cost on projected benefit obligation ..............           29,861                        27,853
Return on plan assets ......................................         (57,445)                      (50,250)
Amortization ...............................................         (18,087)                      (13,224)
                                                               --------------                --------------
     Net periodic pension income ...........................   $     (45,671)                $     (35,621)
                                                               ==============                ==============


        The weighted average discount rate and rate of increase in future compensation used in determining the actuarial present value of the projected benefit obligation was 7% in 1997 and 1996. The expected long-term rate of return on assets was 8% in 1997 and 1996.

                      STOCKER & YALE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)

        On January 17, 1994, the Company established the Stocker & Yale 401(k) Plan (the Plan). Under the Plan employees are allowed to make pretax retirement contributions. In addition, the Company may make matching contributions, not to exceed 100% of the employee contributions, and profit sharing contributions at its discretion. The Company made no such contributions for the plan years ended December 31, 1997 and 1996. The Company incurred costs of $5,169 and $3,661 in 1997 and 1996, respectively, to administer the Plan.

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

                      STOCKER & YALE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)

        The following is a summary of the activity for the 1996 and 1994 Stock Option Plans:


                                                      NUMBER OF                                     WEIGHTED
                                                       SHARES                PRICE RANGE          AVERAGE PRICE
Outstanding at December 31, 1995 ..............         134,440          $  3.70-$  7.25          $     6.23
     Granted ..................................          70,000          $  5.25-$  6.00          $     5.99
     Lapsed ...................................         (1,000)                $  4.55            $     4.55
                                                    ----------           -----------------        ----------
Outstanding at December 31, 1996 ..............         203,440          $  3.70-$  7.25          $     6.14
                                                    ===========          =================        ==========

Exercisable at December 31, 1996 ..............          84,440                $  7.25            $     7.25
                                                    ===========          =================        ==========
     Granted ..................................          61,600          $  4.50-$  5.38          $     5.27
                                                    -----------          -----------------        ----------

Outstanding at December 31, 1997 ..............         265,040          $  3.70-$  7.25          $     5.97
                                                    ===========          =================        ==========
Exercisable at December 31, 1997 ..............         123,040          $  3.70-$  7.25          $     6.36
                                                    ===========          =================        ==========
Weighted average option price for all options                                                     $     5.88
                                                                                                  ==========


        In addition to the options listed above, as of December 31, 1997, there are 44,000 options outstanding to non-employees to purchase shares of the Company's common stock at prices ranging from $4.30-$7.25 per share. These options were issued in 1994 and 1995 and expire beginning on August 26, 1998.

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

                      STOCKER & YALE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)

        The Company elected to account for its stock-based compensation plan under APB 25. However, the Company has computed, for pro-forma disclosure purposes, the value of all options granted during 1996 and 1997 using the Black-Scholes option pricing model as prescribed by SFAS No. 123, using the following weighted-average assumptions for grants in 1997 and 1996:


                                                         1997                1996
                                                         ----                ----
                  Risk-free interest rate ..........  5.87%-6.9%          6.08%-7.91%
                  Expected dividend yield ..........      --                  --
                  Expected life ....................   10 years            10 years
                  Expected volatility ..............    32.29%              50.10%

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



                                                          YEAR ENDED DECEMBER 31,
                                                        1997                  1996
                                                        ----                  ----
                  Net loss-
                      As reported .............   $    (726,860)        $   (643,296)
                      Pro forma ...............      (1,057,884)            (808,071)
                  Net loss per share-
                      As reported .............          (.28)                 (.34)
                      Pro forma ...............          (.41)                 (.43)


        Set forth below is a summary of options granted in 1997 and 1996:

                   ______________ Options Outstanding ______________            _____ Options Exercisable _____

            Exercise Price    Outstanding       Weighted        Weighted     Per         Exercisable     Weighted
                 Range         Shares at         Average         Average     Share         Options       Average
                              December 31,      Remaining       Exercise     Fair                        Exercise
                                  1997         Contractual        Price      Value                        Price
                                              Life (Years)
   1996       $5.25-$6.00       $79,000          9 years          5.89         4.16          --             --

   1997       $4.50-$5.38       $72,000         10 years          5.28         3.96          --             --

                      STOCKER & YALE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)

(9)     COMMITMENTS AND CONTINGENCIES

        Total rent expense for operating leases charged to operations for the periods ended December 31, 1997 and 1996 was $17,862 and $20,100, respectively. Minimum commitments under leases in effect at December 31, 1997 are as follows:

                                                                            OPERATING
                  YEAR                                                       LEASES
                  1998 .............................................     $      17,888
                  1999 .............................................            15,903
                  2000 .............................................             3,981
                  Thereafter .......................................                 -
                                                                         -------------
                  Total minimum lease payments .....................            37,772
                                                                         =============


        The Company is a named defendant in a civil action filed on or about February 17, 1998, in the Superior Court of Massachusetts, Essex County. The plaintiff, Dolan-Jenner Industries, Inc., alleges that the Company and one of its employees ( a former employee of the plaintiff), have breached and/or interfered with a non-competition and non-disclosure agreement and have misappropriated plaintiff's proprietary information. The plaintiff has sought both injunctive relief and monetary damages. At the time the plaintiff filed its action, the plaintiff also submitted a statement alleging damages of at least $500,000. The Court has denied plaintiff's request for preliminary injunctive relief, finding, among other things, that the plaintiff has not established a likelihood of success on the merits of its claims. The Company believes that it has meritorious defenses to all remaining claims made by the plaintiff. The Company does not expect this litigation to have a material adverse effect on the financial condition or operations of the Company and its subsidiaries taken as a whole; however, if the matter is decided adversely to the Company, there can be no assurance that the decision would not have such a material adverse effect.

(10)    SEGMENTED INFORMATION

        The Company's operations were conducted primarily within the following industry segments for the fiscal years ended December 31, 1997 and 1996:


                                                                  DECEMBER 31, 1997
                                                  --------------------------------------------------------------
                                                        MEASURING                 MACHINE
                                                           AND                  COMPONENTS
                                                       INSPECTION                   AND
                                                       INSTRUMENTS              ACCESSORIES            TOTAL
         Net sales ...........................     $     7,213,876         $     3,948,150       $    11,162,026
         Operating income (loss) .............           (325,314)               (318,209)             (643,523)
         Capital expenditures ................             751,293                 282,763             1,034,056
         Depreciation expense ................             133,013                 179,436               312,449
         Amortization expense ................             147,006                 220,508               367,514
                                                   ===============         ===============
         Fixed assets, net                               2,707,700               1,149,804             3,857,504
         Total identifiable assets                      14,594,836               1,324,115            20,990,751
                                                   ===============         ===============

                      STOCKER & YALE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)

                                                                  DECEMBER 31, 1997
                                                       ---------------------------------------------------------
                                                        MEASURING                 MACHINE
                                                           AND                  COMPONENTS
                                                       INSPECTION                   AND
                                                       INSTRUMENTS              ACCESSORIES            TOTAL
         Net sales ...........................     $     6,694,860         $     4,087,218       $    10,782,078
         Operating income (loss) .............           (383,751)                   9,333             (374,418)
         Capital expenditures ................             172,876                   8,249               181,125
         Depreciation expense ................             224,871                 204,514               429,385
         Amortization expense ................             155,081                 197,197               352,278
                                                   ===============         ===============
         Fixed assets, net                               2,188,748                 945,969             3,134,717
         Total identifiable assets                      13,050,971               6,785,393            19,836,364
                                                   ===============         ===============


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

(11)    SUBSEQUENT EVENT

        On March 16, 1998, the Company entered into an agreement to acquire Lasiris, a Canadian company that manufactures and distributes lasers and related products for the machine vision industry. The purchase price is approximately $5.3 million and will be paid in cash and common stock of the Company.

                                    PART III

                         ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

        The following table shows for the fiscal years ended December 31, 1995, 1996, and 1997 compensation paid by the Company to the Named Executives.

                                           ANNUAL COMPENSATION                           LONG-TERM COMPENSATION
                             ------------------------------------------------    ----------------------------------------
                                                                     OTHER       RESTRICTED   SECURITIES          ALL
NAME AND                                                            ANNUAL          STOCK     UNDERLYING         OTHER
PRINCIPAL POSITION           YEAR       SALARY(1)       BONUS    COMPENSATION      AWARDS       OPTIONS      COMPENSATION
------------------           ----       ---------       -----    ------------      ------       -------      ------------

Mark W. Blodgett             1997      $   297,862        --             --            --        20,000              --
Chairman and Chief           1996      $   227,611        --             --            --        20,000              --
Executive Officer            1995      $   255,954        --             --            --            --              --

Susan A. Hojer Sundell
Senior Vice                  1997      $   110,296        --             --            --        10,000              --
President - Finance          1996      $   100,303        --             --            --         6,000              --
and Treasurer                1995      $    96,684                                                7,000              --

Kenneth A. Ribeiro           1997      $   109,972        --             --            --         7,000              --
Vice President               1996      $    56,853        --             --            --         6,000              --
Engineering, Salem(2)        1995      $        --        --             --            --            --              --

William J. Michaud
Vice President               1997      $   130,315        --             --            --         5,000              --
Sales and Marketing,         1996      $    47,146        --             --            --         7,000              --
Salem(3)                     1995      $        --        --             --            --            --              --


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


OPTION GRANTS IN LAST FISCAL YEAR

        The table below sets forth grants of options to purchase shares of Common Stock pursuant to the 1996 Stock Option Plan made during the last completed fiscal year to the named executive officers:


                            NUMBER OF SECURITIES         PERCENT OF TOTAL OPTIONS     EXERCISE       EXPIRATION
NAME                         UNDERLYING OPTIONS            GRANTED TO EMPLOYEES         PRICE           DATE
----                        --------------------         ------------------------     --------       ----------

Mark W. Blodgett ........           20,000                        27.2%               $    5.38      4/1/2007
                           (non-qualified)
Susan A. Sundell ........           10,000                        13.6%               $    5.38      4/1/2007
William J. Michaud* .....           10,000                        13.6%               $    5.38      4/1/2007
Kenneth A. Ribeiro ......            7,000                         9.5%               $    5.38      4/1/2007

* William J. Michaud terminated employment with the Company on December 12, 1997. On January 27 and February 3, 1998, Mr. Michaud exercised previously granted options to purchase 2,300 shares of Common Stock at a price of $4.40 per share. All other options granted to Mr. Michaud, including 10,000 granted in 1997, were forfeited by Mr. Michaud.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION VALUES

                                           NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                      UNDERLYING UNEXERCISED OPTIONS         IN-THE-MONEY OPTIONS
                                            AT FISCAL YEAR-END                AT FISCAL YEAR-END
                                                    (#)                               ($)
NAME                                     EXERCISABLE/UNEXERCISABLE         EXERCISABLE/UNEXERCISABLE
----                                   ------------------------------      -------------------------

Mark W. Blodgett .......................     42,534/  40,000                        0/ 11,200
Susan A. Sundell .......................     13,000/  16,000                    9,730/  5,600
William J. Michaud .....................      7,000/       0                    9,730/      0
Kenneth A. Ribeiro .....................          0/  12,000                        0/  3,920


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

       10.1(a) Credit Agreement, dated as of March 6, 1995, by and between the Company and Shawmut Bank, N.A., incorporated by reference to Exhibit 10.1(a) of Stocker & Yale's Form
                      10-SB, as amended, filed on November 2, 1995.

       10.1(b) Waiver and Amendment No. 1 to the Credit Agreement, dated as of August 16, 1995, incorporated by reference to
                      Exhibit 10.1(b) of Stocker & Yale's Form 10-SB, as amended, filed on November 2, 1995.

       10.1(c)        Consent under, and Second Amendment, to the Credit
                      Agreement and Amendment to Term Note, dated as of August
                      25, 1995, incorporated by reference to Exhibit 10.1(c) of Stocker & Yale's Form 10-SB, as amended, filed on November
                      2, 1995.

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

       10.1(h)        Waiver and Amendment No. 5 to the Credit Agreement, dated
                      March 14, 1997, for the year ending December 31, 1996, incorporated by reference to Exhibit 10.1(h) of Stocker &
                      Yale's Form 10-KSB for the fiscal year ended December 31, 1996.

       10.1(i)        Waiver and Amendment of the Credit Agreement, dated
                      November 12, 1997, for the period ending September 30,
                      1997, incorporated by reference to Exhibit 27.2 of Stocker
                      & Yale's Form 10-QSB for the period ending September 30,
                      1997.



     **10.1(j)        Commitment Letter, dated March 30, 1998, by and between
                      Stocker & Yale and Fleet National Bank, relating to
                      amending certain terms of the Credit Agreement.

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

       10.14(a)       Promissory Note, due August 29, 2011, issued by the
                      Company to Primary Bank.

       10.14(b)       Mortgage Deed and Security Agreement, dated August 29,
                      1996, granted by the Company to Primary Bank.

       10.14(c)       Collateral Assignment of Leases and Rents, dated August
                      29, 1996, granted by the Company to Primary Bank.

       21.1           Subsidiaries of the Company, incorporated by reference to
                      Exhibit 21.1 of Stocker & Yale's Form 10-SB, as amended, filed on November 2, 1995.

      *23.1           Consent of Arthur Andersen, LLP, Independent Accountants

----------------------------

*  Filed herewith
** Previously filed on Form 10-KSB, filed on April 1, 1998


(b) Reports on Form 8-K

    There were no reports filed on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf, thereto duly authorized.


                                      STOCKER & YALE, INC.

Date: February 28, 2000               By: /s/Mark W. Blodgett
                                          -------------------------------------
                                          Mark W. Blodgett, Chairman and Chief
                                          Executive Officer

Date: February 28, 2000               By: /s/Gary B. Godin
                                          -------------------------------------
                                          Gary B. Godin, Senior Vice President,
                                          Finance and Treasurer