Form 10QSB/A
period 1998-06-30
STOCKER & YALE INC
filed 2000-02-28
CIK 94538

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A-1
                                (AMENDMENT NO. 1)
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                          COMMISSION FILE NUMBER 0-5460
                      ------------------------------------

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

          X     Yes                No
         ---                 ---
As of October 7, 1998 there were 3,364,340 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes         X  No
                                                               ---    ---

                          PART I. FINANCIAL STATEMENTS

                      ITEM 1.1 CONSOLIDATED BALANCE SHEETS

                              STOCKER & YALE, INC.

      Assets                                                                   June 30, 1998   December 31,1997
                                                                                (unaudited)       (audited)
Current assets:
Cash .......................................................................   $    176,021    $     73,520
Accounts receivable ........................................................      2,262,624       1,860,624
Prepaid taxes ..............................................................        491,479         579,332
Inventory ..................................................................      6,134,765       4,957,095
Prepaid expenses ...........................................................        321,289         117,354
                                                                               ------------    ------------

Total current assets .......................................................      9,386,178       7,587,925
                                                                               ------------    ------------

Property, plant and equipment, net .........................................      4,258,868       3,857,504
                                                                               ------------    ------------

Note receivable ............................................................           --         1,000,000

Goodwill, net of accumulated amortization ..................................      2,602,272       8,453,000
                                                                               ------------    ------------

Other intangible assets ....................................................      3,038,248            --

Other assets ...............................................................         95,175          92,322
                                                                               ------------    ------------

Total assets ...............................................................   $ 19,380,741    $ 20,990,751

Liabilities and Stockholders' Investment

Current liabilities:
Current portion of long-term debt ..........................................   $    215,912    $    443,334
Short term debt ............................................................        750,000            --
Accounts payable ...........................................................      2,986,313       1,858,936
Accrued expenses ...........................................................        872,430         541,668
Withheld taxes .............................................................         36,248            --
Accrued taxes ..............................................................         10,573            --
Current lease obligations ..................................................        197,061          89,771
                                                                               ------------    ------------

Total current liabilities ..................................................      5,068,537       2,933,709
                                                                               ------------    ------------

Long-term debt .............................................................      5,222,253       3,809,658
                                                                               ------------    ------------

Long-term lease obligations ................................................        691,106         223,575
                                                                               ------------    ------------

Other long-term liabilities ................................................        564,688         564,688
                                                                               ------------    ------------

Subordinated note ..........................................................      1,350,000       1,350,000
                                                                               ------------    ------------

Deferred income taxes ......................................................      1,858,270         876,904
                                                                               ------------    ------------

Stockholders' investment
Common stock, par value $0.001 Authorized--10,000,000

Issued and outstanding -- 3,364,430 shares
at June 30, 1998 and 2,567,894 shares at
December 31, 1997 ..........................................................          3,364           2,568

Cumulative translation adjustment ..........................................        (26,028)           --

Paid in capital ............................................................     13,688,913      10,822,705

Retained earnings/(accumulated deficit) ....................................     (9,040,362)        406,944

Total stockholders' investment .............................................      4,625,887      11,232,217
                                                                               ------------    ------------

Total liabilities and stockholders' investment .............................   $ 19,380,741    $ 20,990,751


                          PART I. FINANCIAL STATEMENTS

                 ITEM 1.2 CONSOLIDATED STATEMENTS OF OPERATIONS

                              STOCKER & YALE, INC.

                                   (UNAUDITED)

                                                             Three Months Ended                          Six Months Ended
                                                                   June 30,                                   June 30,
                                                          1998                   1997                  1998                 1997
                                                          ----                   ----                  ----                 ----
Net sales ..................................          $ 3,057,442           $ 2,804,280           $ 5,492,783           $ 5,537,942
Cost of sales ..............................            1,899,813             1,614,438             3,549,839             3,256,883
Gross profit ...............................            1,157,629             1,189,842             1,942,944             2,281,059
                                                      -----------           -----------           -----------           -----------

Selling expenses ...........................              419,297               410,447               765,809               839,357
General and administrative
  expenses .................................              959,304               467,458             1,513,031               852,243

Research and development ...................              196,746               157,241               386,491               331,525

Goodwill Impairment ........................            7,365,662                  --               7,365,662                  --

Acquired in process
research and development ...................            1,087,914                  --               1,087,914                  --
                                                      -----------           -----------           -----------           -----------

Operating income ...........................           (8,871,294)              154,696            (9,175,963)              257,934
                                                      -----------           -----------           -----------           -----------
/(loss)
Interest expense ...........................             (136,080)              (86,871)             (250,752)             (164,304)

Income/(loss) before
income taxes ...............................           (9,007,374)               67,825            (9,426,715)               93,630
                                                      -----------           -----------           -----------           -----------

Income tax expense .........................              160,591                54,500                20,591                92,000

Net income/(loss) ..........................           (9,167,965)               13,325            (9,447,306)                1,630
                                                      -----------           -----------           -----------           -----------

Per share information
(1): Basic net income
/(loss) per common share ...................          $     (3.06)          $      0.01           $     (3.39)          $      0.00
Weighted-average
number of common shares
outstanding ................................            2,997,812             2,567,894             2,784,790             2,567,894
(2): Diluted net income
/(loss) per common and
dilutive potential common
shares outstanding .........................          $     (3.06)          $      0.01           $     (3.39)          $      0.00
Weighted-average number
of common and dilutive
potential common shares
outstanding ................................            2,997,812             2,567,894             2,784,790             2,567,894


                          PART I. FINANCIAL STATEMENTS

                 ITEM 1.3 CONSOLIDATED STATEMENTS OF CASH FLOWS

                              STOCKER & YALE, INC.

                                                                                                          SIX MONTHS ENDED
                                                                                                               JUNE 30
                                                                                                   1998                       1997
                                                                                                   ----                       ----
Cash flows from operating activities:

Net income/(loss) ................................................................              (9,447,306)                   1,630
Adjustments to reconcile net cash
used in operating activities
Acquired in process research and
development ......................................................................               1,087,914                     --
Goodwill impairment ..............................................................               7,365,662                     --
Depreciation and amortization ....................................................                 372,499                  278,151
Deferred income taxes ............................................................                (272,666)                (100,000)
Other changes in assets and liabilities
Accounts receivable, net .........................................................                 272,244                 (462,899)
Inventories ......................................................................                (374,058)                (907,371)
Prepaid expenses .................................................................                (195,555)                (133,459)
Prepaid taxes ....................................................................                 212,758                     --
Accounts payable .................................................................                 630,510                   40,675
Accrued expenses .................................................................                 207,901                  (66,060)
Other assets .....................................................................                    --                    (52,166)
Accrued and refundable taxes .....................................................                  10,573                     --
Net cash used in operating activities ............................................                (129,524)              (1,401,499)
                                                                                                ----------               ----------

Cash flows from investing activities:

Purchases of property, plant and Equipment .......................................                (388,099)                (323,602)
Acquisition of Lasiris ...........................................................              (3,815,234)                    --
                                                                                                                         ----------
Net cash used in investing activities ............................................              (4,203,333)                (323,602)
                                                                                                ----------               ----------

Cash flows from financing activities:
Line of credit advances ..........................................................                 522,000                1,307,053
Danvers Savings Bank financing ...................................................                 750,000                     --
Toronto Dominion financing .......................................................                 798,675                     --
Proceeds equipment lease financing ...............................................                 503,365                  215,450
Payments of bank debt ............................................................                (247,491)                (855,457)
Issuance of common stock .........................................................                  10,121                     --
Private placement of common stock ................................................               1,124,716                     --
Receipt of Beverly Hospital note receivable ......................................               1,000,000                     --
Net cash provided by financing activities ........................................               4,461,386                  667,046
                                                                                                ----------               ----------

Effect of exchange rate on changes in cash .......................................                 (26,028)                    --
                                                                                                ----------               ----------

Net increase/(decrease) in cash and cash equivalents .............................                 102,501               (1,058,055)
                                                                                                ----------               ----------

Cash and cash equivalents, beginning of period ...................................                  73,520                1,244,418
                                                                                                ----------               ----------

Cash and cash equivalents, end of period .........................................                 176,021                  186,363

Supplemental disclosure of non-cash activities

Cash paid for Interest ...........................................................                 254,144                  184,749

Cash paid for Taxes ..............................................................                   5,335                   84,200



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

         The following outlines the allocation of purchase price for the acquisition of Lasiris.

Purchased in-process research and development                          $     1,087,914
Developed Patented Technology                                                2,364,122
Trademarks/Tradenames                                                          470,732
Assembled workforce                                                            240,596
Goodwill and Deferred Taxes                                                  1,669,530
                                                                       ---------------
                                                                             5,832,894


Net book value of assets acquired                                              944,686

Less deferred taxes                                                          6,777,580
                                                                             (1,230,180)
                                                                       ---------------
                                                                             5,547,400


In connection with the acquisition of Lasiris, the Company allocated $1.088 million of the purchase price to incomplete research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete products. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the R&D in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

     Lasiris' acquired research and development value is comprised of R&D programs designed to significantly enhance the Company's current product line, as well as develop new laser products and technologies. Management expects that the projects will be completed from the fourth quarter of 1998 through 2000. At the acquisition date, programs ranged in completion from 10% to 80%, and aggregate continuing R&D commitments to complete the projects are expected to be approximately $1.5 million. The acquired R&D represents developmental efforts associated with the introduction of new and enhanced laser systems. Remaining development activities for these programs include the research, development and testing of advanced electronic, optical, and thermal technologies. Expenditures to complete these projects are expected to total approximately $400,000 in 1998, $500,000 in 1999, and $500,000 in 2000. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

         As evidenced by their continued support for these projects, management believes the Company has a reasonable chance of successfully completing each of the major R&D programs. However, there is a substantial risk associated with the completion of the projects and there is no assurance that any will meet with either technological or commercial success. If none of the R&D projects is successfully completed, the sales and profitability of the combined company would be adversely affected and the value of the R&D projects will not be realized.

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


                                                              Six month periods ended June 30,
                                                         1998                               1997
                                                         ----                               ----
Net Revenues                                     $     7,063,051                   $     7,351,748
Net Income                                            (9,571,952)                         (156,674)
Earnings per Share                               $         (3.08)                  $         (0.05)
Average shares outstanding                             3,108,697                         3,012,041




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

         On July 14, 1998, the Company announced that it had signed a non-binding letter of intent to sell its Stilson Division ("Stilson"). As of June 30, 1998 the carrying value of Stilson's net assets was $2.0 million plus a portion of the goodwill recorded in 1989 when Stocker & Yale (the "Company"), including Stilson, was acquired. This proposed sale of Stilson required the Company to assess the realizability of goodwill. There was no allocation of goodwill to the individual divisions of the Company at the time of the acquisition in 1989. Accordingly, management of the Company has evaluated the cash flow generated by Stilson for the five years preceding and the five years following the acquisition relative to the cash flow of the entire Company. Management has also reviewed their expectations, at the time of the 1989 acquisition, of the future cash flow of Stilson. Based on this assessment management has allocated approximately 60% of the goodwill resulting from the 1989 acquisition to Stilson, $4.9 million net of amortization at June 30, 1998. Therefore the net assets of Stilson at June 30, 1998 inclusive of goodwill were approximately $6.9 million. The purchase price for the net assets of Stilson set forth in the letter of intent is $3.0 million. Accordingly, at June 30, 1998 the Company has written down the carrying value of the net assets of Stilson to $3.0 million and recorded a charge of $3.9 million which is included in the goodwill impairment in the three-month period ended June 30, 1998.

         Subsequent to the allocation of goodwill to Stilson, management assessed the realizability of the remaining $3.5 million balance of its 1989 goodwill. Based upon the changes in the Company since 1989 and the recent history of losses, management concluded that the realizability of the remaining goodwi1l is uncertain and that the carrying value should be written down to zero. The Company has incurred consolidated operating losses of approximately $644,000 and $374,000 for fiscal years ended December 31, 1997 and 1996. During both periods as indicated in footnote (10) of the consolidated financial statements, the Measuring and Inspection Instruments segment (the "Stocker" segment) incurred operating losses of approximately $325,000 and $384,000 in fiscal 1997 and 1996 respectively, whereas the Stocker segment recorded operating profits of approximately $64,000 in 1995. In spite of the Company's concerted efforts to turnaround these negative operating results, it has not been successful. Since the 1989 acquisition, the Company has experienced a shift from U.S. government purchases under long-term government contracts to a civilian customer-base that has not been sufficient to cover the loss of its governmental business. Furthermore, in spite of management's efforts, the operating profits of its other measuring and inspection products have also declined. Management believes that the Company's future growth lies in product lines, such as fiber optic lighting and laser lighting which were not part of the 1989 goodwill. Due to the uncertainty of this business, management is unable to predict when or if Stocker will generate operating profits. As a result of this assessment the Company adjusted the value of its Stocker goodwill to zero.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND OPERATING RESULTS

         This Quarterly Report on Form 10-QSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements.

RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1997.

THREE-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

         On May 13, 1998, the Company completed its purchase of all of the outstanding stock of Lasiris, Inc., a Canadian manufacturer of industrial lasers for the machine vision and industrial inspection industries. The Company acquired Lasiris through Lasiris Holdings, Inc., a newly formed New Brunswick corporation and a subsidiary of the Company ("LHI"). The acquisition was accounted for as a purchase, and the purchase price was allocated pursuant to an independent appraisal. The three month results include the effects of increased goodwill amortization totaling $20,196, increased depreciation of acquired assets totaling $37,202, as well as the results of Lasiris operations for the period since the acquisition date. In addition, $1,087,914 of in-process research & development projects of Lasiris was charged against income. This portion of the assets acquired was identified as projects that had not yet reached technological feasibility and that, until completion of the development, have no alternative future use.

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

The following outlines the allocation of purchase price for the acquisition of Lasiris.

Purchased in-process research and development                          $      1,087,914
Developed Patented Technology                                                 2,364,122
Trademarks/Tradenames                                                           470,732
Assembled workforce                                                             240,596
Goodwill and Deferred Taxes                                                   1,669,530
                                                                       ----------------
                                                                              5,832,894
Net book value of assets acquired                                               944,686
                                                                       ----------------
                                                                              6,777,580
Less deferred taxes                                                         (1,230,180)
                                                                       ----------------
                                                                              5,547,400


In connection with the acquisition of Lasiris, the Company allocated $1.088 million of the purchase price to incomplete research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete products. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the R&D in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

         Lasiris' acquired research and development value is comprised of R&D programs designed to significantly enhance the Company's current product line, as well as develop new laser products and technologies. Management expects that the projects will be completed from the fourth quarter of 1998 through 2000. At the acquisition date, programs ranged in completion from 10% to 80%, and aggregate continuing R&D commitments to complete the projects are expected to be approximately $1.5 million. The acquired R&D represents developmental efforts associated with the introduction of new and enhanced laser systems. Remaining development activities for these programs include the research, development and testing of advanced electronic, optical, and thermal technologies. Expenditures to complete these projects are expected to total approximately $400,000 in 1998, $500,000 in 1999, and $500,000 in 2000. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

         As evidenced by their continued support for these projects, management believes the Company has a reasonable chance of successfully completing each of the major R&D programs. However, there is a substantial risk associated with the completion of the projects and there is no assurance that any will meet with either technological or commercial success. If none of the R&D projects is successfully completed, the sales and profitability of the combined company would be adversely affected and the value of the R&D projects will not be realized.

         Consolidated net revenues increased 9% from $2,804,280 in the second quarter of 1997 to $3,057,442 in the second quarter of 1998. Of the total net revenues reported for the three-month period ended June 30, 1998, the Company's Salem Division, located in Salem, New Hampshire, contributed 52%, the Company's Stilson/Die-Draulics Division, located in Fraser, Michigan, contributed 33%, Lasiris contributed 12% and Radiant Asiatec Pte, Ltd. contributed 2%. Despite significantly reduced sales to Southeast Asia, Lighting Products revenues increased 72% from $1,003,846 to $1,726,119 due to the addition of $676,995 in laser lighting revenues contributed by Lasiris and $123,214 in microscope lighting revenues contributed by the Singapore subsidiary. Lighting Products revenue further benefited from fiber optic lighting sales which increased from $81,762 to $187,240. Sales of the Company's Military Products decreased overall from $460,923 in the second quarter of 1997 to $109,111 in the second quarter of 1998. Civilian sales of Military Products decreased $148,987 from $236,693 to $87,706 reflecting the absence in the current year of a large contract with a direct mail marketing firm which favorably impacted 1997, and also reflecting the closing in December, 1997 of the Company's Hong Kong subsidiary which sold such products. Sales of Military Products to the U.S. Government decreased $112,531 from $133,936 in the second quarter 1997 to $21,405 in the second quarter 1998, as peacetime demand for military supplies continues to diminish. Sales of Machine Tool and Accessories decreased from $1,000,193 in the second quarter of 1997, to $833,739 in the second quarter of 1998, due to a slowdown in distributor orders. Sales of Printer and Recorder Products increased from $339,318 in the second quarter of 1997, to $388,473 in the second quarter of 1998.

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

         On July 14, 1998, the Company announced that it had signed a non-binding letter of intent to sell its Stilson Division ("Stilson"). As of June 30, 1998 the carrying value of Stilson's net assets was $2.0 million plus a portion of the goodwill recorded in 1989 when Stocker & Yale (the "Company"), including Stilson, was acquired. This proposed sale of Stilson required the Company to assess the realizability of goodwill. There was no allocation of goodwill to the individual divisions of the Company at the time of the acquisition in 1989. Accordingly, management of the Company has evaluated the cash flow generated by Stilson for the five years preceding and the five years following the acquisition relative to the cash flow of the entire Company. Management has also reviewed their expectations, at the time of the 1989 acquisition, of the future cash flow of Stilson. Based on this assessment management has allocated approximately 60% of the goodwill resulting from the 1989 acquisition to Stilson, $4.9 million net of amortization at June 30, 1998. Therefore the net assets of Stilson at June 30, 1998 inclusive of goodwill was approximately $6.9 million. The purchase price for the net assets of Stilson set forth in the letter of intent is $3.0 million. Accordingly, at June 30, 1998, the Company has written down the carrying value of the net assets of Stilson to $3.0 million and recorded a charge of $3.9 million which is included in the goodwill impairment in the three-month period ended June 30, 1998.

         Subsequent to the allocation of goodwill to Stilson, management assessed the realizability of the remaining $3.5 million balance of its 1989 goodwill. Based upon the changes in the Company since 1989 and the recent history of losses, management concluded that the realizability of the remaining goodwill is uncertain and that the carrying value should be written down to zero. The Company has incurred consolidated operating losses of approximately $644,000 and $374,000 for the fiscal years ended December 31, 1997 and 1996. During both periods as indicated in footnote (10) of the consolidated financial statements, the Measuring and Inspection Instruments segment (the "Stocker" segment) incurred operating losses of approximately $325,000 and $384,000 in fiscal 1997 and 1996 respectively, whereas the Stocker segment recorded operating profits of approximately $64,000 in 1995. In spite of the Company's concerted efforts to turnaround these negative operating results, it has not been successful. Since the 1989 acquisition, the Company has experienced a shift from U.S. government purchases under long-term government contracts to a civilian customer-base that has not been sufficient to cover the loss of its governmental business. Furthermore, in spite of management's efforts, the operating profits of its other measuring and inspection products have also declined. Management believes that the Company's future growth lies in product lines, such as fiber optic lighting and laser lighting which were not part of the 1989 goodwill. Due to the uncertainty of this business management is unable to predict when or if Stocker will generate operating profits. As a result of this assessment the Company adjusted the value of its Stocker goodwill to zero.

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

         In connection with the Lasiris acquisition, the stockholders of Lasiris received 444,146 shares of capital stock of Lasiris Holdings, Inc., a newly formed New Brunswick corporation and a subsidiary of the Company, which are exchangeable for shares of the Company's common stock on a one for one basis and cash in an aggregate amount of approximately $3.3 million. The aggregate value of the shares was deemed to be $1,732,167 as of May 13, 1998. The Company financed a portion of the cash consideration paid for Lasiris through a private placement of 350,000 shares of the Company's common stock at a price of $3.50 per share, which generated net proceeds to the Company of $1,124,716 after offering expenses of $100,284.

         On May 13, 1998, the Company entered into a $750,000 second mortgage loan with Danvers Savings Bank (the "Danvers Loan"). This loan bears interest at a rate of 11%, requires monthly payments of interest only and matures on May 13, 1999. The Danvers Loan generated net proceeds after expenses of $731,196, which were used to finance a portion of the Lasiris acquisition.

         Also on May 13, 1998, Lasiris entered into a credit agreement with Toronto Dominion Bank ("TD Bank"). The credit agreement provides for (i) a $1,000,000 CDN Operating Line of Credit (the "TD Line of Credit"); (ii) a $1,000,000 CDN Term Loan (the "TD 4 Year Term Loan"); (iii) a $83,333 CDN Term Loan (the "TD Two Year Term Loan"); and (iv) a $4,461 CDN Letter of Guarantee (the "Letter of Guarantee"). The TD Line of Credit bears interest at 1% over the TD Bank prime rate, requires monthly payments of interest only, and is payable on demand. As of June 30, 1998, there were no borrowings on the TD Line of Credit. The TD 4 Year Term Loan bears interest at 2% over the TD Bank prime rate, matures on May 13, 2002, and requires monthly principal payments of $20,833CDN (approximately $14,500US) plus interest. As of June 30, 1998, the outstanding balance on the TD 4-Year Term Loan was $979,966CDN ($667,650 US). The TD Two Year Term Loan bears interest at 2% over the TD Bank prime rate, matures on May 13, 2000, and requires monthly principal payments of $4,167 CDN (approximately $2,900US) plus interest. As of June 30, 1998, the outstanding balance on the TD 2-Year Term Loan was $79,167CDN ($53,936 US).

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

         On July 14, 1998, the Company announced that it had signed a non-binding letter of intent to sell its Stilson Division to De-Sta-Co Industries. Subject to the execution of a definitive purchase and sale agreement and a due diligence review of the Stilson Division, De-Sta-Co will acquire the assets of Stilson for $3 million cash, assumption of approximately $1 million of operating liabilities and semiannual payments of 2% of future Stilson product line revenues for three years. Although the parties anticipate consummating the sale on or before September 30, 1998, there can be no assurance as to when such a transaction would close, if at all, or as to the definitive terms of such a transaction.

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

         The Company's information systems rely upon commercial computer software provided by independent software vendors. The Company's primary information system software, which consists of computer operating system, an integrated manufacturing system and a payroll package, was upgraded in 1997 so that it would function with the Company's upgraded computer system hardware. The cost for the new software was approximately $80,000. The providers of these primary information system software packages have represented that these systems are fully Year 2000 compliant. The Company also utilizes a number of personal computers which are operated independently (i.e., not linked by a network). These computers use a wide variety of different software packages and are of various ages. The Company has compiled an inventory of these personal computers, their hardware, as well as their operating systems and installed application software packages. This information will be assessed initially to determine if suppliers represent that they are year 2000 compliant. The Company estimates that it has completed approximately 75% of this assessment. Following the assessment phase, the Company will undertake to upgrade or replace software and, if necessary, will replace personal computers so that all equipment and software is represented compliant by the providers. The Company estimates that the cost for such upgrades and replacements will not exceed $30,000. Subsequent phases will include obtaining written certification of year 2000 testing by providers followed by our own in-house year 2000 tests.

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

                                    PART II.

ITEM. 6  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

         (a) The following is a complete list of Exhibits filed as part of this Form 10-QSB:


   Exhibit Number      Description

          *2.1         Offer of Purchase and Sale by and among Stocker &
                       Yale, Inc., Lasiris, Inc., the stockholders of Lasiris, Inc. and certain other parties named therein, dated March 14, 1998.

        **10.1(k)      Amended and Restated Revolving Loan Agreement, dated
                       April 1, 1998, by and between Stocker & Yale, Inc. and
                       Fleet National Bank.

        **10.1(1)      Modification and Extension Agreement, dated April 1, 1998
                       by and between Stocker & Yale, Inc. and Fleet National
                       Bank.

        **10.1(m)      Third Party Pledge Agreement, dated April 1, 1998, by
                       and between Stocker & Yale and Fleet National Bank.

        **10.1(n)      Waiver of Certain Provisions of the Credit Agreement
                       dated July 21, 1998.

        **10.1(o)      Consent Letter dated May 11, 1998 relating to Lasiris
                       Transaction.

       **10.15(a)      Promissory Note, due May 13, 1999, issued by the Company
                       to Danvers Savings Bank.

       **10.15(b)      Mortgage Assignment of Leases and Rents & Security
                       Agreement, dated May 13, 1998 granted by the Company to Danvers Savings Bank.

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

       * 10.16(b)      Employment Agreement by and among Lasiris, Inc., Stocker
                       & Yale, Inc. and Alain Beauregard, dated as of
                       May 13, 1998.

        *10.16(c)      Employment Agreement by and among Lasiris, Inc., Stocker
                       & Yale, Inc. and Luc  Many, dated as of May 13, 1998.

        *10.16(d)      Lasiris, Inc. Executive Incentive Compensation Plan.

      ***10.17(a)      Credit Agreement, dated as of May 13, 1998, by and
                       between The Toronto-Dominion Bank and Lasiris, Inc.

      ***10.17(b)      Guarantee and Postponement of Claim, dated as of
                       May 13, 1998, by Stocker & Yale, Inc.

*Incorporated by reference to the Company's Form 8-K filed May 27, 1998.

**Previously filed as part of Form 10-QSB, for the quarterly period ended
  June 30, 1998, filed on August 19, 1998.

***Filed herewith.

27.1 Financial Data Schedule

(b) The Company's Form 8-K relating to the acquisition of Lasiris, Inc. was filed with the Securities and Exchange Commission on May 27, 1998.

                                    SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                    Stocker & Yale, Inc.

Date: February 28, 2000             By:  /s/ Mark W. Blodgett
                                         --------------------------
                                    Chairman and Chief Executive Officer

Date: February 28, 2000             By: /s/ Gary B. Godin
                                        ----------------------------
                                    Senior Vice President- Finance and Treasurer