Form 10QSB/A
period 1998-09-30
STOCKER & YALE INC
filed 2000-02-28
CIK 94538

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

                          Commission file number 0-5460
                -------------------------------------------------

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

                                 (603) 893-8778
                           (Issuer's telephone number)
                -------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

As of December 22, 1998 there were 3,364,340 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one): / / Yes  /X/ No

                           PART I FINANCIAL STATEMENTS
                      ITEM 1.1 CONSOLIDATED BALANCE SHEETS
                              STOCKER & YALE, INC.

                  ASSETS                           September 30, 1998   December 31, 1997
                                                       (Unaudited)          (Audited)
CURRENT ASSETS:
   Cash .........................................   $    133,713       $     73,520
   Accounts Receivable ..........................      2,085,692          1,860,624
   Prepaid Taxes ................................        503,022            579,332
   Inventory ....................................      5,961,724          4,957,095
   Prepaid expenses .............................        332,894            117,354
                                                    ------------       ------------
       Total current assets .....................      9,017,045          7,587,925
                                                    ------------       ------------
PROPERTY, PLANT AND EQUIPMENT, NET ..............      4,242,537          3,857,504
                                                    ------------       ------------
NOTE RECEIVABLE .................................             --          1,000,000

GOODWILL, NET OF ACCUMULATED AMORTIZATION .......      2,560,534          8,453,000
                                                    ------------       ------------
IDENTIFIED INTANGIBLE ASSETS ....................      2,961,361                 --

OTHER ASSETS ....................................         76,457             92,322
                                                    ------------       ------------
                                                    $ 18,857,934       $ 20,990,751
                                                    ============       ============

       LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:

   Current portion of long-term debt ............   $    215,912       $    443,334
   Short Term Debt ..............................        746,796                 --
   Accounts payable .............................      2,975,221          1,858,936
   Accrued expenses .............................        810,570            541,668
   Accrued Taxes ................................        129,038                 --
     Current Lease Obligations ..................        197,062             89,771
                                                    ------------       ------------
        Total current liabilities ...............      5,074,599       $  2,933,709
                                                    ------------       ------------
LONG-TERM DEBT ..................................      5,357,436          3,809,658
                                                    ------------       ------------
LONG TERM LEASE OBLIGATIONS .....................        634,246            223,575
                                                    ------------       ------------
OTHER LONG-TERM LIABILITIES .....................        564,688            564,688
                                                    ------------       ------------
SUBORDINATED NOTES ..............................      1,350,000          1,350,000
                                                    ------------       ------------
DEFERRED INCOME TAXES ...........................      1,870,567            876,904
                                                    ------------       ------------

STOCKHOLDERS' INVESTMENT:
   Common stock, par value $0.001
     Authorized--10,000,000
     Issued and outstanding--3,364,340 ..........          3,364              2,568
     shares at September 30, 1998 and
     2,567,894 shares at December 31, 1997
   Cumulative Translation Adjustment ............        (30,537)
   Paid-in capital ..............................     13,688,913         10,822,705
   Retained earnings ............................     (9,655,342)           406,944
                                                    ------------       ------------
       Total stockholders' investment ...........      4,006,398         11,232,217
                                                    ------------       ------------
                                                    $ 18,857,934       $ 20,990,751
                                                    ============       ============

                           PART I FINANCIAL STATEMENTS
                 ITEM 1.2 CONSOLIDATED STATEMENTS OF OPERATIONS
                              STOCKER & YALE, INC.
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                      SEPTEMBER 30,
                                                                   1998           1997                   1998            1997
NET SALES ..............................................      $  3,563,158       $  2,689,583       $  9,058,439       $  8,227,525
COST OF SALES ..........................................         2,240,701          1,882,681          5,791,668          5,139,564
                                                              ------------       ------------       ------------       ------------
     Gross Profit ......................................         1,322,457            806,902          3,266,771          3,087,961
SELLING EXPENSES .......................................           553,126            594,870          1,318,652          1,434,227
GENERAL AND ADMINISTRATIVE EXPENSES ....................           850,266            635,895          2,362,233          1,488,138
ACQUIRED IN PROCESS R&D ................................                --                 --          1,087,914                 --
     Goodwill Impairment ...............................                --                 --          7,365,662                 --
RESEARCH AND DEVELOPMENT ...............................           256,697            222,415            643,397            553,940
                                                              ------------       ------------       ------------       ------------
     Operating Loss ....................................          (337,632)          (646,278)        (9,511,087)          (388,344)
INTEREST EXPENSE .......................................          (177,000)          (107,913)          (427,806)          (272,217)
                                                              ------------       ------------       ------------       ------------
     Loss Before Income Taxes ..........................          (514,632)          (754,191)        (9,938,893)          (660,561)
INCOME TAX EXPENSE/(BENEFIT) ...........................           101,921           (277,000)           123,391           (185,000)
                                                              ------------       ------------       ------------       ------------
     Net loss ..........................................      $   (616,553)      $   (477,191)      $(10,062,284)      $   (475,561)
                                                              ============       ============       ============       ============
PER SHARE INFORMATION
(1):Basic net loss per common share ....................      $      (0.18)      $      (0.19)      $      (3.38)      $      (0.19)
                                                              ============       ============       ============       ============
Weighted average number of common shares
outstanding ............................................         3,364,340          2,567,894          2,980,096          2,567,894
(2):Diluted net loss per common and
dilutive potential common shares outstanding ...........      $      (0.18)      $      (0.19)      $      (3.38)      $      (0.19)
                                                              ============       ============       ============       ============
Weighted Average Number of Common
and dilutive potential common shares outstanding .......         3,364,340          2,567,894          2,980,096          2,567,894
                                                              ============       ============       ============       ============

                           PART I FINANCIAL STATEMENTS
                 ITEM 1.3 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              STOCKER & YALE, INC.
                                   (UNAUDITED)

                                                                                                NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30
                                                                                         1998                   1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...............................................................          $(10,062,284)          $   (475,561)
   Adjustments to reconcile net loss to net cash used in/provided by operating activities--
     Acquired in Process Research and Development .........................             1,087,914                     --
     Goodwill Impairment ..................................................             7,365,662                     --
     Depreciation and amortization ........................................               573,725                429,750
     Deferred income taxes ................................................              (260,369)               (40,000)
     Other changes in assets and liabilities--
       Accounts receivable, net ...........................................               449,176               (411,356)
       Inventories ........................................................              (201,017)            (1,109,190)
       Prepaid expenses ...................................................              (207,160)              (295,372)
       Prepaid taxes ......................................................               201,215                     --
       Accounts payable ...................................................               583,173                (23,236)
       Accrued expenses ...................................................               146,041                    419
       Other assets .......................................................                  --                  (52,166)
       Accrued and refundable taxes .......................................               129,034                     --
                                                                                     ------------           ------------
         Net cash provided by financing activities ........................              (194,890)            (1,976,712)
                                                                                     ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment .............................              (435,650)              (791,196)
   Acquisition of Lasiris .................................................            (3,815,234)                  --
                                                                                     ------------           ------------
         Net cash used in investing activities ............................            (4,250,884)              (791,196)
                                                                                     ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Danvers Savings Bank Financing .........................................               750,000                   --
   Toronto Dominion Financing .............................................               798,675                   --
   Proceeds-- Equipment Lease Financing ...................................               503,365                387,027
   Advances/(Payments) of bank debt .......................................               349,627              1,311,593
   Issuance of Common Stock ...............................................                10,121                   --
   Private Placement of Common Stock ......................................             1,124,716                   --
   Receipt of Beverly Hospital note receivable ............................             1,000,000                   --
                                                                                     ------------           ------------
         Net cash provided by financing activities ........................             4,536,504              1,698,620
                                                                                     ------------           ------------

EFFECT OF EXCHANGE RATE ON CHANGES IN CASH ................................               (30,537)                  --
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS ......................                60,193             (1,069,288)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............................                73,520              1,244,418
                                                                                     ------------           ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..................................          $    133,713           $    175,130
                                                                                     ============           ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
   Cash paid for interest .................................................               308,924                299,229
                                                                                     ------------           ------------
   Cash paid for taxes ....................................................                 7,961                 26,592
                                                                                     ------------           ------------

                          PART 1. FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

NOTE 1. GENERAL

The interim consolidated financial statements presented have been prepared by Stocker & Yale, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three month and nine month periods ended September 30,1998 and September 30,1997 (b) the financial position at September 30,1998 and (c) the cash flows for the nine month periods ended September 30, 1998 and September 30, 1997. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 1997 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.

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

The following outlines the allocation of purchase price for the acquisition of Lasiris.

         Purchased in-process research and
           development .......................    $    1,087,914
         Developed Patented Technology .......         2,364,122
         Trademarks/Tradenames ...............           470,732
         Assembled workforce .................           240,596
         Goodwill and Deferred Taxes .........         1,669,530
                                                  --------------
                                                       5,832,894
         Net book value of assets acquired ....          944,686
                                                  --------------
                                                       6,777,580
         Less deferred taxes .................        (1,230,180)
                                                  --------------
                                                       5,547,400

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

                                        Nine month periods ended
                                              September 30,
                                         1998             1997
Net Revenues .....................   $  10,628,707    $  11,183,754
Net Income ...................... .    (10,270,309)        (682,115)
Earnings per Share ...............   $       (3.22)    $      (0.23)
Average shares outstanding .......       3,194,225        3,012,041


NOTE 4. WRITE DOWN OF GOODWILL

In accordance with the provisions of Statement of Financial Standards (SFAS) No. 121 -- "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company periodically assesses the realizability of its long-lived assets. In addition to this periodic review, the Company is obliged to initiate such an assessment in the event of a change in the Company's assets or in the valuation of its assets. Based on its most recent assessment, the Company has recorded a non-recurring, non-cash charge of $7.4 million during the three months ended June 30, 1998, to write down the carrying value of its goodwill to its estimated fair value.

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

In accordance with the provisions of Statement of Financial Standards (SFAS) No. 121 --"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company periodically assesses the realizability of its long-lived assets. In addition to this periodic review, the Company is obliged to initiate such an assessment in the event of a change in the Company's assets or in the valuation of its assets.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations primarily through third party credit facilities and cash from operations. Net cash used in operations was $194,890 for the nine months ended September 30, 1998 and $1,976,712 for the nine months ended September 30, 1997.

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

Also on May 13, 1998, Lasiris entered into a credit agreement with Toronto Dominion Bank ("TD Bank"). The credit agreement provides for (i) a $1,000,000 CDN Operating Line of Credit (the "TD Line of Credit"); (ii) a $1,000,000 CDN Term Loan (the "TD Four Year Term Loan"); (iii) an $83,333 CDN Term Loan (the "TD Two Year Term Loan"); and (iv) a $4,461 CDN Letter of Guarantee of (the "Letter of Guarantee"). The TD Line of Credit bears interest at 1% over the TD Bank prime rate, requires monthly payments of interest only, and is payable on demand. As of September 30, 1998, borrowings on the TD Line of Credit were $515,000 CDN ($345,050 US). The TD Four Year Term Loan bears interest at 2% over the TD Bank prime rate, matures on May 13, 2002, and requires monthly principal payments of $20,833 CDN (approximately $14,500 US) plus interest. As of September 30, 1998, the outstanding balance on the TD Four-Year Term Loan was $916,667 CDN ($641,667 US). The TD Two Year Term Loan bears interest at 2% over the TD Bank prime rate, matures on May 13, 2000, and requires monthly principal payments of $4,167 CDN (approximately $2,900 US) plus interest. As of September 30, 1998, the outstanding balance on the TD Two-Year Term Loan was $66,667 CDN ($46,667 US).

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

The Company contemplates that it may seek to raise additional capital by the issuance of equity the proceeds of which may be used among other things in connection with refinancing its senior credit facility. The Company's existing Credit Agreement with the Bank will expire on January 1, 1999 by its terms. While the Company is currently exploring establishing a replacement credit facility with various commercial lenders, the Company can give no assurance as to whether such a replacement credit facility will be established or as to the terms of such credit facility. Assuming the continued availability of the Company's Credit Agreement with the Bank or a replacement credit facility, the Company believes that its available financial resources are adequate to meet its foreseeable working capital, debt service and capital expenditure requirements through the next twelve months. If the Company is unable to refinance or extend its Credit Agreement with the Bank prior to maturity, then it will be unable to repay such indebtedness when due and the Bank may declare a default. Were a default to be declared, the Company would not be able to continue to operate absent alternative financing sources. The Company has been advised by its independent public accountants that, if this contingency has not been resolved prior to the completion of their audit of the Company's financial statements for the year ending December 31, 1998, their auditors' report on those financial statements will be modified for that contingency. Based on management's discussions with the Bank and various other lenders, management believes that it has reasonable prospects for refinancing the Credit Agreement and that, in the event such refinancing is not completed prior to January 1, 1999, it will be able to negotiate an extension to the maturity of the Credit Agreement. However, there can be no assurance that any such refinancing will be consummated or as to the terms and conditions of any refinancing. At this time the Company has not developed alternative financing sufficient to fund the repayment of the tota1 amount of its indebtedness maturing on January 2,1999.

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


                                     PART II

                 ITEM 6. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) The following is a complete list of Exhibits filed as part of this Form 10-QSB/A-1

    EXHIBIT NUMBER             DESCRIPTION
    10.1(p)                    Waiver of Certain Provisions of the Credit Agreement
                               dated November 5, 1998.*

    27.1                       Financial Data Schedule*


(b) The Company's Form 8-K (as amended by 8-K/A) relating to the acquisition of Lasiris, Inc. was filed with the Securities and Exchange Commission on May 27, 1998.

* Previously filed as part of Form 10-QSB, for the quarterly period ended September 30, 1998, filed on November 16, 1998

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                Stocker & Yale, Inc.



Date: February 28, 2000         By: /s/ Mark W. Blodgett
                                ------------------------------------------------
                                Mark W. Blodgett, Chairman and Chief Executive
                                  Officer



Date: February 28, 2000         By: /s/ Gary B. Godin
                                ------------------------------------------------
                                Gary B. Godin, Senior Vice President-Finance
                                  and Treasurer