Form 10KSB
period 1999-12-31
STOCKER & YALE INC
filed 2000-03-30
CIK 94538

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                ------------------------------------------------

                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                        Commission file number: 0 - 5460

                ------------------------------------------------

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

                ------------------------------------------------

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such requirements for the past 90 days. |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-KSB or any amendment to this Form 10-KSB.|_|

The registrant's revenues for the fiscal year ended December 31, 1999 were $14,343,761.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 24, 2000 was approximately $66,883,000 based on the price per share of such stock reported at closing on the OTC-Bulletin Board on that date.

As of March 24, 2000 there were 3,944,627.6 shares of the issuer's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement (the "Proxy Statement") for the Special Meeting in Lieu of an Annual Meeting of Stockholders to be held on May 30, 2000, to be filed with Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, which is anticipated to be filed within 120 days after the Registrant's fiscal year ended December 31, 1999, are incorporated by reference into Items, 9, 10, 11 and 12 of Part III.

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page
                                                                            ----

Item 1.   Description of Business...........................................   1
Item 2.   Description of Properties.........................................   7
Item 3.   Legal Proceedings.................................................   7
Item 4.   Submission of Matters to a Vote of Security Holders...............   7

                                     PART II
Item 5.   Market for Common Equity and Other Stockholder Matters............   8
Item 6.   Management Discussion and Analysis of Financial Condition and
                   Results of Operations....................................  11
Item 7.   Financial Statements..............................................  17
Item 8.   Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosures....................................  35

                                    PART III
Item 9.   Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act........  36
Item 10.  Executive Compensation............................................  36
Item 11.  Security Ownership of Certain Beneficial Owners and Management....  36
Item 12.  Certain Relationships and Related Transactions....................  36
Item 13.  Exhibits, List and Reports on Form 8-K............................  37

          Signatures........................................................  40

This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," and other similar expression which predict or indicate future events and trends and which do not relate to historical matters. The Company's actual results, performance or achievements could differ materially from our expectations expressed or implied by the forward-looking statements sometimes for reasons that are beyond our control. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" on page 16 of this Form 10-KSB.

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Stocker & Yale, Inc., (the "Company") was incorporated on March 27, 1951 under the laws of the Commonwealth of Massachusetts. In May 1994, the Company became publicly traded on the Vancouver Stock Exchange (the "VSE") via a merger with Brower Exploration, Inc., a Wyoming corporation that was publicly traded in Canada. The Company's common stock (the "Common Stock") was listed and traded on the Vancouver Stock Exchange from May 14, 1994 until May 10, 1996, when the Company de-listed its stock from the VSE. In December 1995, the Company completed the registration of its Common Stock with the U.S. Securities and Exchange Commission, and in January 1996, the Company listed its stock on the Nasdaq SmallCap Market under the trading symbol "STKR". In June 1999, the Company was de-listed from the Nasdaq SmallCap Market and began trading on the OTC-Bulletin Board under the same trading symbol "STKR".

On May 13, 1998, the Company acquired Lasiris, Inc. ("Lasiris"), a Canadian manufacturer of industrial lasers and other illumination and photonics products. The Company acquired Lasiris through Lasiris Holdings, Inc., a newly formed New Brunswick corporation ("LHI") and a wholly owned subsidiary of the Company. Lasiris is operated as a wholly owned Canadian subsidiary of LHI.

As of December 31, 1999, the authorized capital stock of the Company was 10,000,000 shares of Common Stock of which 3,406,581.6 shares were issued and outstanding. Additionally 1,042,395 shares of Common Stock were reserved for issuance upon the exercise of outstanding options to purchase Common Stock including 395,944 shares of Lasiris Holdings, warrants and, the conversion of certain convertible indebtedness of the Company.

In addition to Lasiris Holding, Inc., the Company has one active subsidiary. Radiant Asiatec Pte, Ltd., a Singapore corporation which was formed in December 1997, is an 80% owned subsidiary of the Company.

Business Description

The Company is a diversified manufacturing company engaged primarily in the production of specialized illumination and photonics products for measuring and inspection equipment in the microscopy, machine vision and telecommunications component manufacturing markets. In addition, the Company manufactures machine tool components and accessories for the automotive and related industries. The Company operates in a company-owned facility in Salem, New Hampshire and in three leased spaces, one in Roseville, Michigan, one in Singapore and, the third, in Saint-Laurent,

Quebec. Sales to unaffiliated customers in foreign countries represented 22% and 9% of net sales in 1999 and 1998, respectively.

Measuring and Inspection Instruments

Products. The Company has been designing and manufacturing industrial fluorescent lighting products for metrology instruments for over twenty years. In 1994, the Company recognized the need for reliable specialized illumination products for industrial applications. Consequently, the Company made a strategic decision to shift corporate resources into a fluorescent illumination product line, with a focus toward microscopy and machine vision applications. In addition, the Company developed a line of fiber optic illumination products for use with high power microscopes and began to manufacture fiber optic illumination systems in 1997. Since 1997, the Company has continued to invest in developing its fiber optic production capability, including state of the art fiber optic drawing facilities.

Lasiris, located in Saint-Laurent, Quebec, develops, manufactures and distributes industrial structured light lasers and other illumination and telecommunication component products. Lasiris was founded in 1985 to offer technical and scientific expertise in lasers, optics and holography. In 1990, through a number of research and development contracts, Lasiris began to design a wide range of laser pattern projectors for industrial inspection and machine vision applications. Since 1991, Lasiris has been a leading manufacturer of phase masks used in the production of fiber bragg gratings, an essential component of dense wavelength division multiplexer (DWDM) devices used in high-capacity fiber optic networks.

In addition to specialized illumination and photonics products, the Company's Salem facility also supports two ancillary product lines: military products, comprised of military watches, and recorder/printer products. In September 1999, the Company sold its military compass product line to an unrelated third party.

Sales Data. Specialized illumination and telecommunication component products represent the Company's fastest growing product segment in terms of sales volume. These products represent approximately 68% of total Company sales in 1999, up 34% from 58% of total Company sales in fiscal 1998. Military and printer/recorder product sales represented approximately 12% of total Company sales in 1999, down from approximately 16% in fiscal 1998.

Distribution. The Company's products are sold to over 10,000 customers, primarily in North America, Europe and the Pacific Rim. This segment sells directly to and works with, a group of approximately 125 distributors and machine vision integrators to sell its specialized illumination products. Five manufacturer's representatives sell the Company's printer/recorder products. No single customer represents more than 5% of total Company sales.

Competition and Competitive Position. The Company competes with a number of large and small firms in the design and manufacture of its specialized illumination and telecommunications component products and printer/recorder products. Some competitors have greater resources than the Company, and as a result, may have a competitive advantage in the research and development of new products, sales and distribution and in other business areas.

In the industrial fluorescent lighting market, the Company has two primary competitors. MicroLite markets a product similar in appearance to the Company's circular fluorescent microscope illuminator. Techni-Quip Corp. offers industrial fluorescent lighting as part of its product line but as a whole, its lighting product line is limited and represents a small percentage of that company's total business.

The Company has five primary competitors in the fiber optic illumination market. The maturest segment of this market relates to illumination for microscopes. Within that market, Volpi Manufacturing USA, Inc. and Dolan-Jenner Industries, Inc. have a competing market share. Both of these companies have been producing fiber optic products for more than thirty years and offer a fully developed line of fiber optic illumination systems for microscopy applications. A third company, Cuda Products, Inc., also supplies fiber optic lighting for microscopy; however, its primary market is medical. The value-oriented segment of the microscopy market is dominated by Chiu Technical Corp, which offers an inexpensive "no-frills", fiber optic lighting system. A newer segment in the fiber optic lighting market relates to machine vision, which is automated imaging and inspection equipment. Fostec, Inc. is the leading provider of fiber optic lighting for the machine vision industry. With ten years of experience in addition to the use of advanced glass technology, Fostec maintains its leadership position.

The Company has developed the in-house capability to draw its own glass fiber in variable dimensions to suit customer needs. Although some of the above named competitors also have this capability, the Company believes that its fiber has certain qualities that deliver higher performance and is more reliable. The Company's spectrographic analysis has determined that the fiber drawn by the Company demonstrates higher light transmission qualities than its competitors' fiber.

Since mid-1996, the Company has invested in building up its in-house design, development and research capabilities, including the hiring of personnel trained in optical, chemical, mechanical and electrical engineering and related disciplines, and the purchase of computers and laboratory equipment necessary to support these personnel. Further, the Company has succeeded in designing and developing a complete line of fiber optic lighting products for both the machine vision and microscopy markets.

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

With regards to the chart recorder and thermal printer products, companies that are larger and offer more advanced technology than the Company dominate the market. Recognizing that it lacks the resources to compete directly against larger companies, such as Gould, Inc., and General Scanning, Inc., the Company focuses its resources on specialized illumination and telecommunication component products.

The Company competes primarily on the basis of service and product performance. The Company believes that its primary market advantages going forward are its history of providing specialized products to meet customers' illumination needs, its broad line of specialized illumination and telecommunication component products, its ability to produce high quality glass fiber, and its design and development capabilities.

Machine Tool Components and Accessories

For over 50 years, the Company's Stilson/Die-Draulics Division ("SDD Division"), located in Roseville, Michigan, has manufactured a wide range of machine tool components and material handling accessories which are used extensively in the construction and maintenance of assembly and conveying machinery. SDD Division recently completed a capital equipment upgrade program that the Company believes will lower production costs and improve product quality.

Sales Data. Machine tools and accessories represented approximately 20% of the total Company sales in 1999, compared to approximately 26% in 1998. Material handling products, such as conveyor rolls and bumpers, were approximately 9% of total Company sales in 1999 and approximately 12% in 1998. Other products include vacuum handling systems, machine tool components for clamping, indexing, holding, handling, locating, positioning and actuating, and nitrogen die control systems. The products are sold to participants in the automotive, packaging and other industries.

Distribution. The SDD Division's products are sold to over 5,000 customers, and no one customer or group of customers represented more than 5% of total revenue in 1999. Although SDD Division products are sold throughout the world, sales to customers in the U.S. industrial Midwest (Ohio, Michigan, Illinois, and Indiana) represented approximately 49% of Stilson Division sales in 1999 and 54% in 1998 and 54% in 1997. The Division works with approximately 60 distributors and manufacturers' representatives in the marketing of the Stilson and Die-Draulics product lines.

Competition and Competitive Position. The market for machine components and accessories is mature, with a number of small companies competing within the industry. The SDD Division competes with a variety of companies (many of which are larger and have greater resources than the Company) in designing and distributing its products. These products are sold primarily to participants in the automotive industry and secondarily to participants in the home appliance, leisure-time products, building materials and packaging equipment industries. The SDD Division competes primarily on the basis of service, by offering a complete product line, technical applications assistance and quality service, at a competitive price. Further, the Company has been able to adapt its products to the specific requirements of its customers

Backlog

The Company maintains an inventory of standard materials and components and generally manufactures standard product configurations within one to five days after receipt of a customer order. Although such rapid response is, and historically has been, a selling advantage for the Company, some orders are placed for future delivery. At December 31, 1999, the Company had a backlog of orders for future delivery of approximately $2,666,000. This is compared to approximately $2,312,000 as of December 31, 1998.

Raw Materials

The raw materials and components used in the Company's products are purchased from a number of different suppliers and are generally available from several sources.

Dependence on One or a Few Major Customers

The Company's customer base consists of more than 10,000 customers in various industries worldwide. The Company's largest single customer was less than 4% in fiscal 1999. The Company's top ten customers represented approximately 18% of total sales in fiscal 1999.

Patents and Trademarks

The Company holds patents in the United States and has filed additional patent applications in the United States, Europe and Japan. Lasiris holds rights in three patents in the United States and one patent in Canada through licensing agreements. The Company's material patents consist of four patents relating to fundamental technological devices and methodologies used to achieve low-cost fluorescent light dimming, which expire on August 18, 2009, August 24, 2010, September 6, 2011 and September 13, 2011. Lasiris' material patents consist of four patents for lenses, which expire on May 2, 2006, November 27, 2007, June 4, 2013 and December 15, 2015. The Company believes that patents are an effective way of protecting its competitive technological advantages, and considers its patents to be a strong deterrent against unauthorized manufacture, use and sale of its products and key product attributes. There can be no assurance, however, that a patent will be issued with respect to the patent applications or whether the Company's patents or license rights will provide meaningful protection for the Company.

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

Research and Development

The Company intends to continue to invest in research and development for new products and for enhancements to existing products. Research and development expenditures for the Company were $787,633 or 5.5% of net sales in 1999 and $971,378 or 7.7% of net sales in 1998. The decrease was primarily a result of actions taken to eliminate redundancy in research expense between the Quebec and Salem facilities.

The Company employed, as of February 29, 2000, 12 full-time engineers whose primary duties relate to product development. Outside firms and consultants are selectively engaged to develop or assist with the development of new products when opportunities exist.

In the illumination and photonics products area, the Company's focus is on developing specialty optical fiber and related components which include the recently announced 150 mm Ultra-LongTM phase mask product and photosensitive optical fiber utilizing Radiation Mode Suppression (RMS) fiber. These products are expected to begin shipping at the end to the second quarter of fiscal 2000.

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

Employees

As of December 31, 1999, the Company employed approximately 152 persons, of which 139 were full-time employees. None of the employees are represented by a union and the Company believes it has good relations with its employees.

                        ITEM 2. DESCRIPTION OF PROPERTIES

      The Company currently conducts its business at one Company-owned facility and in three leased spaces, one in Roseville, Michigan, one in Singapore and the other in Saint-Laurent, Quebec. The Company's headquarters and manufacturing and distribution center for the Salem Division is located at a 79,120 square foot facility in Salem, New Hampshire. The machine tool components and materials handling accessories product lines are manufactured and sold from a 16,275 square foot leased facility in Roseville, Michigan. The lease for the Roseville, Michigan facility expires on September 1, 2002. Lasiris operates out of an approximately 40,000 square foot leased facility in Saint-Laurent, Quebec. The lease for Lasiris' facility expires on July 2004. Radiant Asiatec Pte., Ltd. operates out of an approximately 2,733 square foot leased office space in Singapore. The lease for Radiant Asiatec's facility expires in March 2001.

The Company's Salem facility is owned by the Company subject to a mortgage granted to Granite State Bank and a second mortgage granted to Danvers Savings Bank, which secure obligations of the Company to such parties. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
OPERATIONS--Liquidity and Capital Resources."

The Company's facilities are generally operated on the basis of one shift per day, five days per week. Management considers the facilities to be in generally good condition, to be adequately maintained and insured, and sufficient to satisfy the Company's needs for the foreseeable future.

                            ITEM 3. LEGAL PROCEEDINGS

At times the Company may be involved in disputes and/or litigation with respect to its products and operations in its normal course of business. The Company does not believe that the ultimate impact of the resolution of such matters would have a material adverse effect on the Company's financial condition or results of operations.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 1999.

                                    PART II.

                      ITEM 5. MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock has been quoted on the OTC-Bulletin Board under the symbol "STKR" since June 24, 1999. Prior to that, the Company's Common Stock was listed on the Nasdaq SmallCap Stock Market since January 29, 1996 under the symbol "STKR".

The following table sets forth the high and low sales prices for the last 8 quarters:

                                                 High              Low
                                                 ----              ---
      Quarter ended March 31, 1998             $6.4380           $3.7500
      Quarter ended June 30, 1998              $5.8750           $3.1250
      Quarter ended September 30, 1998         $3.6250           $1.7500
      Quarter ended December 31, 1998          $2.3130           $0.9060
      Quarter ended March 31, 1999             $2.1250           $1.3125
      Quarter ended June 30, 1999              $2.0312           $1.3750
      Quarter ended September 30, 1999         $2.0000           $1.3750
      Quarter ended December 31, 1999          $1.6562           $0.9688

Holders

As of March 15, 2000, there were approximately 550 shareholders of the Company's Common Stock.

Dividends

The Company presently is restricted from payment of dividends under the terms of its credit facility with Wells Fargo Business Credit, Inc., and therefore, the Company does not expect to declare or pay any dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions.

Recent Sales of Unregistered Securities

On March 3, 2000, the Company completed a private placement (the "Private Placement") of 355,000 shares of Common Stock, par value $.001 per share, of the Company. The Company offered the shares to fifteen purchasers in the Private Placement at a price of $26.00 per share. The Company did not engage any underwriters in connection with the Private Placement, but the Company did enter into an agreement with K.S. Securities GmbH to act as placement agent for the shares. The Company paid K.S. Securities a commission of $369,200 in connection with the Private Placement. The Private Placement resulted in net proceeds to the Company of approximately $8.9 million. Proceeds will be used for working capital purposes. The Private Placement was exempt from registration under
Section 4(2) of the Securities Act, based upon the following facts: (i) the Company did not engage in any general solicitation or advertising in connection with the Private Placement; (ii) the shares of Common Stock were sold to a total of fifteen purchasers, fourteen of whom represented to the Company that they were each an "accredited investor" as defined under Regulation D under the Securities Act; (iii) the Company took reasonable precautions to assure that all of the purchasers (together with any financial advisors) were financially sophisticated and able to bear the risks of the investment as well as to assure that the Common Stock was being purchased for investment purposes and would not be resold in a public offering; (iv) pertinent information regarding the Company and the Private Placement was provided to the purchasers, and they or their representatives had access to officers of the Company to inquire as to any further information they believed relevant; (v) the Company provided the non-accredited investor with additional information about the Company as required by Regulation D under the Securities Act; and (vi) the Company advised the investors of the limitations on resale of the shares.

On March 31, 1999, the Company issued 123,077 shares of its Common Stock to Mark
W. Blodgett, Chief Executive Officer and a director of the Company, in exchange for the cancellation of $200,000 in indebtedness owed by the Company to Mr. Blodgett. The stock issued to Mr. Blodgett has not been registered under the Securities Act of 1933, as amended (the "Securities Act") and may not be sold without an exemption from the registration requirements of the Securities Act. The issuance qualified for the exemption from registration provided by Section 4(2) of the Securities Act, based upon: (i) the Company did not engage in any general solicitation or advertising in connection with the issuance; (ii) the shares of stock were only issued to the Chief Financial Officer of the Company; and (iii) the Company took reasonable precautions to assure that the Common Stock was being purchased for investment purposes and would not be resold in an offering.

In December 1998, the Company issued shares of its Common Stock to certain of its officers and directors. No underwriter or agent was engaged in connection with such issuances. A total of 288,400 shares of Common Stock were issued to Mark W. Blodgett, the Company's Chairman and Chief Executive Officer. Of such shares, 187,500 shares of Common Stock were sold to Mr. Blodgett at a price of $2.00 per share, and 100,908 shares of Common Stock were issued to Mr. Blodgett as compensation for his guarantee of certain Company indebtedness. In addition, one other director and one officer of the Company purchased an aggregate of 26,700 shares of Common Stock at a price of $2.00 per share. All of such issuances qualified for the exemption from registration provided by Section 4(2) of the Securities Act, based upon: (i) the Company did not engage in any general solicitation or advertising in connection with such issuances; (ii) the shares of Common Stock were issued to only directors and officers of the Company; and
(iii) the Company took reasonable precautions to assure that the Common Stock was being purchased for investment purposes and would not be resold in a public offering.

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

Background

The Company is a diversified manufacturing company engaged primarily in the production of specialized illumination and telecommunication component products. In addition, we manufacture machine tool components and accessories for the automotive and related industries.

We have been designing and manufacturing industrial fluorescent lighting products for metrology instruments for over twenty years. In 1994, we recognized the need for reliable specialized lighting for industrial applications and made a strategic decision to shift corporate resources into our illumination product line, which at the time concentrated on fluorescent illumination systems for microscopy and machine vision applications. In pursuit of that strategy, we developed a line of fiber optic illumination products for use with high power microscopes and began to manufacture fiber optic illumination systems in 1997. Since 1997, we have continued to invest in acquiring and developing fiber optic production capability, including state of the art fiber optic drawing facilities.

On May 13, 1998, we completed our purchase of all of the outstanding stock of Lasiris, Inc., a Canadian manufacturer of industrial lasers and other illumination and telecom component products. Since 1991, Lasiris has been a leading manufacturer of phase masks used in the production of fiber bragg grating, which is an essential component of dense wavelength division multiplexer (DWDM) devices for high-capacity fiber optic networks used in the telecommunications industry. Because the acquisition was accounted for as a purchase, the 1998 results include the effects of increased goodwill amortization, increased depreciation of acquired assets, and the results of Lasiris' operations for the period since the acquisition date. In addition, the Company recorded a $1.1 million charge for in-process research and development projects of Lasiris in 1998. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Acquisition of Lasiris."

In December 1999, the Company purchased additional assets that will allow it to increase production of bulk optical glass fiber. This fiber is marketed to OEM customers contracted in the production of fiber optic products and solutions. In the first quarter of fiscal 2000, the Company introduced the Ultra-Long(TM) Phase Mask allowing telecom companies to use longer fiber bragg gratings to pack more data in the optical fiber, significantly increasing available bandwidth. At the OFC 2000 conference in Baltimore, MD the Company announced an exclusive agreement with a strategic partner for the right to manufacture and sell photosensitive optical fibers, which include Radiation Mode Suppression (RMS) fiber. To advance the time to market for these products, the Company most recently announced the purchase of a fiber drawing tower capable of producing telecom grade, specialty optical fiber.

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Net Sales

Net sales were $14.3 million in 1999 compared to $12. 6 million in 1998, an increase of 14.0% or $1.7 million.

Net sales from the Company's illumination and telecommunication component products were $9.7 million in 1999 compared to $7.3 million in 1998, an increase of or 33.6% or $2.5 million. This increase was largely due to the addition of sales contributed by Lasiris, which included laser and telecom component products, combined with increased sales of fiber optic illumination products from the Company's Salem facility. The increases in net sales resulted from the Company's strategic business decision to shift its focus toward illumination and photonics products.

Net sales from the Company's military products, largely compasses and watches, were $517,000 in 1999 compared to $458,000 in 1998, representing a 12.9% increase. The increase resulted from last-time sales on many of its compass products prior to the sale of the business assets associated with this product line in September 1999.

Net sales from printer and recorder products decreased from $1.5 million in 1998 to $1.2 million in 1999, or 19.7%, due to lower unit sales of older, mature products.

Net sales from machine components and accessories decreased from $3.3 million in 1998 to $2.9 million in 1999, a decrease of 13.6%. The primary reason for the decline was decreased unit shipments of material handling and DieDraulic products.

Cost of Sales

Cost of sales were $9.3 million in 1999 compared to $7.4 million in 1998, an increase of 24.8% or 1.9 million. The increase in cost of sales resulted from an increase in net sales during the same period.

Gross profit was $5.1 million in 1999 and 1998; however, gross margin decreased from 40.9% in 1998 to 35.2% in 1999. Gross margin declined primarily because of increased unabsorbed manufacturing costs resulting from the expansion of manufacturing capacity faster than increases in net sales volume.

Operating Expenses

Selling expenses were $1.9 million in 1999, or 13.2% of net sales, compared to $1.9 million in 1998, or 15.3% of net sales.

General and administrative expenses were $3.5 million in 1999, or 24.1% of net sales, compared to $3.3 million, or 26.5% of net sales in fiscal 1998. The increase in general and administrative expenses was primarily due to an increase from $326,000 in 1998 to $578,000 in 1999 of amortization expense primarily for goodwill and other identifiable intangible assets associated with the acquisition of Lasiris in May 1998.

Research and development expenses were $788,000 in 1999, or 5.5% of net sales compared to $971,000, or 7.7% of net sales in 1998. The decrease in research and development expenses resulted from actions taken to eliminate redundant research expense between Lasiris and the Salem division.

Acquired In-Process Research and Development

In 1998, the Company recorded a nonrecurring charge of $1.1 million with respect to the costs of research and development projects of Lasiris that were in process at the time of the acquisition of Lasiris. This portion of the assets acquired were identified as projects that had not yet reached technological feasibility and that, until the completion of the development, had no alternative future use.

Charge for Goodwill Impairment

In accordance with the provisions of Statement of Financial Standards (SFAS) No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company periodically assesses the realizability of its long-lived assets. In addition to this periodic review, the Company is obliged to initiate such an assessment in the event of a change in the Company's assets or in the valuation of its assets.

In July 1998, the Company signed a non-binding letter of intent to sell its Stilson division. As of June 30, 1998 the carrying value of the net assets for the Stilson division was approximately $6.9 million, which included $4.9 million in allocated goodwill recorded when the Company, including Stilson, was acquired in 1989. The proposed sale of Stilson required the Company to assess the realizable value of its goodwill. The proposed purchase price for the net assets of Stilson set forth in the letter of intent was $3.0 million. Accordingly, on June 30, 1998, the Company wrote down the carrying value of the net assets of Stilson to $3.0 million and recorded a charge of $3.9 million for goodwill impairment.

On November 9, 1998, the Company announced that the letter of intent for the proposed sale of the assets of Stilson had been terminated. After allocating the portion of goodwill associated with Stilson, the Company assessed the realizable value of its remaining goodwill from the 1989 acquisition, which was $3.5 million, net of amortization, as of June 30, 1998. Based on changes in the Company since 1989, including management's strategic decision to shift the business focus toward the industrial lighting industries and the recent history of losses, the Company concluded that the realizable value of the remaining goodwill was uncertain and that the carrying value of the Stilson goodwill should be written down to zero. As a result of this assessment, the Company recorded an additional charge for goodwill impairment of the remaining Stilson goodwill of approximately $3.5 million in 1998.

Gain on Sale of Real Estate

In August 1999, the Company sold its Fraser, Michigan manufacturing facility for $1,362,000 and recorded a gain of $511,000 in 1999.

Other Income

Other income was $313,000 in 1999 compared to none in 1998. Other income includes a gain of $164,000 from the sale of business assets during 1999 relating to the Company's military compass product line and $91,000 from the sale of marketable securities.

Interest Expense

Interest expense was $717,000 in 1999 compared to $601,000 in 1998. The increase in interest expense resulted primarily from additional borrowings to fund working capital.

Provision (Benefit) for Income Taxes

The Company recorded a provision for income taxes of $78,000 in 1999 as a result of taxable income generated in Canada that could not be used to offset operating losses in the United States. The Company recorded a benefit for income taxes of $131,000 in 1998. The Company has recorded a valuation allowance against its net deferred tax assets in 1999 and 1998 as the Company has concluded that it is not likely such deferred tax asset would be realized.

Liquidity and Capital Resources

The Company historically has financed its operations primarily through third-party credit facilities and cash from operations. For the year ended December 31, 1999, cash and cash equivalents increased $35,000.

Cash used in operating activities was $294,000 in 1999 and resulted from the net loss offset by gains from the sale of business assets of $533,000 and depreciation and amortization charges of $1.0 million.

Cash of $736,000 was provided by investing activities, primarily due to the receipt of $1,317,000 from the sale of business assets in 1999, offset by $581,000 used for purchases of equipment.

Cash used in financing activities was $413,000 in 1999 and resulted from the payment of debt totaling $513,000.

On March 3, 2000, the Company completed a private placement of 355,000 common shares at a price of $26.00 per share totaling net proceeds of approximately $8.9 million.

On February 18, 2000, the Company announced that all of the holders of its $1.35 million 7 1/4% Convertible Subordinated Notes due May 1, 2001 had elected to convert their Notes. The Notes were converted into 183,046 shares of common stock based on a conversion price of $7.375 per share.

On February 11, 1999 the Company entered in a new credit agreement with Wells Fargo Business Credit, Inc., formerly Norwest Business Credit, Inc., with total borrowing availability up to $3,500,000. Initial proceeds were used to payoff the amounts outstanding under the credit agreement between the Company and Fleet National Bank of Massachusetts, N.A. The new credit facility with Wells Fargo consists of a $500,000 term loan that requires 60 monthly principal payments of $8,333, beginning April 1, 1999. The credit facility also provides for a revolving line of credit of up to $3.5 million less the amount of the term loan. The amount available for borrowing under this facility is also subject to a defined borrowing base consisting of eligible accounts receivable and inventory. As of December 31, 1999, $2,452,000 was outstanding under the term loan and revolving credit line and approximately $133,000 was available for additional borrowings. The outstanding principal balance of all advances under this credit facility bears interest at a floating rate of the bank's base rate plus 2.5%. The Company's obligation under the Wells Fargo credit agreement is evidenced by a demand note and may be terminated at any time by Wells Fargo in its sole discretion, prior to the stated maturity date of March 1, 2002. The Company's obligations under this credit facility are secured by substantially all of the Company's assets other than real property. In addition, Mark W. Blodgett, the Company's Chief Executive Officer, has unconditionally guaranteed all amounts outstanding. The Credit and Security Agreement between the Company and Wells Fargo requires the Company to comply with certain affirmative and negative covenants. As of December 31, 1999 the Company was in technical default of its covenant regarding minimum earnings. Wells Fargo has waived such default.

On January 21, 1999, the Company entered into an $824,000 mortgage loan with Comerica Bank, which was scheduled to mature on January 1, 2004 and was secured by a first mortgage on the Fraser, Michigan property. The loan bore interest at Comerica's prime rate. Payments were amortized over a 15-year period assuming a 7.75% rate of interest. The Company used a portion of the proceeds of the sale of the Fraser, Michigan property to repay in full this indebtedness in August 1999.

On May 13, 1998, the Company entered into a $750,000 second mortgage loan with Danvers Savings Bank (the "Danvers Loan"). This loan bears interest at a rate of 11%, requires monthly payments of interest only, and its original maturity date of May 13, 1999 has been extended to February 28, 2001. Under the terms of the extension, Danvers Savings Bank lowered the interest rate to 10% and requires monthly payments of principal and interest on a ten-year amortization schedule with $25,000 of additional principal due each quarter until maturity. As of December 31, 1999, the balance due under the Danvers Loan was $750,000.

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

The TD Line of Credit bears interest at 1% over the TD Bank prime rate, requires monthly payments of interest only, and is payable on demand. As of December 31, 1999, borrowings on the TD Line of Credit were $1.0 million CDN ($702,000 US). The TD Four Year Term Loan bears interest at 2% over the TD Bank prime rate, matures on May 13, 2002, and requires monthly principal payments of $21,000 CDN (approximately $15,000 US) plus interest. As of December 31, 1999, the outstanding balance on the TD Four-Year Term Loan was $604,000 CDN ($418,000
US). The TD Two Year Term Loan bears interest at 2% over the TD Bank prime rate, matures on May 13, 2000, and requires monthly principal payments of $4,000 CDN (approximately $3,000 US) plus interest. As of December 31, 1999, the outstanding balance on the TD Two-Year Term Loan was $4,000 CDN ($3,000 US).

On May 20, 1997 the Company entered into an equipment line of credit agreement with Granite Bank to finance capital equipment related to new product development. The line of credit provides that equipment purchases will be converted quarterly into a series of five year notes, not to exceed $500,000 in the aggregate, bearing interest at the prime rate plus .75%. As of December 31, 1999, the Company had borrowed $248,000 pursuant to such line of credit.

From time to time, the Company contemplates raising additional capital by the issuance of equity securities, the proceeds of which may be used, among other things, in connection with refinancing existing indebtedness. Although the Company has no reason to believe that Wells Fargo will do so, the structure of the Company's credit facility with Wells Fargo allows the lender to terminate the facility and demand payment of the Company's obligations at any time. In addition, the availability for borrowing under the Wells Fargo credit facility is limited by a defined borrowing base of eligible accounts receivable and inventory, which fluctuates from time to time. Assuming Wells Fargo does not terminate the credit facility and demand repayment and the Company's borrowing base remains at its current level or higher, the Company believes that its available financial resources are adequate to meet foreseeable working capital, debt service and capital expenditure requirements through the next twelve months.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements.

Certain Factors Affecting Future Operating Results

Statements, other than historical facts, made herein may constitute forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those anticipated in such statements. The factors that could cause actual results to differ materially from anticipated results include, without limitation, the Company's ability to, (i) compete with entities that have greater financial, technical and marketing resources than the Company, (ii) develop and market new products in its various business lines, (iii) gain sufficient market acceptance for its telecommunications component products (iv) obtain financing on favorable terms or refinance indebtedness prior to maturity or (v) maintain availability of funds for borrowing under the Company's credit arrangement and risks inherent with international operations. In addition, general economic conditions in the United States, Southeast Asia, and elsewhere may affect the Company's results.

Inventory Obsolescence

The potential for inventory obsolescence of older products as the Company develops new products is not significant. With the exception of the Company's new line of specialized illumination and telecom component products, the Company's product offerings have remained substantially the same for twenty years, with new enhancements introduced periodically. Enhanced versions of old products are not introduced to the market until the old components being replaced in the new configurations are appropriately reduced. New product additions to existing lines are generally designed to accommodate new and different applications, have features that are quite different from existing products, and do not impact the demand for other, older products.

Year 2000 Compliance

The year 2000 computer problem refers to the potential for system and processing failures of date-related data as a result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date represented as "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

To date, the Company has not experienced any year 2000 issues with any of its internal systems or products and does not expect to experience any in the future. To date, the Company has not experienced any year 2000 issues related to any key third party suppliers and customers and does not expect to experience any in the future. Costs associated with remediation of its internal systems were not material.

                          ITEM 7. FINANCIAL STATEMENTS

         The information required by Item 7 is presented on pages 19 through 36 of this Form 10-KSB. The index to the Company's consolidated financial statements is set forth below:

                                                                            Page

      Report of Independent Public Accountants                               18
      Consolidated Balance Sheet at December 31, 1999 and 1998               19
      Consolidated Statements of Operations for the Years Ended
      December 31, 1999 and 1998                                             20
      Consolidated Statements of Stockholders' Investment for the Years
      Ended December 31, 1999 and 1998                                       21
      Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1999 and 1998                                             22
      Notes to Consolidated Financial Statements                             23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Directors and Stockholders of
Stocker & Yale, Inc.:

We have audited the accompanying consolidated balance sheets of Stocker & Yale, Inc. (a Massachusetts corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' investment and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stocker & Yale, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


Boston, Massachusetts
March 9, 2000

                      STOCKER & YALE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,
         Assets                                                                         1999            1998
CURRENT ASSETS:
   Cash and cash equivalents                                                        $    120,737    $     85,854
   Marketable Securities                                                                      --          86,407
   Trade receivables, less reserves of approximately $84,000 in 1999 and $209,000
     in 1998                                                                           2,420,039       2,131,472
   Prepaid income taxes                                                                  223,987         162,039
   Inventories                                                                         5,966,691       6,260,779
   Prepaid expenses                                                                      171,228         276,565
                                                                                    ------------    ------------

         Total current assets                                                          8,902,682       9,003,116
                                                                                    ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                     3,687,153       4,340,654
                                                                                    ------------    ------------

NOTE RECEIVABLE                                                                          100,000              --
                                                                                    ------------    ------------

GOODWILL, NET OF ACCUMULATED AMORTIZATION                                              2,208,549       2,470,796
                                                                                    ------------    ------------

IDENTIFIED INTANGIBLE  ASSETS                                                          2,587,329       2,902,675
                                                                                    ------------    ------------

CASH VALUE LIFE INSURANCE                                                                 66,098          52,546
                                                                                    ------------    ------------

                                                                                    $ 17,551,811    $ 18,769,787
                                                                                    ============    ============

         Liabilities and Stockholders' Investment
CURRENT LIABILITIES:
   Current portion of long-term debt                                                $  3,798,367    $  4,420,085
   Accounts payable                                                                    3,432,765       3,134,933
   Accrued expenses                                                                      940,445         893,970
   Short-term lease obligation                                                           212,586         224,046
                                                                                    ------------    ------------

         Total current liabilities                                                     8,384,163       8,673,034
                                                                                    ------------    ------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                           3,810,913       3,691,140
                                                                                    ------------    ------------

OTHER LONG-TERM LIABILITIES                                                              564,688         564,688
                                                                                    ------------    ------------

DEFERRED INCOME TAXES                                                                  1,037,688       1,153,925
                                                                                    ------------    ------------

COMMITMENTS (NOTE 11)

STOCKHOLDERS' INVESTMENT:
   Common stock, par value $0.001-
     Authorized--10,000,000 shares at December 31, 1999 and 1998
     Issued and outstanding--3,802,525 and 3,679,448 shares at
       December 31, 1999 and 1998, respectively                                            3,803           3,679
   Paid-in capital                                                                    14,424,720      14,224,841
   Accumulated other comprehensive income (loss)                                         (17,585)         57,432
   Accumulated deficit                                                               (10,656,579)     (9,598,952)
                                                                                    ------------    ------------

         Total stockholders' investment                                                3,754,359       4,687,000
                                                                                    ------------    ------------

                                                                                    $ 17,551,811    $ 18,769,787
                                                                                    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      STOCKER & YALE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    For the Years Ended
                                                                       December 31,
                                                                   1999            1998
NET SALES                                                      $ 14,343,761    $ 12,585,322

COST OF SALES                                                     9,289,237       7,440,743
                                                               ------------    ------------

         Gross profit                                             5,054,524       5,144,579

OPERATING EXPENSES:
     Selling expenses                                             1,890,089       1,925,361
     General and administrative expenses                          3,462,279       3,329,995
     Research and Development                                       787,633         971,378
     Charge for goodwill impairment                                      --       7,365,662
     Charge for acquired in-process research and development             --       1,087,914
                                                               ------------    ------------

         Total operating expenses                                 6,140,001      14,680,310

         Operating loss                                          (1,085,477)     (9,535,731)

OTHER INCOME                                                        823,479              --
INTEREST EXPENSE                                                   (717,262)       (601,031)
                                                               ------------    ------------

         Loss before income tax provision (benefit)                (979,260)    (10,136,762)

INCOME TAX PROVISION (BENEFIT)                                       78,367        (130,866)
                                                               ------------    ------------

         Net loss                                              $ (1,057,627)   $(10,005,896)
                                                               ============    ============

LOSS PER SHARE - BASIC AND DILUTED                             $      (0.28)   $      (3.25)
                                                               ============    ============

WEIGHTED AVERAGE COMMON SHARES - BASIC AND DILUTED                3,772,514       3,078,674
                                                               ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      STOCKER & YALE, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                                                                            Cumulative
                                               Common Stock                                  Items of
                                           --------------------                Retained       Other         Total
                                                        $0.001    Paid-in      Earnings   Comprehensive  Stockholders' Comprehensive
                                            Shares    Par Value   Capital      (Deficit)      Income      Investment   Income (Loss)
       BALANCE, DECEMBER 31, 1997          2,567,894    $2,568  $10,822,705  $    406,944    $     --   $ 11,232,217

Issuance of common stock to employee         100,908       101      107,744            --          --        107,845
Issuance of common stock for acquisition
  of Lasiris                                 444,146       444    1,731,723            --          --      1,732,167
Sale of common stock, including options
  exercised, net of issuance cost            566,500       566    1,562,669            --          --      1,563,235
Unrealized gain on investment                     --        --           --            --      86,407         86,407   $     86,407
Cumulative translation adjustment                 --        --           --            --     (28,975)       (28,975)       (28,975)
Net loss                                          --        --           --   (10,005,896)         --    (10,005,896)   (10,005,896)
                                                                                                                       ------------
Comprehensive net loss for the year ended
           December 31, 1998                                                                                           $ (9,948,464)
                                           ---------    ------  -----------  ------------    --------   ------------   ============

       BALANCE, DECEMBER 31, 1998          3,679,448     3,679   14,224,841    (9,598,952)     57,432      4,687,000

Issuance of common stock to employee         123,077       124      199,879            --          --        200,003
Unrealized gain on investment                     --        --           --            --     (86,407)       (86,407)  $    (86,407)
Cumulative translation adjustment                 --        --           --            --      11,390         11,390         11,390
Net loss                                          --        --           --    (1,057,627)         --     (1,057,627)    (1,057,627)
                                                                                                                       ------------
Comprehensive net loss for the year ended
           December 31, 1999                                                                                           $ (1,132,644)
                                           ---------    ------  -----------  ------------    --------   ------------   ============

       BALANCE, DECEMBER 31, 1999          3,802,525    $3,803  $14,424,720  $(10,656,579)   $(17,585)  $  3,754,359
                                           =========    ======  ===========  ============    ========   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      STOCKER & YALE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the Years Ended
                                                                                         December 31,
                                                                                     1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      $ (1,057,627)   $(10,005,896)
   Adjustments to reconcile net loss to net cash used in operating activities-
     Acquired in Process Research and Development                                          --       1,087,914
     Goodwill Impairment                                                                   --       7,365,662
     Issuance of common stock to employee                                                  --         107,845
     Gain on sale of fixed assets                                                    (533,412)             --
     Depreciation and amortization                                                  1,033,131         848,463
     Deferred income taxes                                                           (116,237)       (629,011)
     Other changes in assets and liabilities-
       Accounts receivable, net                                                      (288,567)        403,396
       Inventories                                                                    294,088        (500,072)
       Prepaid expenses                                                               105,337        (150,832)
       Prepaid taxes                                                                  (61,948)        331,198
       Accounts payable                                                               297,832         742,884
       Accrued expenses                                                                46,475          92,441
       Cash value of life insurance                                                   (13,553)             --
                                                                                 ------------    ------------

           Net cash used in operating activities                                     (294,481)       (306,008)
                                                                                 ------------    ------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                         (581,373)       (636,170)
  Net proceeds from sale of fixed assets                                            1,317,421              --
  Acquisition of Lasiris                                                                   --      (3,815,234)
                                                                                 ------------    ------------
           Net cash provide by (used in) investing activities                         736,048      (4,451,404)
                                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock, including options exercised                               200,003       1,563,235
  Proceeds (payments) of bank debt                                                   (513,405)      2,235,486
  Note receivable (issued) settled                                                   (100,000)      1,000,000
                                                                                 ------------    ------------

           Net cash provided by(used in) financing activities                        (413,402)      4,798,721
                                                                                 ------------    ------------

EFFECT OF EXCHANGE RATE ON CHANGES IN CASH                                              6,718         (28,975)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              34,883          12,334

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           85,854          73,520
                                                                                 ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                           $    120,737    $     85,854
                                                                                 ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                                 $    717,128    $    597,343
                                                                                 ============    ============
   Taxes paid                                                                    $     49,804    $         --
                                                                                 ============    ============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
   Shares of common stock issued in connection with Lasiris acquisition                    --         444,146
                                                                                 ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      STOCKER & YALE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(1)    ORGANIZATION AND OPERATIONS

       Stocker & Yale, Inc. (the Company) was incorporated in 1951, and is primarily engaged in the design, manufacture and distribution of structured light lasers, specialized fiber optic and fluorescent illumination products for the machine vision and industrial inspection industries as well as telecommunication component products. Under the MFE brand name, the Company manufactures a broad range of oscillographic recorders and thermal printers which are used in medical, laboratory and, general industrial and commercial applications

       The Company's Stilson and Die-Draulics division manufactures a wide range of machine tool components, material handling accessories and pressure control systems at its facility in Roseville, Michigan. These products are sold to the automotive, electronic, food, pharmaceutical and appliance industries.

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

       On March 3, 2000, the Company completed a private placement of 355,000 common shares at a price of $26.00 per share totaling net proceeds of approximately $8.9 million.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

       Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, Radiant Asiatec Pte. Ltd, and Lasiris Holdings, Inc. All significant intercompany balances and transactions have been eliminated.

       Cash and Cash Equivalents

       Cash equivalents consist of highly liquid investments with original maturities of three months or less.

       Earnings per Share

       In accordance with SFAS No. 128, Earnings Per Share, basic and diluted net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share exclude the effect of 646,451 shares in 1999 and 612,086 shares in 1998 of potential common shares from stock options and warrants, because to include such shares would have been antidilutive.

       Revenue Recognition

       The Company recognizes revenue as products are shipped.

       Property, Plant and Equipment

       Property, plant and equipment, as of December 31, 1999 and 1998 consisted of the following:

                                                              1999           1998
      Land                                                $     306,300  $     483,989
      Building and building improvements                      1,845,138      2,693,176
      Machinery and equipment                                 5,752,965      5,235,700
      Furniture and fixtures                                  1,286,006      1,181,458
                                                          -------------  -------------

                                                              9,190,409      9,594,323

      Less  -- accumulated depreciation and amortization      5,503,247      5,253,669
                                                          -------------  -------------

                                                          $   3,687,162  $   4,340,654
                                                          =============  =============

       Depreciation

       The Company provides for depreciation on a straight-line basis by charges to expense in amounts estimated to amortize the costs of property, plant and equipment over their estimated useful lives as follows:

                  Asset Classification                 Estimated Useful Life

       Building and building improvements                  10 to 40 years
       Machinery and equipment                              5 to 10 years
       Furniture and fixtures                               3 to 10 years

       Total depreciation and amortization of property, plant and equipment was approximately $456,000 and $500,000 in 1999 and 1998, respectively.

       Goodwill and Other Intangible Assets

       Intangible assets as of December 31, 1999 and 1998 consisted of the following:

                                                 1999            1998

      Goodwill                              $   12,418,530  $   12,418,530
      Debt issuance costs                          334,857         334,857
      Other identified intangible assets         3,075,450       3,075,450
                                            --------------  --------------

                                                15,828,837      15,828,837

      Less - accumulated amortization           11,032,960      10,455,366
                                            --------------  --------------

                                            $    4,795,877  $    5,373,471
                                            ==============  ==============

       The rates used to compute amortization are based on the following estimated useful lives:

                  Asset Classification                 Estimated Useful Life

       Goodwill                                                  10 years
       Identifiable intangibles                                  10 years
       Debt issuance costs                                   Life of loan

       Amortization of goodwill and other intangibles was approximately $578,000 for the year ended December 31, 1999 and, exclusive of the write-off of approximately $7,366,000, was approximately $477,000 for the year ended December 31, 1998.

       Financing costs related to certain loans have been capitalized and are being amortized over the life of the related loans. Amortization expense related to financing cost was approximately $8,000 and $40,000 for the years ended December 31, 1999 and 1998, respectively.

       Long-Lived Assets

       In accordance with the provisions of Statement of Financial Standards
       (SFAS) No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company periodically assesses the realizability of its long-lived assets. In addition to this periodic review, the Company is obliged to initiate such an assessment in the event of a change in the Company's assets or in the valuation of its assets. In June 1998, the Company determined that an impairment of the carrying value of the goodwill attributable to its Stilson division had occurred. Accordingly, the Company recorded a charge for the impairment of Stilson goodwill of approximately $3.9 million in 1998.

       After allocating the portion of the goodwill associated with Stilson, the Company performed an assessment of the realizability of its remaining $3.5 million of goodwill from the 1989 acquisition. Based upon the changes in the Company since 1989 and the recent history of losses, the Company concluded that the realizability of the remaining goodwill was uncertain and that the carrying value should be written down to zero. As a result of this assessment the Company recorded an additional charge for the impairment of the remaining goodwill of $3.5 million in the second half of 1998.

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

       Stock-Based Compensation

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

       Comprehensive Income

       On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new standards for the reporting and display of comprehensive income and its components. The accompanying consolidated statements of stockholders' investment presents the Company's comprehensive income, which includes foreign currency translation adjustments and unrealized net of tax gains and losses from available-for-sale investments.

       Fair Values of Financial Instruments

       The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, current maturities of long-term debt, accounts payable and long-term debt. The estimated fair value of these financial instruments approximates their carrying value as of December 31, 1999.

       Concentration of Credit Risk

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

       Recent Accounting Pronouncements

       In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements.

       Reclassification

       Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

(3)    ACQUISITION OF LASIRIS

       On May 13, 1998, the Company acquired Lasiris, Inc. ("Lasiris"), a Canadian manufacturer of industrial lasers for the machine vision and industrial inspection industries. The acquisition was accounted for as a purchase, and accordingly, the initial purchase price and acquisition costs aggregating approximately $5.5 million have been allocated to the assets acquired, which consist of approximately $4.0 million in identifiable assets, approximately $1.7 million in goodwill, and approximately $1.1 million of in-process research and development. The purchase price allocations represent the fair values determined by an independent appraisal. The Company has assigned a ten-year life for the identified intangible assets and the goodwill.

       The $1.1 million of purchase price allocated to in-process research and development represented incomplete research and development projects at the date of acquisition. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of acquisition, the development of these projects had not reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were charged to operations as of the acquisition date.

       In connection with the acquisition, the stockholders of Lasiris received an aggregate of approximately $3.2 million in cash and 444,146 shares of Lasiris Holding Inc.'s capital stock which are exchangeable for shares of the Company's common stock on a one for one basis. The Company financed the cash portion of the consideration through (i) a private placement of 350,000 shares of the Company's common stock at a price of $3.50 per share; (ii) a loan in the amount of $750,000 from a bank which is secured by a second mortgage interest in the Company's headquarters; (iii) a loan of approximately $800,000 pursuant to a credit agreement between the Toronto Dominion Bank and Lasiris; and (iv) cash in the amount of $950,000 received pursuant to the prepayment of a note receivable due to the Company.

       The following unaudited, pro forma financial information assumes that the acquisition of Lasiris took place at the beginning of 1998:

                                                             1998
                                                          (Unaudited)

         Net revenues                                    $ 14,155,590
         Net loss                                        $(10,213,921)
         Net loss per share                              $      (3.15)
         Weighted average shares outstanding                3,239,296

(4)    INCOME TAXES

       The components of the provision (benefit) for income taxes are as follows:

                                                For the Years Ended
                                                    December 31,
                                               1999               1998

       Current-
          Federal                           $ (98,000)         $(283,000)
          State                               (18,000)           (88,000)
          Foreign                              78,000             68,000
                                            ---------          ---------

                                              (38,000)          (303,000)
                                            ---------          ---------

       Deferred-
          Federal                              98,000            146,000
          State                                18,000             26,000
          Foreign                                  --                 --
                                            ---------          ---------

                                              116,000            172,000
                                            ---------          ---------

                                            $  78,000          $(131,000)
                                            =========          =========

       The following is a reconciliation of the federal income tax (benefit) calculated at the statutory rate of 34% to the recorded amount:

                                                                      For the Years
                                                                    Ended December 31,
                                                                   1999           1998
       Applicable statutory federal income tax benefit         $  (333,000)   $(3,447,000)
       State income taxes, net of federal income tax benefit       (59,000)      (608,000)
       Non-deductible amortization and impairment charge           228,000      3,137,000
       Acquired in process research and development                     --        435,000
       Other, net                                                  (41,000)       142,000
       Valuation allowance                                         283,000        210,000
                                                               -----------    -----------

                                                               $    78,000    $  (131,000)
                                                               ===========    ===========

       The significant items composing the deferred tax asset and liability at December 31, 1999 and 1998 are as follows:

                                                                        December 31,
                                                                    1999           1998
                                                                 -----------    -----------
       Net operating loss carryforwards                          $   789,000    $   758,000
       Financial reserves not yet deductible                         470,000        208,000
       Accelerated depreciation and property-basis differences      (772,000)      (841,000)
       Identified intangible assets                               (1,038,000)    (1,154,000)
       Other                                                           6,000         85,000
       Valuation allowance                                          (493,000)      (210,000)
                                                                 -----------    -----------

                                                                 $(1,038,000)   $(1,154,000)
                                                                 ===========    ===========

       The Company has provided a valuation allowance for a portion of deferred tax assets that may not be realized. As of December 31, 1999, the Company's federal net operating loss carryforward totaled approximately $2.0 million.

       As of December 31, 1999, the Company had net operating loss carryforwards
       (NOLs) of approximately $2.0 million available to offset future taxable income, if any. These carryforwards expire through 2019 and are subject to review and possible adjustment by the Internal Revenue Service. The Company's historical operating losses raise doubt as to the realizability of the deferred tax assets. As a result, management believes that it is more likely than not that the net deferred tax asset will not be realized.

(5)    INVENTORIES

       Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead. Inventories are as follows:

                                                  December 31,
                                               1999           1998

       Finished goods                       $  825,821     $  603,435
       Work-in-process                         419,472        201,695
       Raw materials                         4,721,398      5,455,649
                                            ----------     ----------

                                            $5,966,691     $6,260,779
                                            ==========     ==========

(6)    NOTE RECEIVABLE

       On September 24, 1999, the Company sold its military compass product line for $200,000 in cash and a note receivable of $100,000 from the buyer. The note demands payment of interest only for the first six months with interest and principal payable over the following twelve months.

(7)    LONG-TERM DEBT

       As of December 31, 1999 and 1998, debt consisted of the following:

                                                                                       December 31,
                                                                                    1999         1998
       Borrowings under Credit Agreement with Wells Fargo                         2,451,552           --

       Revolving line of credit, maturing March 31, 1999, payable to Fleet
       Bank, NA, with an interest rate at the bank's prime lending rate plus
       1/2% at December 31, 1998                                                         --    1,775,881

       Convertible subordinated notes payable                                     1,350,000    1,350,000

       Mortgage note payable to a bank (Salem facility), maturing August 29,
       2011, with an interest rate of 9.25% as of December 31, 1998; effective
       August 29, 1999 the rate was at the bank's prime rate plus 1%              1,319,360    1,379,489

                                                                                       December 31,
                                                                                    1999         1998
       Term loan with a bank, maturing on March 31, 1999, with an interest
       rate of prime plus 1/2% at December 31, 1998                                      --    1,014,905

       Mortgage Note with Danvers Savings Bank                                      750,000      750,000

       Borrowings under equipment line of credit                                    248,465      315,868

       Revolving line of credit, maturing April 1998, payable to a Hong Kong bank, with an interest rate at the bank's prime lending rate as
       defined (8.50%) at December 31, 1998                                         202,121      202,121

       Borrowings under Credit Agreement with Toronto Dominion Bank               1,123,945    1,066,546

       Revolving line of credit, maturing on demand, payable to a Singapore
       bank, with an interest rate of prime plus 2%                                  53,413           --

       Equipment loans payable to banks, with maturities through February
       2002, at interest rates ranging from 8.5% to 8.8%                             31,152       58,755

       Machinery and equipment capital lease obligation, maturing at various dates through November 2002, with interest rates ranging from of 7.8%
       to 8.0%                                                                      291,858      421,706
                                                                                 ----------   ----------

                                                                                  7,821,866    8,335,271

       Less - Current portion of long-term debt                                   4,010,953    4,644,131
                                                                                 ----------   ----------

                                                                                 $3,810,913   $3,691,140
                                                                                 ==========   ==========

       Borrowings under Credit Agreement with Wells Fargo

       On February 11, 1999 the Company entered in a credit agreement with Wells Fargo Business Credit, Inc., formerly Norwest Business Credit, Inc., with total borrowing availability up to $3,500,000. Initial proceeds were used to payoff the amounts outstanding under the credit agreement between the Company and Fleet National Bank of Massachusetts, N.A. The new credit facility with Wells Fargo consists of a $500,000 term loan that requires 60 monthly principal payments of $8,333, beginning April 1, 1999. The credit facility also provides for a revolving line of credit of up to $3.5 million less the amount of the term loan. The amount available for borrowing under this facility is also subject to a defined borrowing base consisting of eligible accounts receivable and inventory. The outstanding principal balance of all advances under this credit facility bears interest at a floating rate of the bank's base rate plus 2.5%. The Company's obligation under the Wells Fargo credit agreement is evidenced by a demand note and may be terminated at any time by Wells Fargo in its sole discretion, prior to the stated maturity date of March 1, 2002. The Company's obligations under this credit facility are secured by substantially all of the Company's assets other than real property. In addition, Mark W. Blodgett, the Company's Chief Executive Officer, has unconditionally guaranteed all amounts outstanding. The Credit and Security Agreement between the Company and Wells Fargo requires the Company to comply with certain affirmative and negative covenants. As of December 31, 1999 the Company has obtained a waiver for its events of default of its covenant regarding minimum earnings. As of December 31, 1999, $2,035,000 and $417,000 were outstanding under the revolving credit line and term loan, respectively. Approximately $133,000 was available for additional borrowings under the revolving credit line.

       Convertible Subordinated Notes Payable

       On February 18, 2000, all of the holders of the outstanding convertible subordinated notes payable elected to convert their notes. Notes totaling $1,350,000 were converted into 183,046 shares of common stock based on a conversion price of $7.375 per share.

       Mortgage Note Payable with Comerica Bank (Michigan)

       On January 21, 1999, the Company entered into an $824,000 mortgage loan with Comerica Bank, secured by a first mortgage on the Fraser, Michigan property. The loan bore interest at Comerica's prime rate. Payments were amortized over a 15-year period assuming a 7.75% rate of interest. The Company repaid this mortgage note payable in full using the proceeds from the sale of the Fraser, Michigan property in August 1999.

       Mortgage Note Payable with Danvers Savings Bank (New Hampshire)

       On May 13, 1998, the Company entered into a $750,000 second mortgage loan with Danvers Savings Bank (the "Danvers Loan"). This loan bears interest at a rate of 11%, requires monthly payments of interest only, and its original maturity date of May 13, 1999 was extended to February 28, 2001. Under the terms of the extension, Danvers Savings Bank lowered the interest rate to 10% and requires monthly payments of principal and interest on a 10-year amortization schedule with $25,000 of additional principal due each quarter until maturity. As of December 31, 1999, the balance due under the Danvers Loan was $750,000.

       Borrowings under Credit Agreement with Toronto Dominion Bank

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

       The TD Line of Credit bears interest at 1% over the TD Bank prime rate, requires monthly payments of interest only, and is payable on demand. As of December 31, 1999, borrowings on the TD Line of Credit were $1.0 million CDN ($702,000 US). The TD Four Year Term Loan bears interest at 2% over the TD Bank prime rate, matures on May 13, 2002, and requires monthly principal payments of $21,000 CDN (approximately $15,000 US) plus interest. As of December 31, 1999, the outstanding balance on the TD Four-Year Term Loan was $604,000 CDN ($418,000 US). The TD Two Year Term Loan bears interest at 2% over the TD Bank prime rate, matures on May 13, 2000, and requires monthly principal payments of $4,000 CDN (approximately $3,000 US) plus interest. As of December 31, 1999, the outstanding balance on the TD Two-Year Term Loan was $4,000 CDN ($3,000
       US).

       Borrowings under Equipment Line of Credit with Granite Bank

       On May 20, 1997 the Company entered into an equipment line of credit agreement with Granite Bank to finance capital equipment related to new product development. The line of credit provides that equipment purchases will be converted quarterly into a series of five year notes, not to exceed $500,000 in the aggregate, bearing interest at the prime rate plus .75%. As of December 31, 1999, the Company had borrowed $248,000 pursuant to such line of credit.

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

       In December 1998, the Company also issued 100,908 shares to the Company's chief executive officer in exchange for his guarantee of certain indebtedness to the Company. The value of the shares, totaling $108,000, was recorded as a charge to operations in the accompanying statement of operations in 1998.

(9)    STOCK OPTIONS

       Stock Option Plans

       During 1994, the Company adopted a stock option plan (the 1994 Option
       Plan) for the purpose of issuing both Incentive Options and Nonqualified Options to officers, employees and directors of the Company. No options may be granted under this plan and as of December 31, 1999, there were no options outstanding under the 1994 Option Plan.

       In March 1996, the Company adopted the 1996 Stock Option and Incentive Plan (the 1996 Option Plan) for the purpose of issuing both Incentive Options and Nonqualified Options to officers, employees and directors of the Company. A total of 150,000 shares of common stock were reserved for issuance under this plan. In May 1998, the Company increased the total shares reserved for issuance under this plan by 150,000 shares for a total of 300,000 shares. In May 1999, the Company increased the total shares reserved for issuance under this plan by 300,000 shares for a total of 600,000 shares available for issuance. Options may be granted under the Option Plan on such terms and at such prices as determined by the Board of Directors, except that the options cannot be granted at less than 100%, or in certain circumstances not less than 110%, of the fair market value of the common stock on the date of the grant. Each option will be exercisable after the period or periods specified in the option agreement, but no option may be exercised after the expiration of 10 years from the date of grant.

       The following is a summary of the activity for the Company's stock options:

                                                 Number of                          Weighted
                                                   Shares       Price Range      Average Price

       Outstanding at December 31, 1997            265,040     $3.70 - $7.25        $  5.97

            Granted                                128,000     $1.75 - $5.16        $  3.37
            Forfeited                              (13,700)    $4.40 - $6.00        $  4.94

            Exercised                               (2,300)    $        4.40        $  4.40
                                                  --------     -------------        -------

       Outstanding at December 31, 1998            377,040     $1.75 - $7.25        $  5.13

            Granted                                410,405     $1.31 - $1.94        $  1.61
            Forfeited/Cancelled                   (364,040)    $1.75 - $7.25        $  5.12
                                                  --------     -------------        -------

       Outstanding at December 31, 1999            423,405     $1.31 - $1.94        $  1.61
                                                  ========     =============        =======

       Exercisable at December 31, 1999                 --     $          --             --
                                                  ========     =============        =======

       In 1999, the Company granted options to purchase 20,000 shares of options to common stock with a weighted average exercise price of $ 1.69 per share to nonemployees. The Company determined that the fair value of these options totaled $26,000 using the Black-Scholes option valuation model. The fair value of these options will be recorded as a charge to operations as the options vest. In 1999, the Company recorded compensation expense totaling $13,000 relating to these options.

       Stock-Based Compensation

       The Company elected to account for its stock-based compensation plan under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1999 and 1998 using the Black-Scholes option pricing model as prescribed by SFAS No. 123, using the following weighted-average assumptions for grants in 1999 and 1998:

                                                  1999                1998

       Risk-free interest rate                 5.08%-6.41%         4.70%-5.97%
       Expected dividend yield                      -                   -
       Expected life                             10 years            10 years
       Expected volatility                         67%                 62%

       The total value of options granted during 1998 and 1999 would be amortized on a pro forma basis over the vesting period of the options. Options generally vest equally over two years. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net loss and net loss per share would have increased as reflected in the following pro forma amounts:

                                               Year Ended December 31,
                                               1999              1998
       Net loss-
         As reported                       $(1,057,627)     $(10,005,896)
         Pro forma                         $(1,556,581)     $(10,331,756)
       Net loss per share-
         As reported                            $(0.28)           $(3.25)
         Pro forma                              $(0.41)           $(3.36)

(10)   EMPLOYEE BENEFIT PLANS

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

       On January 17, 1994, the Company established the Stocker & Yale 401(k) Plan (the Plan). Under the Plan, employees are allowed to make pretax retirement contributions. In addition, the Company may make matching contributions, not to exceed 100% of the employee contributions, and profit sharing contributions at its discretion. Upon termination of the Company's defined benefit pension plans in December 1998, the Company made a $98,000 contribution to the 401(k) Plan and contributed $36,000 in fiscal 1999. The Company incurred costs of approximately $5,000 in both 1999 and 1998 to administer the Plan.

(11)   COMMITMENTS

       The Company leases facilities and equipment under operating leases. The future minimum lease payments as of December 31, 1999 are as follows:

       For the Year Ending December 31,                            Amount

       2000                                                    $      205,000
       2001                                                           202,000
       2002                                                           162,000
       Thereafter                                                     148,000
                                                               --------------

                Total minimum lease payments                   $      717,000
                                                               ==============

       Total rent expense for operating leases charged to operations was $52,000 in 1999 and $48,000 in 1998.

(12)   SEGMENT INFORMATION

       The Company has adopted the SFAS No. 131, Disclosures About Segments of an Enterprise and Related information. SFAS No. 131 requires financial and supplementary information to be disclosed on an annual and interim basis of each reportable segment of an enterprise. SFAS No. 131 also establishes standards for related disclosures about product and services, geographic areas and major customers. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision-maker is the chief executive officer.

       The Company evaluates its operations in two product segments: Measuring and Inspection Instruments and Machine Components and Accessories.

       The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its segments based on revenues and segment profitability. Segment profitability is defined by the Company as the loss from operations. Noncash expenses included in the segment profitability measure have been detailed separately in the table below.

                                                   Year Ended December 31,
                                                    1999            1998

       Net sales:
         Measuring and Inspection Instruments   $ 11,482,666    $  9,273,434
         Machine Components and Accessories        2,861,096       3,311,888
                                                ------------    ------------
                                                $ 14,343,761    $ 12,585,322
                                                ============    ============

       Operating loss:
         Measuring and Inspection Instruments   $   (698,681)   $ (5,355,750)
         Machine Components and Accessories         (386,796)     (4,179,981)
                                                ------------    ------------
                                                $ (1,085,477)   $ (9,535,731)
                                                ============    ============

       Identifiable assets:
         Measuring and Inspection Instruments   $ 16,891,882    $ 17,867,643
         Machine Components and Accessories          870,929       1,113,144
                                                ------------    ------------
                                                $ 17,762,811    $ 18,980,787
                                                ============    ============

       Noncash expenses:
         Measuring and Inspection Instruments   $    706,072    $    609,640
         Machine Components and Accessories          327,059         216,643
                                                ------------    ------------
                                                $  1,033,131    $    826,283
                                                ============    ============

       Sales to unaffiliated customers in foreign countries outside of the United States represented approximately 22% and 9% of net sales for fiscal 1999 and 1998, respectively. The Company's export sales are denominated in U.S. dollars.

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III.

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

       Information pertaining to directors and executive officers of the Company is set forth under "Election of Directors" in the Company's Proxy Statement for the Special Meeting in Lieu of an Annual Meeting of Stockholders to be held on May 30, 2000 (the "Proxy Statement"), and is incorporated herein by reference.

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

         10.1(a) Credit and Security Agreement dated February 11, 1999 by and between Stocker & Yale and Norwest Business Credit, Inc.

         10.1(b) Demand Note dated February 11, 1999 issued to Norwest Business Credit, Inc. by Stocker & Yale.

         10.1(c) Guaranty dated February 11, 1999 by and between Mark W. Blodgett and Norwest Business Credit, Inc.

         10.2(a) Mortgage Note dated January 11, 1999 issued to Comerica Bank by Stocker & Yale.

         10.2(b) Continuing Collateral Mortgages dated January 21, 1999 by Stocker & Yale to Comerica Bank.

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

        Exhibit
        Number                            Description
        ------                            -----------

         10.8(c) Form of Nonqualified Option Agreement for employees under the Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit 10.8(c) of Stocker & Yale's Form 10-SB, as amended, filed on November 2, 1995.

         10.8(d) Form of Nonqualified Option Agreement for Outside Directors under the Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit 10.8(d) of Stocker & Yale's Form 10-KSB, as amended, filed on November 2, 1995.

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

        Exhibit
        Number                            Description
        ------                            -----------

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

         10.17(a) Credit Agreement, dated as of May 13, 1998, by and between Toronto-Dominion Bank and Lasiris, Inc.

         10.17(b) Guarantee and Postponement of Claim, dated as of May 13, 1998, by Stocker & Yale.

         *21.1    Subsidiaries of the Company

         *23.1    Consent of Arthur Andersen LLP

         *27.1    Financial Data Schedule

-----------------------
*      Filed herewith

(b)    Reports on Form 8-K

There were no reports filed on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf, thereunto duly authorized.

                                         STOCKER & YALE, INC.


Date:    March 30, 2000                  By :  /s/ Mark W. Blodgett
     ---------------------                   ----------------------
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

       Signature                    Title                           Date
       ---------                    -----                           ----

/s/ Mark W. Blodgett       Chairman of the Board               March 30, 2000
-----------------------    of Directors and Chief
    Mark W. Blodgett       Executive Officer

/s/ Alain Beauregard       President, Chief Technology         March 30, 2000
-----------------------    Officer and Director
    Alain Beauregard

/s/ Lawrence Blodgett      Director                            March 30, 2000
-----------------------
    Lawrence Blodgett

/s/ Clifford Abbey         Director                            March 30, 2000
-----------------------
    Clifford Abbey

/s/ Steven E. Karol        Director                            March 30, 2000
-----------------------
    Steven E. Karol

/s/ John M. Nelson         Director                            March 30, 2000
-----------------------
    John M. Nelson

/s/ Dr. Herbert Cordt      Director                            March 30, 2000
-----------------------
    Dr. Herbert Cordt

/s/ Gary B. Godin          Senior Vice President-Finance       March 30, 2000
-----------------------    and Treasurer
    Gary B. Godin