Form 10QSB
period 2000-03-31
STOCKER & YALE INC
filed 2000-05-15
CIK 94538

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------

                                   FORM 10-QSB
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   X  Yes ________No

As of April 30, 2000 there were 3,944,627 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):  _______Yes   X  No

                           PART I FINANCIAL STATEMENTS
                      ITEM 1.1 CONSOLIDATED BALANCE SHEETS
                              STOCKER & YALE, INC.


                            ASSETS
                                                                                  March 31, 2000  December 31,1999
                                                                                   (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                       $  7,460,000    $    121,000
   Accounts receivable, net of reserves of $88,000 and $84,000 in 2000 and 1999,
     respectively                                                                     2,894,000       2,420,000
   Prepaid taxes                                                                        278,000         224,000
   Inventory                                                                          6,132,000       5,967,000
   Prepaid expenses                                                                     279,000         171,000
                                                                                   ------------    ------------
         Total current assets                                                        17,043,000       8,903,000
                                                                                   ------------    ------------
PROPERTY, PLANT AND EQUIPMENT, NET                                                    3,635,000       3,687,000
                                                                                   ------------    ------------
NOTE RECEIVABLE                                                                         100,000         100,000
                                                                                   ------------    ------------
GOODWILL, NET OF ACCUMULATED AMORTIZATION                                             2,143,000       2,209,000
                                                                                   ------------    ------------
IDENTIFIED INTANGIBLE ASSETS                                                          2,509,000       2,587,000
                                                                                   ------------    ------------
OTHER ASSETS                                                                             66,000          66,000
                                                                                   ------------    ------------
                                                                                   $ 25,496,000    $ 17,552,000
                                                                                   ============    ============
                       LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
   Current portion of long-term debt                                               $  3,433,000    $  3,798,000
   Accounts payable                                                                   2,794,000       3,433,000
   Accrued expenses                                                                   1,095,000         940,000
   Short-term lease obligation                                                          189,000         213,000
                                                                                   ------------    ------------
         Total current liabilities                                                    7,511,000       8,384,000
                                                                                   ------------    ------------
LONG-TERM DEBT                                                                        2,636,000       3,811,000
                                                                                   ------------    ------------
OTHER LONG-TERM LIABILITIES                                                             565,000         565,000
                                                                                   ------------    ------------
DEFERRED INCOME TAXES                                                                 1,002,000       1,038,000
                                                                                   ------------    ------------
STOCKHOLDERS' INVESTMENT:
   Common stock, par value $0.001
     Authorized--10,000,000
     Issued and outstanding-- 4,340,571 and 3,802,525 at March 31, 2000 and
        December 31, 1999, respectively                                                   4,000           4,000
   Paid-in capital                                                                   24,531,000      14,425,000
   Accumulated other comprehesive income                                                (70,000)        (18,000)
   Accumulated deficit                                                              (10,683,000)    (10,657,000)
                                                                                   ------------    ------------
         Total stockholders' investment                                              13,782,000       3,754,000
                                                                                   ------------    ------------
                                                                                   $ 25,496,000    $ 17,552,000
                                                                                   ============    ============


                           PART I FINANCIAL STATEMENTS

                 ITEM 1.2 CONSOLIDATED STATEMENTS OF OPERATIONS

                              STOCKER & YALE, INC.


                                           THREE MONTHS ENDED
                                               MARCH 31,
                                            2000          1999
                                        (unaudited)    (unaudited)

NET SALES                              $ 4,705,000    $ 3,421,000

COST OF SALES                            2,968,000      2,107,000
                                       -----------    -----------

         Gross profit                    1,737,000      1,314,000

SELLING EXPENSES                           485,000        458,000

GENERAL AND ADMINISTRATIVE EXPENSES        910,000        808,000

RESEARCH AND DEVELOPMENT                   229,000        222,000
                                       -----------    -----------

         Operating income/ (loss)          113,000       (174,000)

OTHER INCOME                                18,000           --
INTEREST EXPENSE                           138,000        172,000
                                       -----------    -----------

         Loss before income taxes           (7,000)      (346,000)

INCOME TAX  EXPENSE                         19,000         25,000
                                       -----------    -----------

         Net loss                      $   (26,000)   $  (371,000)
                                       ===========    ===========

BASIC LOSS PER SHARE                   $     (0.01)   $     (0.10)
                                       ===========    ===========

BASIC WEIGHTED-AVERAGE COMMON SHARES     3,981,874      3,680,816
                                       ===========    ===========


                           PART I FINANCIAL STATEMENTS

                 ITEM 1.3 CONSOLIDATED STATEMENTS OF CASH FLOWS

                              STOCKER & YALE, INC.


                                                                                    THREE MONTHS ENDED
                                                                                          MARCH 31
                                                                                     2000           1999
                                                                                  (unaudited)    (unaudited)
                                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      $   (26,000)   $  (371,000)
   Adjustments to reconcile net loss to net cash used in/provided by operating activities-
     Depreciation and amortization                                                   298,000        355,000
     Deferred income taxes                                                           (36,000)         3,000
     Other changes in assets and liabilities-
       Accounts receivable, net                                                     (474,000)       (72,000)

       Inventories                                                                  (165,000)       116,000

       Prepaid income taxes                                                          (54,000)         4,000

       Prepaid expenses                                                             (108,000)       (52,000)
       Accounts payable                                                             (639,000)      (449,000)
       Accrued expenses                                                              155,000        133,000
                                                                                 -----------    -----------

           Net cash used in operating activities                                  (1,049,000)      (333,000)
                                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property, plant and equipment                                        (127,000)      (109,000)
                                                                                 -----------    -----------

          Net cash used in investing activities                                    (127,000)      (109,000)
                                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                                              8,756,000        200,000
   Proceeds  (payments) from  bank debt                                             (214,000)       195,000
                                                                                 -----------    -----------
           Net cash provided by financing activities                               8,542,000        395,000
                                                                                 -----------    -----------
EXHANGE RATE EFFECTS ON CASH                                                         (27,000)       (27,000)
                                                                                 -----------    -----------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                               7,339,000        (74,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       121,000         86,000
                                                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 7,460,000    $    12,000
                                                                                 ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                         $   147,000    $   158,000
                                                                                 ===========    ===========
  Cash paid for taxes                                                            $    54,000    $     5,000
                                                                                 ===========    ===========

SUPPLEMENTAL DISCLOSURE OF  NONCASH FINANCING ACTIVITIES:
  Conversion of subordinated debt to common stock                                $ 1,350,000
                                                                                 ===========


                          PART 1. FINANCIAL STATEMENTS

                                   (CONTINUED)

NOTES TO FINANCIAL STATEMENTS

1.       Basis of Presentation

The interim consolidated financial statements presented have been prepared by Stocker & Yale, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2000 and March 31,1999, (b) the financial position at March 31, 2000, and
(c) the cash flows for the three month periods ended March 31, 2000 and March 31,1999. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31,1999, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.

2.       Earnings per Share

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, basic and diluted net loss per common share for the three months ended March 31, 2000 and 1999 and is calculated by dividing the net loss applicable to common stockholders by the weighted average number of vested common shares outstanding.

3.   Segment Information

The Company's operations were conducted primarily within the following industry segments for the three months ended March 31, 2000 and 1999:


                                               THREE MONTHS ENDED MARCH 31, 2000

                                         MEASURING AND         MACHINE
                                          INSPECTION       COMPONENTS AND
                                          INSTRUMENTS        ACCESSORIES           TOTAL
Net sales                               $    3,937,000     $     768,000      $    4,705,000
Operating income (loss)                        218,000          (105,000)            113,000



                                                THREE MONTHS ENDED MARCH 31, 1999
                                         MEASURING AND         MACHINE
                                          INSPECTION       COMPONENTS AND
                                          INSTRUMENTS        ACCESSORIES            TOTAL

Net sales                               $    2,718,000     $     703,000      $    3,421,000
Operating loss                                (122,000)          (52,000)           (174,000)


4.       Comprehensive Income/(loss)

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

During the three month periods ended March 31, 2000 and 1999 the Company's comprehensive loss was $78,000 and $402,000, respectively.

5.   Revenue Recognition

The Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The guidance is effective for the second quarter 2000. The Company does not expect the adoption of SAB 101 to have a material impact on the Company's results of operations.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND OPERATING RESULTS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. WHEN THE COMPANY USES WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT," "INTEND," AND OTHER SIMILAR EXPRESSIONS, THEY GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE, FOR EXAMPLE, STATEMENTS RELATING TO ACQUISITIONS AND RELATED FINANCIAL INFORMATION, DEVELOPMENT ACTIVITIES, BUSINESS STRATEGY AND PROSPECTS, FUTURE CAPITAL EXPENDITURES, SOURCES AND AVAILABILITY OF CAPITAL, ENVIRONMENTAL AND OTHER REGULATIONS AND COMPETITION. INVESTORS SHOULD EXERCISE CAUTION IN INTERPRETING AND RELYING ON FORWARD-LOOKING STATEMENTS SINCE THEY INVOLVE KNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH ARE, IN SOME CASES, BEYOND THE COMPANY'S CONTROL AND COULD MATERIALLY AFFECT THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS.

RESULTS OF OPERATIONS

The following discussion should be read in conjuction with the attached consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1999.

FISCAL QUARTERS ENDED MARCH 31, 2000 AND 1999

NET SALES

Net sales were $4.7 million in the three months ended March 31, 2000 compared to $3.4 million in the first fiscal quarter of 1999, an increase of 38.2% or $1.3 million.

MEASURING AND INSPECTION INSTRUMENTS

Net sales from the Company's illumination and telecommunication component products were $3.5 million in the first quarter of 2000 compared to $2.3 million in the comparable quarter in 1999, an increase of 52.2% or $1.2 million. This increase was largely due to increased sales of fluorescent and fiber optic illumination products from the Company's Salem facility and additional of sales contributed by the Company's Montreal facility ("Lasiris"), which include laser and telecom component products. The increases in these net sales are a result of the Company's continued strategic business decision to shift its focus toward illumination and photonics products.

Net sales from printer and recorder products increased slightly from $273,000 in the first quarter of fiscal 1999 to $296,000 in the comparable quarter of fiscal 2000, an 8.4% increase.

Net sales from the Company's military products, largely compasses and watches, were $91,000 in the first quarter of fiscal 2000 compared to $116,000 in the first quarter of fiscal 1999, representing a 21.6% decrease. The decrease resulted from the sale of the business assets associated with the Company's compass product line in September 1999.

MACHINE TOOL COMPONENTS AND ACCESSORIES

Net sales from machine components and accessories increased from $703,000 in the first quarter of 1999 to $768,000 in the first quarter of 2000, an increase of 9.3%. The primary reason for the increase was higher unit shipments of the Company's power clamp products.

COST OF SALES

Cost of sales were $3.0 million in the first quarter of fiscal 2000 compared to $2.1 million in the comparable quarter of fiscal 1999, an increase of 42.9% or $900,000. The increase in cost of sales resulted from an increase in net sales during the same period.

Gross profit was $1.7 million in the first quarter of fiscal 2000 compared to $1.3 million in the comparable quarter of 1999. Gross margin decreased from 38.2% in 1999 to 36.2% in 2000. Gross margin declined primarily because of increased unabsorbed manufacturing costs resulting from the expansion of manufacturing capacity faster than increases in net sales volume.

OPERATING EXPENSES

Selling expenses were $485,000 in the three months ended March 31, 2000, or 10.3% of net sales, compared to $458,000 in the comparable quarter in 1999, or 13.4% of net sales. General and administrative expenses were $910,000 in the first quarter of fiscal 2000, or 19.3% of net sales, compared to $808,000, or 23.6% of net sales in the comparable quarter of fiscal 1999. Included in general and administrative expenses for the three months ended March 31, 2000 and 1999 was $144,000 of amortization expense primarily for goodwill and other identifiable intangible assets associated with the acquisition of Lasiris in May 1998. Research and development expenses were $229,000 in the first quarter of fiscal 2000, or 4.9% of net sales compared to $222,000, or 6.5% of net sales in the comparable quarter of 1999.

INTEREST EXPENSE

Interest expense was $138,000 in the first quarter of fiscal 2000 compared to $172,000 in 1999. The decrease in interest expense resulted primarily from lesser borrowings to fund working capital.

PROVISION FOR INCOME TAXES

The Company recorded a provision for income taxes of $19,000 in the fiscal quarter ended March 31, 2000 compared to $25,000 in the comparable quarter in 1999. The tax provisions are a result of taxable income generated in Canada that could not be used to offset operating losses in the United States. The Company has recorded a valuation allowance against its net deferred tax assets in 2000 and 1999 as the Company has concluded that it is not likely such deferred tax asset would be realized.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has financed its operations primarily through third-party credit facilities and cash from operations. On March 3, 2000, the Company completed a private placement of 355,000 common shares at a price of $26.00 per share totaling net proceeds of approximately $8.8 million. For the three months ended March 31, 2000, cash and cash equivalents increased $7.3 million.

Cash used in operating activities was $1.0 million in the first three month of fiscal 2000 and resulted from the decrease in accounts payable of $639,000 and the increase of accounts receivable of $474,000 which was slightly offset by depreciation and amortization charges of $298,000.

Cash of $8.5 million was provided by financing activities, primarily due to the receipt of $8.8 million from the sale of common stock in a private placement, offset by $217,000 used to pay down bank debt. Cash used in investing activities was $127,000 in the three month ended March 31, 2000 resulting from the purchases of fixed assets.

On February 18, 2000, the Company announced that all of the holders of its $1.35 million 7 1/4% Convertible Subordinated Notes due May 1, 2001 had elected to convert their Notes. The Notes were converted into 183,046 shares of common stock based on a conversion price of $7.375 per share.

On February 11, 1999 the Company entered in a new credit agreement with Wells Fargo Business Credit, Inc., formerly Norwest Business Credit, Inc., with total borrowing availability up to $3,500,000. Initial proceeds were used to payoff the amounts outstanding under the credit agreement between the Company and Fleet National Bank of Massachusetts, N.A. The new credit facility with Wells Fargo consists of a $500,000 term loan that requires 60 monthly principal payments of $8,333, beginning April 1, 1999. The credit facility also provides for a revolving line of credit of up to $3.5 million less the amount of the term loan. The amount available for borrowing under this facility is also subject to a defined borrowing base consisting of eligible accounts receivable and inventory. As of March 31, 2000, $2.5 million was outstanding under the term loan and revolving credit line and approximately $256,000 was available for additional borrowings. The outstanding principal balance of all advances under this credit facility bears interest at a floating rate of the bank's base rate plus 2.5%. The Company's obligation under the Wells Fargo credit agreement is evidenced by a demand note and may be terminated at any time by Wells Fargo in its sole discretion, prior to the stated maturity date of March 1, 2002. The Company's obligations under this credit facility are secured by substantially all of the Company's assets other than real property. In addition, Mark W. Blodgett, the Company's Chief Executive Officer, has unconditionally guaranteed all amounts outstanding. The Credit and Security Agreement between the Company and Wells Fargo requires the Company to comply with certain affirmative and negative covenants. As of March 31, 2000 the Company was not in default of its covenant regarding minimum earnings.

On May 13, 1998, the Company entered into a $750,000 second mortgage loan with Danvers Savings Bank (the "Danvers Loan"). This loan bears interest at a rate of 11%, requires monthly payments of interest only, and its original maturity date of May 13, 1999 has been extended to February 28, 2001. Under the terms of the extension, Danvers Savings Bank lowered the interest rate to 10% and requires monthly payments of principal and interest on a ten-year amortization schedule with $25,000 of additional principal due each quarter until maturity. As of March 31, 2000, the balance due under the Danvers Loan was $713,000.

On May 13, 1998, Lasiris entered into a credit agreement with Toronto Dominion Bank ("TD Bank"). The credit agreement provides for (i) a $1,000,000 CDN Operating Line of Credit (the "TD Line of Credit"); (ii) a $1,000,000 CDN Term Loan (the "TD Four Year Term Loan"); (iii) an $83,333 CDN Term Loan (the "TD Two Year Term Loan"); and (iv) a $4,461 CDN Letter of Guarantee of (the "Letter of Guarantee"). The TD Line of Credit bears interest at 1% over the TD Bank prime rate, requires monthly payments of interest only, and is payable on demand. As of March 31, 2000, borrowings on the TD Line of Credit were $1.0 million CDN ($691,000 US). The TD Four Year Term Loan bears interest at 2% over the TD Bank prime rate, matures on May 13, 2002, and requires monthly principal payments of $21,000 CDN (approximately $15,000 US) plus interest. As of March 31, 2000, the outstanding balance on the TD Four-Year Term Loan was $542,000 CDN ($374,000 US). The TD Two Year Term Loan bears interest at 2% over the TD Bank prime rate, matures on

May 13, 2000, and requires monthly principal payments of $4,000 CDN (approximately $3,000 US) plus interest. As of March 31, 2000, the TD Two-Year Term Loan was paid in full.

On May 20, 1997 the Company entered into an equipment line of credit agreement with Granite Bank to finance capital equipment related to new product development. The line of credit provides that equipment purchases will be converted quarterly into a series of five year notes, not to exceed $500,000 in the aggregate, bearing interest at the prime rate plus .75%. As of March 31, 2000, the Company had borrowed $230,000 pursuant to such line of credit.

As of March 31, 2000, the Company believes that its available financial resources are adequate to meet foreseeable working capital, debt service and capital expenditure requirements through the next twelve months.

                                     PART II

                ITEM. 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

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

STOCKER & YALE, INC.

May 15, 2000                    /s/ MARK W. BLODGETT
                                ------------------------------------
                                Mark W. Blodgett,
                                Chairman and Chief Executive Officer

May 15, 2000                    /s/ GARY B. GODIN
                                ------------------------------------
                                Gary B. Godin,
                                Senior Vice President-Finance and Treasurer