Form 10QSB
period 2000-06-30
STOCKERYALE INC
filed 2000-08-21
CIK 94538

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB
                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                          COMMISSION FILE NUMBER 0-5460

                  --------------------------------------------


                                STOCKERYALE, INC.
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

As of July 31, 2000 there were 8,085,904 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):     Yes  X  No
                                                           ---     ---

                           PART I FINANCIAL STATEMENTS
                      ITEM 1.1 CONSOLIDATED BALANCE SHEETS
                                STOCKERYALE, INC.



                                                                                    June 30, 2000    December 31,1999
                                                                                     (unaudited)
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                         $  5,137,000      $    121,000
   Accounts receivable, net of reserves of $78,000 and $84,000 in 2000 and 1999,
     respectively                                                                       3,639,000         2,420,000
   Prepaid taxes                                                                          355,000           224,000
   Inventory                                                                            6,683,000         5,967,000
   Prepaid expenses                                                                       344,000           171,000
                                                                                     ------------      ------------

         Total current assets                                                          16,158,000         8,903,000
                                                                                     ------------      ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                      4,209,000         3,687,000
                                                                                     ------------      ------------
NOTE RECEIVABLE                                                                           100,000           100,000
                                                                                     ------------      ------------
GOODWILL, NET OF ACCUMULATED AMORTIZATION                                               3,603,000         2,209,000
                                                                                     ------------      ------------
IDENTIFIED INTANGIBLE ASSETS                                                            2,854,000         2,587,000
                                                                                     ------------      ------------
OTHER ASSETS                                                                              316,000            66,000
                                                                                     ------------      ------------

                                                                                     $ 27,240,000      $ 17,552,000
                                                                                     ============      ============

                       LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:

   Current portion of long-term debt                                                 $  3,239,000      $  3,798,000
   Accounts payable                                                                     2,238,000         3,433,000
   Accrued expenses                                                                     1,354,000           940,000
   Short-term lease obligation                                                            202,000           213,000
                                                                                     ------------      ------------

         Total current liabilities                                                      7,033,000         8,384,000
                                                                                     ------------      ------------

LONG-TERM DEBT                                                                          2,726,000         3,811,000
                                                                                     ------------      ------------

OTHER LONG-TERM LIABILITIES                                                               929,000           565,000
                                                                                     ------------      ------------

DEFERRED INCOME TAXES                                                                     996,000         1,038,000
                                                                                     ------------      ------------

STOCKHOLDERS' INVESTMENT:
   Common stock, par value $0.001
     Authorized--10,000,000
     Issued and outstanding-- 8,806,524 and 7,605,050 at June 30, 2000 and
        December 31, 1999, respectively                                                     4,000             4,000
   Paid-in capital                                                                     26,725,000        14,425,000
   Accumulated other comprehensive income                                                 (96,000)          (18,000)
   Accumulated deficit                                                                (11,077,000)      (10,657,000)
                                                                                     ------------      ------------

         Total stockholders' investment                                                15,556,000         3,754,000
                                                                                     ------------      ------------

                                                                                     $ 27,240,000      $ 17,552,000
                                                                                     ============      ============


                           PART I FINANCIAL STATEMENTS
                 ITEM 1.2 CONSOLIDATED STATEMENTS OF OPERATIONS
                                STOCKERYALE, INC.


                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                           JUNE 30,                           JUNE 30,
                                                     2000             1999             2000               1999
                                                     ----             ----             ----               ----
NET SALES                                       $  5,736,000      $  3,426,000      $ 10,441,000      $  6,847,000

COST OF SALES                                      3,645,000         2,295,000         6,613,000         4,402,000
                                                ------------      ------------      ------------      ------------

         Gross profit                              2,091,000         1,131,000         3,828,000         2,445,000

SELLING EXPENSES                                     480,000           511,000           966,000           969,000

GENERAL AND ADMINISTRATIVE EXPENSES                1,040,000           666,000         1,804,000         1,329,000

AMORTIZATION AND GOODWILL EXPENSE
                                                     145,000           145,000           290,000           290,000

CHARGE FOR ACQUIRED IN-PROCESS RESEARCH AND
DEVELOPMENT                                          402,000                 -           402,000                 -

RESEARCH AND DEVELOPMENT                             275,000           214,000           503,000           437,000
                                                ------------      ------------      ------------      ------------

         Operating loss                             (251,000)         (405,000)         (137,000)         (580,000)

OTHER INCOME                                          39,000            91,000            56,000            91,000
INTEREST EXPENSE                                      70,000           185,000           208,000           356,000
                                                ------------      ------------      ------------      ------------

         Loss before income taxes                   (282,000)         (499,000)         (289,000)         (845,000)

INCOME TAX  EXPENSE (BENEFIT)                        113,000           (19,000)          132,000             6,000
                                                ------------      ------------      ------------      ------------

         Net loss                               $   (395,000)     $   (480,000)     $   (421,000)     $   (851,000)
                                                ============      ============      ============      ============

BASIC/DILUTIVE LOSS PER SHARE                   $      (0.05)     $      (0.06)     $      (0.05)     $      (0.11)
                                                ============      ============      ============      ============

BASIC WEIGHTED-AVERAGE COMMON SHARES               8,722,936         7,604,904         8,343,342         7,483,938
                                                ============      ============      ============      ============


                           PART I FINANCIAL STATEMENTS
         ITEM 1.3     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                STOCKERYALE, INC.


                                                                                         SIX MONTHS ENDED
                                                                                              JUNE 30
                                                                                        2000           1999
                                                                                    (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $  (421,000)     $  (851,000)
   Adjustments to reconcile net loss to net cash used in/provided by operating activities-
       Charge for acquired in-process research and development                         402,000
       Depreciation and amortization                                                   555,000          546,000
       Deferred income taxes                                                           (93,000)           5,000
       Other changes in assets and liabilities-
          Accounts receivable, net                                                  (1,083,000)          47,000
          Inventories                                                                 (592,000)          66,000
          Prepaid income taxes                                                        (120,000)           6,000
          Prepaid expenses                                                            (146,000)         118,000
          Accounts payable                                                          (1,242,000)        (366,000)
          Accrued expenses                                                             301,000          (59,000)
                                                                                   -----------      -----------

               Net cash used in operating activities                                (2,439,000)        (488,000)
                                                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                         (514,000)        (257,000)
   Long term investment                                                               (250,000)               -
   Business acquired, net of cash acquired                                              (2,000)               -
                                                                                   -----------      -----------

               Net cash used in investing activities                                  (766,000)        (257,000)
                                                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                                                8,756,000          200,000
   Proceeds  (payments) from  bank debt                                               (498,000)         572,000
                                                                                   -----------      -----------

               Net cash provided by financing activities                             8,258,000          772,000
                                                                                   -----------      -----------

EXHANGE RATE EFFECTS ON CASH                                                           (37,000)         (65,000)
                                                                                   -----------      -----------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                 5,016,000          (38,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         121,000           86,000
                                                                                   -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 5,137,000      $    48,000
                                                                                   ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                          $   301,000      $   246,000
                                                                                   ===========      ===========
   Cash paid for taxes                                                             $    74,000      $     5,000
                                                                                   ===========      ===========

SUPPLEMENTAL DISCLOSURE OF  NONCASH FINANCING ACTIVITIES:
   Conversion of subordinated debt to common stock                                 $ 1,350,000
                                                                                   ===========
   Fair value of shares used for acquisition of CorkOpt Ltd.                       $ 2,194,000
                                                                                   ===========
   Liabilities assumed in acquisition                                              $   717,000
                                                                                   ===========


                          PART 1. FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

The interim consolidated financial statements presented have been prepared by StockerYale, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2000 and 1999, (b) the financial position at June 30, 2000, and
(c) the cash flows for the six month periods ended June 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 1999, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.

2.  Stock Split

A stock split of the Company's outstanding common stock was effected. All shares and per share amounts of the common stock for all periods presented have been retroactively adjusted to reflect the stock split.

3.  Acquisition of CorkOpt Ltd and Purchase Price Allocation

On June 16, 2000, the Company acquired all of the outstanding shares of CorkOpt Ltd for approximately $3.2 million, consisting of approximately $256,000 in cash, 125,382 shares of the Company's common stock with a fair value of $2.2 million and assumed liabilities of 735,000. The Company accounted for the acquisition under the purchase method of accounting and accordingly, the operating results of CorkOpt Ltd. from the date of acquisition have been included in the accompanying consolidated statement of operations. The Company has allocated the purchase price based on preliminary estimates of the fair market value of the assets acquired, which consist of approximately $830,000 of identifiable tangible assets, including approximately $270,000 of cash, identified intangible assets of approximately $424,000, goodwill of approximately $1.5 million and approximately $402,000 of in-process reseach and development which was charged to operations in the second quarter of fiscal 2000. The purchase price allocations represent the fair values determined by an independent appraisal.

4.  Long Term Investment

The Company purchased 75,075 shares of a privately-held company in June 2000. The Company has accounted for the investment on a cost basis and has assessed no impairment of the asset as of June 30, 2000.

5.  Earnings per Share

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, basic and diluted net loss per common share for the three and six months ended June 30, 2000 and 1999 is calculated by dividing the net loss applicable to common stockholders by the weighted average number of vested common shares outstanding. Diluted net loss per share exclude the effect of 1,429,010 shares in 2000 and 1,319,912 shares in 1999 of potential common shares from stock options and warrants, because to include such shares would have been antidilutive.

6.  Segment Information

The Company's operations were conducted primarily within the following industry segments for the three and six months ended June 30, 2000 and 1999:


                                                       THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                          2000             1999             2000             1999
                                                          ----             ----             ----             ----
NET SALES:
  Measuring and Inspection Instruments                $ 5,006,000       $ 2,739,000    $ 8,943,000     $ 5,457,000
  Machine Components and Accessories                      730,000           687,000      1,498,000       1,390,000
                                                      -----------       -----------    -----------     -----------
                                                      $ 5,736,000       $ 3,426,000    $10,441,000     $ 6,847,000
                                                      ===========       ===========    ===========     ===========

OPERATING INCOME (LOSS):
  Measuring and Inspection Instruments                $  (159,000)      $  (341,000)   $    60,000     $  (465,000)
  Machine Components and Accessories                      (92,000)          (64,000)      (197,000)       (115,000)
                                                      -----------       -----------    -----------     -----------
                                                      $  (251,000)      $  (405,000)   $  (137,000)    $  (580,000)
                                                      ===========       ===========    ===========     ===========


7.  Comprehensive Income/(loss)

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

During the three month periods ended June 30, 2000 and 1999 the Company's comprehensive loss was $9,000 and $601,000, respectively. During the six month periods ended June 30, 2000 and 1999 the Company's comprehensive loss was $97,000 and $1,003,000, respectively.

8.  Revenue Recognition

The Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The Company adopted SAB 101 in the second quarter of fiscal 2000. The adoption of SAB 101 did not have a material impact on the Company's results of operations.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND OPERATING RESULTS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS.CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE BUT ARE NOT LIMITED TO THE FOLLOWING; MARKET ACCEPTANCE OF STOCKERYALE'S PRODUCTS, THE AVAILABILITY OF COMPETING PRODUCTS, AND SALES TRENDS. WHEN THE COMPANY USES WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT," "INTEND," AND OTHER SIMILAR EXPRESSIONS, THEY GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE, FOR EXAMPLE, STATEMENTS RELATING TO ACQUISITIONS AND RELATED FINANCIAL INFORMATION, DEVELOPMENT ACTIVITIES, BUSINESS STRATEGY AND PROSPECTS, FUTURE CAPITAL EXPENDITURES, SOURCES AND AVAILABILITY OF CAPITAL, ENVIRONMENTAL AND OTHER REGULATIONS AND COMPETITION. INVESTORS SHOULD EXERCISE CAUTION IN INTERPRETING AND RELYING ON FORWARD-LOOKING STATEMENTS SINCE THEY INVOLVE KNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH ARE, IN SOME CASES, BEYOND THE COMPANY'S CONTROL AND COULD MATERIALLY AFFECT THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS.

RESULTS OF OPERATIONS

The following discussion should be read in conjuction with the attached consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1999.

ACQUISITION OF CORKOPT LTD AND PURCHASE PRICE ALLOCATION

On June 16, 2000, the Company acquired all of the outstanding shares of CorkOpt Ltd for approximately $3.2 million, consisting of approximately $256,000 in cash, 125,382 shares of the Company's common stock with a fair value of $2.2 million and assumed liabilities of 735,000. The Company accounted for the acquisition under the purchase method of accounting and accordingly, the operating results of CorkOpt Ltd. From the date of acquisition have been included in the accompanying consolidated statement of operations. The Company has allocated the purchase price based on preliminary estimates of the fair market value of the assets acquired, which consist of approximately $830,000 of identifiable tangible assets, including approximately $270,000 of cash, identified intangible assets of approximately $424,000, goodwill of approximately $1.5 million and approximately $402,000 of in-process reseach and development which was charged to operations in the second quarter of fiscal 2000. The purchase price allocations represent the fair values determined by an independent appraisal.

COMPARISON OF FISCAL QUARTERS ENDED JUNE 30, 2000 AND 1999

NET SALES

Net sales were $5.7 million in the three months ended June 30, 2000 compared to $3.4 million in the second fiscal quarter of 1999, an increase of 67.6% or $2.3 million.

MEASURING AND INSPECTION INSTRUMENTS

Net sales from the Company's specialized illumination and optical component products were $4.5 million in the second quarter of 2000 compared to $2.3 million in the comparable quarter in 1999, an increase of 95.6% or $2.2 million. This increase was largely due to higher sales of laser and optical component products from the

Company's Montreal facility ("Lasiris"), as well as an increase in fiber optic and fluorescent illumination products sales from the Salem facility. These increases are a direct result of the Company's continued strategic business plan to focus on optical component and specialized illumination products.

Net sales from printer and recorder products decreased slightly from $330,000 in the second quarter of fiscal 1999 to $305,000 in the comparable quarter of fiscal 2000, a 7.6% decrease.

Net sales from the Company's other products, largely military watches, were $230,000 in the second quarter of fiscal 2000 compared to $126,000 in the comparable quarter of fiscal 1999, representing an 82.5% increase. Sales of these products accounted for 4% of the Company's net sales for the second quarter of fiscal 2000. The increase resulted from the sale of watches to the U.S. government under a requirements contract with the General Services Administration. In accordance with its strategic plan to focus its resources on specialized illumination and optical components products, the Company plans to exit this business within the current fiscal year, once its contractual requirements are met.

MACHINE TOOL COMPONENTS AND ACCESSORIES

Net sales from machine components and accessories increased from $687,000 in the second quarter of 1999 to $730,000 in the comparable quarter of 2000, an increase of 6.3%. The primary reason for the increase was higher unit shipments of the Company's power clamp products.

COST OF SALES

Cost of sales were $3.6 million in the second quarter of fiscal 2000 compared to $2.3 million in the comparable quarter of fiscal 1999, an increase of 56.5% or $1.3 million. The increase in cost of sales resulted from an increase in net sales during the same period.

Gross profit was $2.1 million in the second quarter of fiscal 2000 compared to $1.1 million in the comparable quarter of 1999 as a result of increased net sales. Gross margin increased from 33.0% in 1999 to 36.5% in 2000. Gross margin increased primarily because of the absorption of manufacturing overhead costs resulting from the increases in net sales volume.

OPERATING EXPENSES

Selling expenses were $480,000 in the three months ended June 30, 2000, or 8.4% of net sales, compared to $511,000 in the comparable quarter in 1999, or 14.9% of net sales. General and administrative expenses were $1,040,000 in the second quarter of fiscal 2000, or 18.1% of net sales, compared to $666,000, or 19.4% of net sales in the comparable quarter of fiscal 1999. Included in operating expenses for the three months ended June 30, 2000 and 1999 was $145,000 of amortization expense primarily for goodwill and other identifiable intangible assets associated with the acquisition of Lasiris in May 1998. Also included in operating expenses was a noncash, nonrecurring charge of $402,000 for in-process research and development acquired in the acquisition of CorkOpt, Ltd in Ireland. Research and development expenses were $274,000 in the second quarter of fiscal 2000 compared to $214,000 in the comparable quarter of 1999.

INTEREST EXPENSE

Interest expense was $70,000 in the second quarter of fiscal 2000 compared to $185,000 in 1999. The decrease in interest expense resulted primarily from lesser borrowings to fund working capital.

PROVISION FOR INCOME TAXES

The Company recorded a provision for income taxes of $113,000 in the fiscal quarter ended June 30, 2000 compared to a tax benefit of $19,000 in the comparable quarter in 1999. The tax provision in the current fiscal quarter is a result of taxable income generated in Canada that could not be used to offset operating losses in the United States. The Company has recorded a valuation allowance against its net deferred tax assets in 2000 and 1999 as the Company has concluded that it is not likely such deferred tax asset would be realized.

COMPARISON OF THE FIRST SIX MONTHS OF FISCAL 2000 AND 1999

NET SALES

Net sales were $10.4 million in the six months ended June 30, 2000 compared to $6.8 million in the comparable period of fiscal quarter of 1999, an increase of 52.9% or $3.6 million.

MEASURING AND INSPECTION INSTRUMENTS

Net sales from the Company's specialized illumination and optical component products were $8.0 million in the first six months of fiscal 2000 compared to $4.6 million in the comparable period of the prior year, an increase of 73.9% or $3.4 million. This increase was largely due to higher sales of laser and optical component products from the Company's Montreal facility ("Lasiris"), as well as an increase in fiber optic and fluorescent illumination products sales from the Salem facility. These increases are a direct result of the Company's continued strategic business plan to focus on optical component and specialized illumination products.

Net sales from printer and recorder products remained flat at approximately $600,000 for the first six months of fiscal 2000 and fiscal 1999.

Net sales from the Company's other products, largely military watches, were $321,000 in the first six months of fiscal 2000 compared to $238,000 in the comparable period in fiscal 1999, representing a 34.9% increase. Sales of these products accounted for 4% of the Company's net sales for the second quarter of fiscal 2000. The increase resulted from the sale of watches to the U.S. government under a requirements contract with the General Services Administration. In accordance with its strategic plan to focus its resources on specialized illumination and optical components products, the Company plans to exit this business within the current fiscal year, once its contractual requirements are met.

MACHINE TOOL COMPONENTS AND ACCESSORIES

Net sales from machine components and accessories increased from $1.4 million in the first six months of fiscal 1999 to $1.5 million in the comparable period of fiscal 2000, an increase of 7.1%. The primary reason for the increase was higher unit shipments of the Company's power clamp products.

COST OF SALES

Cost of sales was $6.6 million in the first six months of fiscal 2000 compared to $4.4 million in the comparable period of fiscal 1999, an increase of 50.0% or $2.2 million. The increase in cost of sales resulted from an increase in net sales during the same period.

Gross profit was $3.8 million in the first six months of fiscal 2000 compared to $2.4 million in the comparable period of fiscal 1999. Gross margin increased from 35.7% in fiscal 1999 to 36.7% in fiscal 2000. Gross margin increased primarily because of the absorption of manufacturing overhead costs resulting from the increases in net sales volume.

OPERATING EXPENSES

Selling expenses were $966,000 in the six months ended June 30, 2000, or 9.3% of net sales, compared to $969,000 in the comparable period in fiscal 1999, or 14.2% of net sales. General and administrative expenses were $1.8 million in the first six months of fiscal 2000, or 17.3% of net sales, compared to $1.3 million, or 19.4% of net sales in the comparable period of fiscal 1999. Included in operating expenses for the six months ended June 30, 2000 and 1999 was $290,000 of amortization expense primarily for goodwill and other identifiable intangible assets associated with the acquisition of Lasiris in May 1998. Also included in operating expenses was a noncash, nonrecurring charge of $402,000 for in-process research and development acquired in the acquisition of CorkOpt, Ltd in Ireland. Research and development expenses were $503,000 in the first six months of fiscal 2000 compared to $437,000 in the comparable period of fiscal 1999.

INTEREST EXPENSE

Interest expense was $208,000 in the first six months of fiscal 2000 compared to $356,000 in 1999. The decrease in interest expense resulted primarily from lesser borrowings to fund working capital.

PROVISION FOR INCOME TAXES

The Company recorded a provision for income taxes of $132,000 in the six months ended June 30, 2000 compared to $6,000 in the comparable quarter in 1999. The tax provision is a result of taxable income generated in Canada that could not be used to offset operating losses in the United States. The Company has recorded a valuation allowance against its net deferred tax assets in 2000 and 1999 as the Company has concluded that it is not likely such deferred tax asset would be realized.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has financed its operations primarily through third-party credit facilities and cash from operations. On March 3, 2000, the Company completed a private placement of 355,000 common shares at a price of $26.00 per share with net proceeds of approximately $8.8 million. For the six months ended June 30, 2000, cash and cash equivalents increased $5.0 million, largely as a result of the private placement.

Cash used in operating activities was $2.4 million in the first six months of fiscal 2000 which primarily resulted from a decrease in accounts payable of $1.2 million and an increase in accounts receivable of $1.1 million, which was slightly offset by depreciation and amortization charges of $555,000.

Cash of $8.3 million was provided by financing activities, primarily due to the receipt of $8.8 million from the sale of common stock in a private placement, offset by $498,000 used to pay down bank debt. Cash used in investing activities was $764,000 in the six months ended June 30, 2000 primarily resulting from purchases of fixed assets.

On February 18, 2000, the Company announced that all of the holders of its $1.35 million 7 1/4% Convertible Subordinated Notes due May 1, 2001 had elected to convert their Notes. Under their terms, the Notes were converted into 183,046 shares of common stock based on a conversion price of $7.375 per share.

On February 11, 1999 the Company entered in a credit agreement with Wells Fargo Business Credit, Inc., formerly Norwest Business Credit, Inc., with total borrowing availability up to $3,500,000. The credit facility with Wells Fargo consists of a $500,000 term loan that requires 60 monthly principal payments of $8,333, beginning April 1, 1999. The credit facility also provides for a revolving line of credit of up to $3.5 million less the amount of the term loan. The amount available for borrowing under this facility is also subject to a defined borrowing base consisting of eligible accounts receivable and inventory. As of June 30, 2000, $2.4 million was outstanding under the term loan and revolving credit line and approximately $228,000 was available for additional borrowings. The outstanding principal balance of all advances under this credit facility bears interest at a floating rate of the bank's base rate plus 2.5%. The Company's obligation under the Wells Fargo credit agreement is evidenced by a demand note and may be terminated at any time by Wells Fargo in its sole discretion, prior to the stated maturity date of March 1, 2002. The Company's obligations under this credit facility are secured by substantially all of the Company's assets other than real property. In addition, Mark W. Blodgett, the Company's Chief Executive Officer, has unconditionally guaranteed all amounts outstanding. The Credit and Security Agreement between the Company and Wells Fargo requires the Company to comply with certain affirmative and negative covenants. As of June 30, 2000 the Company was not in default of any of these covenants.

On May 13, 1998, the Company entered into a $750,000 second mortgage loan with Danvers Savings Bank. This loan bears interest at a rate of 11%, requires monthly payments of interest only, and its original maturity date of May 13, 1999 has been extended to February 28, 2001. Under the terms of the extension, Danvers Savings Bank lowered the interest rate to 10% and requires monthly payments of principal and interest on a ten-year amortization schedule with $25,000 of additional principal due each quarter until maturity. As of June 30, 2000, the balance due under the Danvers Loan was $677,000.

On May 13, 1998, Lasiris entered into a credit agreement with Toronto Dominion Bank ("TD Bank"). The credit agreement provides for (i) a $1,000,000 CDN Operating Line of Credit (the "TD Line of Credit"); (ii) a $1,000,000 CDN Term Loan (the "TD Four Year Term Loan"); (iii) an $83,333 CDN Term Loan (the "TD Two Year Term Loan"); and (iv) a $4,461 CDN Letter of Guarantee of (the "Letter of Guarantee"). The TD Line of Credit bears interest at 1% over the TD Bank prime rate, requires monthly payments of interest only, and is payable on demand. As of June 30, 2000, borrowings on the TD Line of Credit were $880,000 CDN ($595,000 US). The TD Four Year Term Loan bears interest at 2% over the TD Bank prime rate, matures on May 13, 2002, and requires monthly principal payments of $21,000 CDN (approximately $15,000 US) plus interest. As of June 30, 2000, the outstanding balance on the TD Four-Year Term Loan was $479,000 CDN ($324,000
US). The TD Two Year Term Loan was repaid in full when it matured on May 13,
2000.

On May 20, 1997 the Company entered into an equipment line of credit agreement with Granite Bank to finance capital equipment related to new product development. The line of credit provides that equipment purchases will be converted quarterly into a series of five year notes, not to exceed $500,000 in the aggregate, bearing interest at the prime rate plus .75%. As of June 30, 2000, the Company had borrowed $213,000 pursuant to such line of credit.

As of June 30, 2000, the Company believes that its available financial resources are adequate to meet foreseeable working capital, debt service and capital expenditure requirements through the next twelve months.

                                     PART II

           ITEM. 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) A special meeting of stockholders of the Company in lieu of the annual meeting was held on May 30, 2000.

b)    The following matters were presented and voting results were as follows:


             PROPOSAL I - Election of Directors                 Number of Shares/Votes
                                                          -----------------------------------
                                                             For           Authority Withheld
                                                             ---           ------------------
             Mark W. Blodgett                             2,899,263.2           2,000
             Alain Beauregard                             2,899,263.2           2,000
             Clifford L. Abbey                            2,898,563.2           2,700
             Lawrence W. Blodgett                         2,899,263.2           2,000
             Steven E. Karol                              2,899,263.2           2,000
             John M. Neson                                2,899,263.2           2,000
             Dr. Herbert Cordt                            2,898,563.2           2,700


             PROPOSAL II -  Amending the Articles of Organization to change the corporate name to StockerYale, Inc.

                            FOR:                           2,893,801.2
                            AGAINST                            1,160.0
                            ABSTAIN                            6,302.0

             PROPOSAL III - Amending the Articles of Organization to increase the authorized shares from 10,000,000 to 20,000,000.

                            FOR:                           2,891,350.2
                            AGAINST                            1,800.0
                            ABSTAIN                            8,113.0

             PROPOSAL IV -  Approving the 2000 Employee Stock Purchase Plan.

                            FOR:                           2,171,843.2
                            AGAINST                            1,030.0
                            ABSTAIN                          722,955.0

             PROPOSAL V  -  Approving the 2000 Stock Option Plan.

                            FOR:                           2,168,094.2
                            AGAINST                            2,780.0
                            ABSTAIN                            7,434.0

             PROPOSAL VI -  Appointing Arthur Andersen LLP as the Company's
                            independent public accountants.

                            FOR:                           2,893,569.2
                            AGAINST                              200.0
                            ABSTAIN                            7,494.0


                 ITEM. 6 EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) The following is a complete list of Exhibits filed as part of this Form 10-QSB:

Exhibit
Number                     Description
------                     -----------

27.1                       Financial Data Schedule

(b)  Reports on Form 8-K

         1) A Form 8-K dated June 30, 2000 was filed with the Securities and Exchange Commission to report under Item 2 of such report the completion of the acquisition of CorkOpt, Limited by the Company.

         2) On July 31, 2000 a Form 8-K was filed with the Securities and Exchange Commission to report under Item 5 of such report, the Company's intention to effect a stock split in the form of a 100% stock dividend, paid on July 31, 2000 to holders of record as of the close of business on July 17, 2000.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

STOCKERYALE, INC.


August 21, 2000                  /s/ MARK W. BLODGETT
                                 --------------------
                                 Mark W. Blodgett,
                                 Chairman and Chief Executive Officer


August 21, 2000                  /s/ GARY B. GODIN
                                 -----------------
                                 Gary B. Godin,
                                 Senior Vice President-Finance and Treasurer