Form 10QSB
period 2000-09-30
STOCKERYALE INC
filed 2000-11-14
CIK 94538

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 -------------------------------------------------------------------------------

                                   FORM 10-QSB
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                  --------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ___X___Yes ________No

As of October 31, 2000 there were 8,535,506 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):  ____Yes     __X__No

                           PART I FINANCIAL STATEMENTS
                      ITEM 1.1 CONSOLIDATED BALANCE SHEETS
                                STOCKERYALE, INC.

                      ASSETS
                                                       September 30, 2000       December 31,1999
                                                          (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                              $  2,538,000            $    121,000

   Accounts receivable, net of reserves of
     $96,000 and $84,000 in 2000 and 1999,
     respectively                                            3,656,000               2,420,000

   Prepaid taxes                                               265,000                 224,000
   Inventory                                                 6,426,000               5,967,000
   Prepaid expenses                                          1,372,000                 171,000
                                                          ------------            ------------

         Total current assets                               14,257,000               8,903,000
                                                          ------------            ------------

PROPERTY, PLANT AND EQUIPMENT, NET                           4,677,000               3,687,000
                                                          ------------            ------------
NOTE RECEIVABLE                                                100,000                 100,000
                                                          ------------            ------------
GOODWILL, NET OF ACCUMULATED AMORTIZATION                    3,558,000               2,209,000
                                                          ------------            ------------
IDENTIFIED INTANGIBLE ASSETS                                 2,764,000               2,587,000
                                                          ------------            ------------
OTHER ASSETS                                                   316,000                  66,000
                                                          ------------            ------------

                                                          $ 25,672,000            $ 17,552,000
                                                          ============            ============

          LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:

   Current portion of long-term debt                      $  2,668,000            $  3,798,000
   Accounts payable                                          1,570,000               3,433,000
   Accrued expenses                                          1,330,000                 940,000
   Short-term lease obligation                                 202,000                 213,000
                                                          ------------            ------------

         Total current liabilities                           5,770,000               8,384,000
                                                          ------------            ------------

LONG-TERM DEBT                                               2,613,000               3,811,000
                                                          ------------            ------------

OTHER LONG-TERM LIABILITIES                                    929,000                 565,000
                                                          ------------            ------------

DEFERRED INCOME TAXES                                          939,000               1,038,000
                                                          ------------            ------------

STOCKHOLDERS' INVESTMENT:
   Common stock, par value $0.001
     Authorized--10,000,000
     Issued and outstanding--8,806,524 and
        7,605,050 at September 30, 2000 and
        December 31, 1999, respectively                          9,000                   8,000
   Paid-in capital                                          26,725,000              14,421,000
   Accumulated other comprehensive income                     (178,000)                (18,000)
   Accumulated deficit                                     (11,135,000)            (10,657,000)
                                                          ------------            ------------

         Total stockholders' investment                     15,421,000               3,754,000
                                                          ------------            ------------

                                                          $ 25,672,000            $ 17,552,000
                                                          ============            ============

                           PART I FINANCIAL STATEMENTS
                 ITEM 1.2 CONSOLIDATED STATEMENTS OF OPERATIONS
                                STOCKERYALE, INC.

                                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,                          SEPTEMBER 30,
                                                  2000               1999               2000                 1999
                                               -----------        -----------        ------------        ------------

NET SALES                                      $ 5,944,000        $ 3,571,000        $ 16,385,000        $ 10,418,000

COST OF SALES                                    3,679,000          2,359,000          10,292,000           6,761,000
                                               -----------        -----------        ------------        ------------

         Gross profit                            2,265,000          1,212,000           6,093,000           3,657,000

SELLING EXPENSES                                   573,000            472,000           1,538,000           1,441,000

GENERAL AND ADMINISTRATIVE EXPENSES              1,119,000            750,000           2,927,000           2,081,000

AMORTIZATION AND GOODWILL EXPENSE                  194,000            144,000             481,000             433,000

CHARGE FOR ACQUIRED IN-PROCESS RESEARCH AND
DEVELOPMENT                                             --                 --             402,000                  --

RESEARCH AND DEVELOPMENT                           336,000            182,000             839,000             618,000
                                               -----------        -----------        ------------        ------------

         Operating income (loss)                    43,000           (336,000)            (94,000)           (916,000)

GAIN ON SALE OF ASSETS                                  --            679,000                  --             679,000
OTHER INCOME                                        42,000              4,000              99,000              95,000
INTEREST EXPENSE                                    86,000            185,000             294,000             541,000
                                               -----------        -----------        ------------        ------------

         Income (loss) before income taxes          (1,000)           162,000            (289,000)           (683,000)

INCOME TAX  EXPENSE (BENEFIT)                       57,000             (5,000)            189,000               2,000
                                               -----------        -----------        ------------        ------------

         Net income (loss)                     $   (58,000)       $   167,000        $   (478,000)       $   (685,000)
                                               ===========        ===========        ============        ============

BASIC AND DILUTIVE  INCOME/(LOSS) PER SHARE    $     (0.01)       $      0.02        $      (0.06)       $      (0.09)
                                               ===========        ===========        ============        ============

BASIC AND DILUTIVE WEIGHTED-AVERAGE COMMON
SHARES                                           8,820,000          7,605,000           8,502,000           7,525,000
                                               ===========        ===========        ============        ============

                           PART I FINANCIAL STATEMENTS
                 ITEM 1.3 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                STOCKERYALE, INC.

                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                         2000                 1999
                                                                     (unaudited)            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $  (478,000)           $  (685,000)
   Adjustments to reconcile net loss to net cash used
          in/provided by operating activities-
       Charge for acquired in-process research and development           402,000
       Depreciation and amortization                                     886,000                855,000
       Gain on sale of assets                                                 --               (679,000)
       Deferred income taxes                                             (99,000)                17,000
       Other changes in assets and liabilities
         Accounts receivable, net                                     (1,236,000)               (27,000)
         Inventories                                                    (459,000)               (25,000)
         Prepaid income taxes                                            (41,000)               (26,000)
         Prepaid expenses                                             (1,201,000)                62,000
         Accounts payable                                             (1,863,000)                49,000
         Accrued expenses                                                390,000                (83,000)
         Other assets                                                         --                (14,000)
                                                                     -----------            -----------
           Net cash used in operating activities                      (3,699,000)              (556,000)
                                                                     -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                         (1,393,000)              (523,000)
   Proceeds from sale of assets, net of note assumed                                          1,562,000
   Long term investment                                                 (250,000)                    --
   Business acquired, net of cash acquired                                (2,000)                    --
                                                                     -----------            -----------

           Net cash used in investing activities                      (1,645,000)             1,039,000
                                                                     -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                                  8,756,000                200,000
   Payments of  bank debt                                               (989,000)              (704,000)
                                                                     -----------            -----------

           Net cash provided by financing activities                   7,767,000               (504,000)
                                                                     -----------            -----------

EXHANGE RATE EFFECTS ON CASH                                              (6,000)               (65,000)
                                                                     -----------            -----------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                   2,417,000                (86,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           121,000                 86,000
                                                                     -----------            -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 2,538,000            $        --
                                                                     ===========            ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                            $   448,000            $   345,000
                                                                     ===========            ===========
   Cash paid for taxes                                               $    42,000            $     7,000
                                                                     ===========            ===========

SUPPLEMENTAL DISCLOSURE OF  NONCASH FINANCING ACTIVITIES:
   Conversion of subordinated debt to common stock                   $ 1,350,000
                                                                     ===========
   Fair value of shares used for acquisition of CorkOpt Ltd.         $ 2,194,000
                                                                     ===========
   Liabilities assumed in acquisition                                $   717,000
                                                                     ===========

                          PART 1. FINANCIAL STATEMENTS

                                   (CONTINUED)

NOTES TO FINANCIAL STATEMENTS

1.       Basis of Presentation

The interim consolidated financial statements presented have been prepared by StockerYale, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the Company's results of operations for the three and nine months ended September 30, 2000 and 1999, (b) the Company's financial position at September 30, 2000, and (c) the Company's cash flows for the nine month periods ended September 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

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

2.       Stock Split

On July 31, 2000 a stock split of the Company's outstanding common stock was effected in the form of a 100% dividend to holders of record as of the close of business on July 17, 2000. All shares and per share amounts of the common stock for all periods presented have been retroactively adjusted to reflect the stock split.

3.       Acquisition of CorkOpt Ltd and Purchase Price Allocation

On June 16, 2000, the Company acquired all of the outstanding shares of CorkOpt Ltd for approximately $3.2 million, consisting of approximately $256,000 in cash, 125,382 shares of the Company's common stock with a fair value of $2.2 million and assumed liabilities of $735,000. The Company accounted for the acquisition under the purchase method of accounting and accordingly, the operating results of CorkOpt Ltd. from the date of acquisition have been included in the accompanying consolidated statement of operations. The Company has allocated the purchase price based on preliminary estimates of the fair market value of the assets acquired, which consist of approximately $830,000 of identifiable tangible assets, including approximately $270,000 of cash, identified intangible assets of approximately $424,000, goodwill of approximately $1.5 million and approximately $402,000 of in-process reseach and development which was charged to operations in the second quarter of fiscal 2000. The purchase price allocations represent the fair values determined by an independent appraisal.

4.       Long Term Investment

The Company invested $250,000 to purchase 75,075 shares of a privately-held company in June 2000. The Company has accounted for the investment on a cost basis and has assessed no impairment of the asset as of September 30, 2000.

5.       Earnings per Share

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, basic and diluted net loss per common share for the three and nine months ended September 30, 2000 and 1999 is calculated by dividing the net loss applicable to common stockholders by the weighted average number of vested common shares outstanding. Diluted net loss per share exclude the effect of 1,305,150 shares in 2000 and 1,282,912 shares in 1999 of potential common shares from stock options and warrants, because to include such shares would have been antidilutive.

6.   Segment Information

The Company's operations were conducted primarily within the following industry segments for the three and nine months ended September 30, 2000 and 1999:

                                             --THREE MONTHS ENDED SEPT. 30,         --NINE MONTHS ENDED SEPT. 30,
                                                2000               1999                 2000                1999
                                             -----------        ------------        ------------        ------------

NET SALES:
  Measuring and Inspection Instruments       $ 5,048,000        $  2,922,000        $ 13,991,000        $  8,379,000
  Machine Components and Accessories             896,000             649,000           2,394,000           2,039,000
                                             -----------        ------------        ------------        ------------
                                             $ 5,944,000        $  3,571,000        $ 16,385,000        $ 10,418,000
                                             ===========        ============        ============        ============

OPERATING INCOME (LOSS):
  Measuring and Inspection Instruments       $    48,000        $   (256,000)       $    108,000        $   (721,000)
  Machine Components and Accessories              (5,000)            (80,000)           (202,000)           (195,000)
                                             -----------        ------------        ------------        ------------
                                             $    43,000        $   (336,000)       $    (94,000)       $   (916,000)
                                             ===========        ============        ============        ============

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

During the three month period ended September 30, 2000, the Company's comprehensive loss was $371,000. During the three month period ended September 30, 1999, the Company's comprehensive income was $167,000. During the nine month periods ended September 30, 2000 and 1999 the Company's comprehensive loss was $638,000 and $836,000, respectively.

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

ACQUISITION OF CORKOPT LTD AND PURCHASE PRICE ALLOCATION

On June 16, 2000, the Company acquired all of the outstanding shares of CorkOpt Ltd for approximately $3.2 million, consisting of approximately $256,000 in cash, 125,382 shares of the Company's common stock with a fair value of $2.2 million and assumed liabilities of $735,000. The Company accounted for the acquisition under the purchase method of accounting and accordingly, the operating results of CorkOpt Ltd. From the date of acquisition have been included in the accompanying consolidated statement of operations. The Company has allocated the purchase price based on preliminary estimates of the fair market value of the assets acquired, which consist of approximately $830,000 of identifiable tangible assets, including approximately $270,000 of cash, identified intangible assets of approximately $424,000, goodwill of approximately $1.5 million and approximately $402,000 of in-process reseach and development which was charged to operations in the second quarter of fiscal 2000. The purchase price allocations represent the fair values determined by an independent appraisal.

COMPARISON OF FISCAL QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999

NET SALES

Net sales were $5.9 million in the three months ended September 30, 2000 compared to $3.6 million in the third fiscal quarter of 1999, an increase of 63.9% or $2.3 million.

MEASURING AND INSPECTION INSTRUMENTS

Net sales from the Company's specialized illumination and optical component products were $4.5 million in the third quarter of 2000 compared to $2.5 million in the comparable quarter in 1999, an increase of 80.0% or

$2.0 million. This increase was largely due to higher sales of laser and optical component products from the Company's Montreal facility, as well as an increase in fiber optic and fluorescent illumination products sales from the Salem facility. These increases are a direct result of the Company's continued strategic business plan to focus on optical component and specialized illumination products.

Net sales from printer and recorder products increased from $312,000 in the third quarter of fiscal 1999 to $359,000 in the comparable quarter of fiscal 2000, a 15.1% increase.

Net sales from the Company's other products, largely military watches, were $220,000 in the third quarter of fiscal 2000 compared to $108,000 in the comparable quarter of fiscal 1999, representing an increase of 103.7%. Sales of these products accounted for 3.7% of the Company's net sales for the third quarter of fiscal 2000. The increase resulted from the sale of watches to the U.S. government under a requirements contract with the General Services Administration. In accordance with its strategic plan to focus its resources on specialized illumination and optical components products, the Company announced the sale of this product line on September 26, 2000 to an unrelated party for a future royalty earnout.

MACHINE TOOL COMPONENTS AND ACCESSORIES

Net sales from machine components and accessories increased from $649,000 in the third quarter of 1999 to $896,000 in the comparable quarter of 2000, an increase of 38.1%. The primary reason for the increase was higher unit shipments of the Company's power clamp and material handling products.

COST OF SALES

Cost of sales were $3.7 million in the third quarter of fiscal 2000 compared to $2.4 million in the comparable quarter of fiscal 1999, an increase of 54.2% or $1.3 million. The increase in cost of sales resulted from an increase in net sales during the same period.

Gross profit was $2.3 million in the third quarter of fiscal 2000 compared to $1.2 million in the comparable quarter of 1999 as a result of increased net sales. Gross margin increased from 33.9% in 1999 to 38.1% in 2000. Gross margin increased primarily because of the absorption of manufacturing overhead costs resulting from the increases in net sales volume.

OPERATING EXPENSES

Selling expenses were $573,000 in the three months ended September 30, 2000, or 9.6% of net sales, compared to $472,000 in the comparable quarter in 1999, or 13.2% of net sales. General and administrative expenses were $1,119,000 in the third quarter of fiscal 2000, or 18.8% of net sales, compared to $750,000, or 21.0% of net sales in the comparable quarter of fiscal 1999. Included in operating expenses for the three months ended September 30, 2000 and 1999 was $194,000 and $144,000 of amortization expense primarily for goodwill and other identifiable intangible assets associated with the acquisitions, respectively. Research and development expenses were $336,000 in the third quarter of fiscal 2000 compared to $182,000 in the comparable quarter of 1999.

INTEREST EXPENSE

Interest expense was $86,000 in the third quarter of fiscal 2000 compared to $185,000 in 1999. The decrease in interest expense resulted primarily from lower borrowings to fund working capital.

PROVISION FOR INCOME TAXES

The Company recorded a provision for income taxes of $57,000 in the fiscal quarter ended September 30, 2000 compared to a tax benefit of $5,000 in the comparable quarter in 1999. The tax provision in the current fiscal quarter is a result of taxable income generated in Canada that could not be used to offset operating losses in the United States. The Company has recorded a valuation allowance against its net deferred tax assets in 2000 and 1999 as the Company has concluded that it is not likely such deferred tax asset would be realized.

COMPARISON OF THE FIRST NINE MONTHS OF FISCAL 2000 AND 1999

NET SALES

Net sales were $16.4 million in the nine months ended September 30, 2000 compared to $10.4 million in the comparable period of fiscal quarter of 1999, an increase of 57.7% or $6.0 million.

MEASURING AND INSPECTION INSTRUMENTS

Net sales from the Company's specialized illumination and optical component products were $12.5 million in the first nine months of fiscal 2000 compared to $7.1 million in the comparable period of the prior year, an increase of 76.1% or $5.4 million. This increase was largely due to higher sales of laser and optical component products from the Company's Montreal facility, as well as an increase in fiber optic and fluorescent illumination products sales from the Salem facility. These increases are a direct result of the Company's continued strategic business plan to focus on optical component and specialized illumination products.

Net sales from printer and recorder products increased slightly to $961,000 for the first nine months of fiscal 2000 compared to $915,000 in the comparable period of fiscal 1999.

Net sales from the Company's other products, largely military watches, were $541,000 in the first nine months of fiscal 2000 compared to $345,000 in the comparable period in fiscal 1999, representing a 56.8% increase. Sales of these products accounted for 3.3% of the Company's net sales for the third quarter of fiscal 2000. The increase resulted from the sale of watches to the U.S. government under a requirements contract with the General Services Administration. In accordance with its strategic plan to focus its resources on specialized illumination and optical components products, the Company announced the sale of this product line on September 26, 2000 to an unrelated party for a future royalty earnout.

MACHINE TOOL COMPONENTS AND ACCESSORIES

Net sales from machine components and accessories increased from $2.0 million in the first nine months of fiscal 1999 to $2.4 million in the comparable period of fiscal 2000, an increase of 17.4%. The primary reason for the increase was higher unit shipments of the Company's power clamp products.

COST OF SALES

Cost of sales was $10.3 million in the first nine months of fiscal 2000 compared to $6.8 million in the comparable period of fiscal 1999, an increase of 51.5% or $3.5 million. The increase in cost of sales resulted from an increase in net sales during the same period.

Gross profit was $6.1 million in the first nine months of fiscal 2000 compared to $3.7 million in the comparable period of fiscal 1999. Gross margin increased from 35.1% in fiscal 1999 to 37.2% in fiscal 2000. Gross margin increased primarily because of the absorption of manufacturing overhead costs resulting from the increases in net sales volume.

OPERATING EXPENSES

Selling expenses were $1.5 million in the nine months ended September 30, 2000, or 9.4% of net sales, compared to $1.4 million in the comparable period in fiscal 1999, or 13.8% of net sales. General and administrative expenses were $2.9 million in the first nine months of fiscal 2000, or 17.9% of net sales, compared to $2.1 million, or 20% of net sales in the comparable period of fiscal 1999. Included in operating expenses for the nine months ended September 30, 2000 and 1999 was $481,000 and $433,000 of amortization expense primarily for goodwill and other identifiable intangible assets associated with the acquisitions. Also included in operating expenses was a noncash, nonrecurring charge of $402,000 for in-process research and development acquired in the acquisition of CorkOpt, Ltd in Ireland. Research and development expenses were $839,000 in the first nine months of fiscal 2000 compared to $618,000 in the comparable period of fiscal 1999.

GAIN ON SALE OF ASSETS

In September, 1999 the Company recorded a gain of $679,000 resulting from the sale of its Fraser, Michigan manufacturing facililty and the sale of its military compass product line.

INTEREST EXPENSE

Interest expense was $294,000 in the first nine months of fiscal 2000 compared to $541,000 in 1999. The decrease in interest expense resulted primarily from lower borrowings to fund working capital.

PROVISION FOR INCOME TAXES

The Company recorded a provision for income taxes of $189,000 in the nine months ended September 30, 2000 compared to $2,000 in the comparable quarter in 1999. The tax provision is a result of taxable income generated in Canada that could not be used to offset operating losses in the United States. The Company has recorded a valuation allowance against its net deferred tax assets in 2000 and 1999 as the Company has concluded that it is not likely such deferred tax asset would be realized.

LIQUIDITY AND CAPITAL RESOURCES

Subsequent to the end of the fiscal quarter of September 30, 2000, the Company completed two private placements of common shares totaling net proceeds of approximately $15.5 million. On October 5, 2000 completed a private placement of 409,132 common shares at a price of $30.00 per share which resulted in net proceeds to the Company of approximately $11.9 million and, on November 2, 2000 the Company completed another private placement of 150,000 common shares at a price of $24.4375 per share which resulted in net proceeds to the Company of approximately $3.6 million. The Company intends to use a significant portion of these proceeds over the next twelve to eighteen months to fund various capital expenditures and research and development projects including, but not limited to, , the expansion of its Salem facility to include a preform production factory, the development of its specialty optical fiber and components product line, a tunable optical filter, a polarization scrambler, phase mask and fiber Bragg grating technology, the buildout of a research and development facility in Montreal which will include production, as well as other specialty illumination products.

The Company historically has financed its operations primarily through third-party credit facilities and cash from operations. On March 3, 2000, the Company completed a private placement of 355,000 common shares at a price of $26.00 per share with net proceeds of approximately $8.8 million. For the nine months ended September 30, 2000, cash and cash equivalents increased $2.4 million, largely as a result of the March, 2000 private placement.

Cash used in operating activities was $3.7 million in the first nine months of fiscal 2000 which primarily resulted from a decrease in accounts payable of $1.8 million, an increase in accounts receivable of $1.2 million and an increase in prepaid expenses for production and research and devlepment equipment on order of $1.2 million, which was slightly offset by depreciation and amortization charges of $886,000.

Cash of $7.8 million was provided by financing activities, primarily due to the receipt of $8.8 million from the sale of common stock in a private placement, offset by $989,000 used to pay down bank debt. Cash used in investing activities was $1,393,000 in the nine months ended September 30, 2000 primarily resulting from purchases of fixed assets.

On February 18, 2000, the Company announced that all of the holders of its $1.35 million 7 1/4% Convertible Subordinated Notes due May 1, 2001 had elected to convert their Notes. Under their terms, the Notes were converted into 183,046 shares of common stock based on a conversion price of $7.375 per share.

On February 11, 1999 the Company entered in a credit agreement with Wells Fargo Business Credit, Inc., formerly Norwest Business Credit, Inc., with total borrowing availability up to $3,500,000. The credit facility with Wells Fargo consists of a $500,000 term loan that requires 60 monthly principal payments of $8,333, beginning April 1, 1999. The credit facility also provides for a revolving line of credit of up to $3.5 million less the amount of the term loan. The amount available for borrowing under this facility is also subject to a defined borrowing base consisting of eligible accounts receivable and inventory. As of September 30, 2000, $2.3 million was outstanding under the term loan and revolving credit line and approximately $500,000 was available for additional borrowings. The outstanding principal balance of all advances under this credit facility bears interest at a floating rate of the bank's base rate plus 2.5%. The Company's obligation under the Wells Fargo credit agreement is evidenced by a demand note and may be terminated at any time by Wells Fargo in its sole discretion, prior to the stated maturity date of March 1, 2002. The Company's obligations under this credit facility are secured by substantially all of the Company's assets other than real property. In addition, Mark W. Blodgett, the Company's Chief Executive Officer, has unconditionally guaranteed all amounts outstanding. The Credit and Security Agreement between the Company and Wells Fargo requires the Company to comply with certain affirmative and negative covenants. As of September 30, 2000 the Company was not in default of any of these covenants.

On May 13, 1998, the Company entered into a $750,000 second mortgage loan with Danvers Savings Bank. This loan bears interest at a rate of 11%, requires monthly payments of interest only, and its original maturity date of May 13, 1999 has been extended to February 28, 2001. Under the terms of the extension, Danvers Savings Bank lowered the interest rate to 10% and requires monthly payments of principal and interest on a ten-year amortization schedule with $25,000 of additional principal due each quarter until maturity. As of September 30, 2000, the balance due under the Danvers Loan was $639,000.

On May 13, 1998, Lasiris entered into a credit agreement with Toronto Dominion Bank ("TD Bank"). The credit agreement provides for (i) a $1,000,000 CDN Operating Line of Credit (the "TD Line of Credit"); (ii) a $1,000,000 CDN Term Loan (the "TD Four Year Term Loan"); (iii) an $83,333 CDN Term Loan (the "TD Two Year Term Loan"); and (iv) a $4,461 CDN Letter of Guarantee of (the "Letter of Guarantee"). The TD Line of Credit bears interest at 1% over the TD Bank prime rate, requires monthly payments of interest only, and is payable on demand. As of September 30, 2000, borrowings on the TD Line of Credit were $118,000 CDN ($86,000 US). The TD Four Year Term Loan bears interest at 2% over the TD Bank prime rate, matures on May 13, 2002, and requires monthly principal payments of $21,000 CDN (approximately $15,000 US) plus interest. As of September 30, 2000, the outstanding balance on the TD Four-Year Term Loan was $490,000 CDN ($326,000
US). The TD Two Year Term Loan was repaid in full when it matured on May 13,
2000.

On May 20, 1997 the Company entered into an equipment line of credit agreement with Granite Bank to finance capital equipment related to new product development. The line of credit provides that equipment purchases will be converted quarterly into a series of five year notes, not to exceed $500,000 in the aggregate, bearing interest at the prime rate plus .75%. As of September 30, 2000, the Company had borrowed $194,000 pursuant to such line of credit.

As of September 30, 2000, the Company believes that its available financial resources are adequate to meet foreseeable working capital, debt service and capital expenditure requirements through the next twelve months.

                                     PART II

                 ITEM. 6 EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) The following is a complete list of Exhibits filed as part of this Form 10-QSB:

Exhibit
Number                  Description
-------                 -----------

27.1                    Financial Data Schedule

(b) No reports were filed on Form 8-K

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

STOCKERYALE, INC.

November 14, 2000                    /s/ Mark W. Blodgett
                                     --------------------
                                     Mark W. Blodgett,
                                     Chairman and Chief Executive Officer

November 14, 2000                    /s/ Gary B. Godin
                                     -----------------
                                     Gary B. Godin,
                                     Senior Vice President-Finance and Treasurer