Form 10KSB
period 2000-12-31
STOCKERYALE INC
filed 2001-04-02
CIK 94538

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                         COMMISSION FILE NUMBER: 0-5460

                            ------------------------

                               STOCKERYALE, INC.

                 (Name of small business issuer in its charter)

             MASSACHUSETTS                             04-2114473
    (State or other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization)

           32 HAMPSHIRE ROAD                              03079
         SALEM, NEW HAMPSHIRE                          (Zip Code)
    (Address of principal executive
               offices)

                                 (603) 893-8778
                          (Issuer's telephone number)

                            ------------------------

           SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT: NONE
             SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.01 PAR VALUE
                                (Title of class)

                            ------------------------

    Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such requirements for the past 90 days. Yes /X/ No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation _______ S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-KSB or any amendment to this Form 10-KSB. / /

    The registrant's revenues for the fiscal year ended December 31, 2000 were $18,366,000.

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 22, 2001 was approximately $50,702,000 based on the average of the bid and asked price of such stock reported at closing on the Nasdaq National Market on that date.

    As of March 22, 2001 there were 8,704,411 shares of the issuer's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement (the "Proxy Statement") for the Special Meeting in Lieu of an Annual Meeting of Stockholders to be held on May 24, 2001, to be filed with Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, which is anticipated to be filed within 120 days after the Registrant's fiscal year ended December 31, 2000, are incorporated by reference into Items 9, 10, 11 and 12 of Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                                       PART I

Item 1.       Description of Business.....................................      2

Item 2.       Description of Properties...................................      7

Item 3.       Legal Proceedings...........................................      7

Item 4.       Submission of Matters to a Vote of Security Holders.........      7

                                      PART II

Item 5.       Market for Common Equity and Other Stockholder Matters......      8

Item 6.       Management Discussion and Analysis of Financial Condition
              and Results of Operations...................................      9

Item 7.       Financial Statements........................................     16

Item 8.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosures...................................     32

                                      PART III

Item 9.       Directors, Executive Officers, Promoters and Control
              Persons; Compliance with Section 16(a) of the Exchange
              Act.........................................................     33

Item 10.      Executive Compensation......................................     33

Item 11.      Security Ownership of Certain Beneficial Owners and
              Management..................................................     33

Item 12.      Certain Relationships and Related Transactions..............     33

Item 13.      Exhibits, List and Reports on Form 8-K......................     34

              Signatures..................................................     37

    This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," and other similar expression which predict or indicate future events and trends and which do not relate to historical matters. The Company's actual results, performance or achievements could differ materially from our expectations expressed or implied by the forward-looking statements sometimes for reasons that are beyond our control. Such reasons include, without limitation: the existence of other independent suppliers of optical fiber, who may have greater resources than the Company; the possibility that unforeseen delays may prevent the Company's new optical communications sub-components from being shipped in the second quarter of fiscal 2001; the risk that the Company's products may infringe patents held by other parties; whether the Company is able to obtain the equipment necessary to meet customer demand for its phase masks; the uncertainty that the Company's significant investments in R&D will result in products that achieve market acceptance; the Company's ability to attract and maintain key personnel; whether the Company is able to design products to meet the special needs of its customers; and that market conditions could make it more difficult or expensive for the Company to obtain the necessary capital to finance its facility expansion efforts and joint ventures. Additional factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" on page 13 of this Form 10-KSB.

                                     PART I

                        ITEM 1. DESCRIPTION OF BUSINESS

COMPANY HISTORY

    StockerYale, Inc., (the "Company") was incorporated on March 27, 1951 under the laws of the Commonwealth of Massachusetts. In May 1994, the Company became publicly traded on the Vancouver Stock Exchange (the "VSE") via a merger with Brower Exploration, Inc., a Wyoming corporation that was publicly traded in Canada. The Company's common stock (the "Common Stock") was listed and traded on the Vancouver Stock Exchange from May 14, 1994 until May 10, 1996, when the Company de-listed its stock from the VSE. In December 1995, the Company completed the registration of its Common Stock with the U.S. Securities and Exchange Commission, and in January 1996, the Company listed its stock on the Nasdaq SmallCap Market under the trading symbol "STKR". In June 1999, the Company was de-listed from the Nasdaq SmallCap Market and began trading on the OTC-Bulletin Board under the same trading symbol "STKR". On May 11, 2000, the Company's application to list its Common Stock on the Nasdaq National Market was approved and trading began under the same trading symbol "STKR" on May 16, 2000.

    On May 13, 1998, the Company acquired StockerYale Canada, Inc., formerly known as Lasiris, Inc., a Canadian manufacturer of industrial lasers and other illumination and photonics products. The Company acquired StockerYale Canada through Lasiris Holdings, Inc., a newly formed New Brunswick corporation ("LHI") and a wholly owned subsidiary of the Company. StockerYale Canada is operated as a wholly owned Canadian subsidiary of LHI.

    In addition to Lasiris Holdings, Inc., the Company has two active subsidiaries. On June 16, 2000, the Company acquired StockerYale (IRL) Ltd., formerly known as CorkOpt Ltd, which is a wholly owned Irish subsidiary and StockerYale Asia PTE Ltd., formerly known as Radiant Asiatec Pte, Ltd., a Singapore corporation that was formed in December 1997, is an 80% owned subsidiary of the Company.

    As of March 22, 2001, the authorized capital stock of the Company was 20,000,000 shares of Common Stock of which 8,704,411 shares were issued and outstanding. Additionally 2,176,007 shares of Common Stock were reserved for issuance upon the exercise of outstanding options or warrants to purchase Common Stock and upon the exchange of 700,150 shares of Lasiris Holdings, which are exchangeable into Company Common Stock on a one-for-one basis.

BUSINESS DESCRIPTION

    The Company is an independent designer and manufacturer of optical communication sub-components and specialty optical fiber used in the building of optical networks, as well as structured light lasers, specialized fiber optic, fluorescent, and light-emitting diode (LED) illumination products for the machine vision and industrial inspection industries. The Company operates in a company-owned facility in Salem, New Hampshire, a company-owned facility in Dollard-des-Ormeaux, Quebec and in three leased spaces, one in Saint-Laurent, Quebec, one in Cork, Ireland and, the third in Singapore. Sales to unaffiliated customers in foreign countries represented 18% and 22% of net sales in 2000 and 1999, respectively.

    PRODUCTS. The Company has been designing and manufacturing industrial fluorescent lighting products for metrology instruments for over twenty years. In 1994, the Company recognized the need for reliable specialized illumination products for industrial applications and made a strategic decision to shift corporate resources into a fluorescent illumination product line, with a focus toward microscopy and machine vision applications. In pursuit of that strategy, the Company developed a line of fiber optic illumination products for use with high power microscopes and began to manufacture fiber optic illumination systems in 1997. Since 1997, the Company has continued to invest in acquiring and developing fiber optic production capability, including state of the art fiber optic drawing facilities. Currently, the Company is in the process of implementing a corporate decision to expand its product line to include specialty optical fiber and other optical sub-components for use in the telecommunication optical components industry. On March 16, 2001, the Company announced the availability of a new line of Erbium-Doped Fiber, which is used in the development and manufacture of Erbium-Doped Fiber Amplifiers (EDFAs).

    StockerYale Canada, located in Saint-Laurent, Quebec, develops, manufactures and distributes industrial structured light lasers and other photonics products for industrial applications. StockerYale Canada was founded in 1985 to offer technical and scientific expertise in lasers, optics and holography. In 1990, through a number of research and development contracts, StockerYale Canada began to design a wide range of laser pattern projectors for industrial inspection and machine vision applications. Since 1991, StockerYale Canada has been a leading manufacturer of phase masks used in the production of fiber Bragg gratings, an essential component of dense wavelength division multiplexer (DWDM) devices used in high-capacity fiber optic networks. In the first quarter of 2000, the Company introduced the Ultra-Long-TM- Phase Mask allowing optical component manufacturers to use longer fiber Bragg gratings to pack more data in the optical fiber, significantly increasing available bandwidth.

    In addition to specialized illumination and optical fiber sub-component products, the Company's Salem facility also supports an ancillary product line, under the MFE brand name, of oscillographic and thermal recorders and printers for diverse field, industrial and laboratory uses. The Company is exiting this line.

    SALES DATA. Specialized illumination and optical sub-component products represent the Company's fastest growing product segment in terms of sales volume. These products represent approximately 90% of total Company sales in 2000 compared to 85% of total Company sales in 1999, an increase of 70%. Printer/recorder product sales represented the balance of total Company sales in 2000, down from approximately 15% of total Company sales in the previous year.

    DISTRIBUTION. The Company's products are sold to over 10,000 customers, primarily in North America, Europe and the Pacific Rim. The Company sells directly to, and works with, a group of approximately 125 distributors and machine vision integrators to sell its specialized illumination products. Five manufacturers representatives sell the Company's printer/recorder products.

    COMPETITION AND COMPETITIVE POSITION. The Company competes with a number of firms in the design and manufacture of its specialized illumination, optical fiber and sub-component products and, printer/recorder products. Some competitors have greater resources than the Company, and as a result, may have a competitive advantage in the research and development of new products, sales and distribution and in other business areas.

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

    The Company has five primary competitors in the fiber optic illumination market. The most established segment of this market relates to illumination for microscopes. Within that market, Volpi Manufacturing USA, Inc. and Dolan-Jenner Industries, Inc. compete directly with the Company's products. Both of these companies have been producing fiber optic products for more than thirty years and offer a fully developed line of fiber optic illumination systems for microscopy applications. A third company, Cuda Products, Inc., also supplies fiber optic lighting for microscopy; however, its primary market is medical. The value-oriented segment of the microscopy market is dominated by Chiu Technical Corp, which offers an inexpensive, "no-frills", fiber optic lighting system. A newer segment in the fiber optic lighting market relates to automated imaging and inspection equipment for machine vision. Fostec, Inc. is the leading provider of fiber optic lighting for the machine vision industry.

    The Company has developed the in-house capability to draw its own glass fiber in variable dimensions to suit customer needs. Although some of the above-named competitors also have this capability, the Company believes that its fiber has certain qualities that deliver higher performance and result in increased reliability. Since mid-1996, the Company has invested in building up its in-house design, development and research capabilities, including the hiring of personnel trained in optical, chemical, mechanical and electrical engineering and related disciplines, and the purchase of computers and laboratory equipment necessary to support these personnel. Further, the Company has succeeded in designing and developing a complete line of fiber optic lighting products for both the machine vision and microscopy markets.

    In 2000, the Company began a program to expand its specialty optical fiber capability to include specialty optical fibers (SOF) for the telecommunications industry. The Company first offered a photosensitive fiber for the manufacturing of fiber Bragg gratings (FBGs) in mid-2000, and has made substantial capital investments in plant and equipment in connection with its efforts to launch other types of SOF, such as Erbium Doped Fiber, by mid-2001. The Company's major competitors in this area include Corning, Lucent and 3M. With Corning and Lucent consuming the majority of their SOF products internally, the Company believes the industry is looking for additional independent suppliers of SOF.

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

    The Company is the world leader in sales of phase masks used for the manufacturing of FBGs. With an estimated compounded annual growth rate of 50%, the Company continues to invest in equipment and R&D to keep up with the demand for this product. The other major competitor for this product was IBSEN, which was purchased by ADC Telecom in 2000.

    With regards to the chart recorder and thermal printer products, companies that are larger and offer more advanced technology than the Company dominate the market. Recognizing that it lacks the resources to compete directly against larger companies, such as Gould, Inc., and General Scanning, Inc., the Company has determined to focus its resources on specialized illumination and optical subcomponent fiber products.

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

BACKLOG

    The Company maintains an inventory of standard materials and components and generally manufactures standard product configurations within one to five days after receipt of a customer order. Although such rapid response is, and historically has been, a selling advantage for the Company, some orders are placed for future delivery. At December 31, 2000, the Company had a backlog of orders for future delivery of approximately $4,287,000, compared to approximately $2,457,000 as of December 31, 1999.

RAW MATERIALS

    The raw materials and components used in the Company's products are purchased from a number of different suppliers and are generally available from several sources.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

    The Company's customer base consists of more than 10,000 customers in various industries worldwide. Sales to the Company's largest single customer represented 17.7% of the Company's total net sales in fiscal 2000. The Company's top ten customers represented approximately 37.8% of total net sales in fiscal 2000.

PATENTS AND TRADEMARKS

    The Company holds patents in the United States and Ireland and, has filed additional patent applications in the United States, Canada, Europe and Japan. StockerYale (IRL), Ltd holds a patent on a method for attaching semiconductor chips and has applied for two patents in the United States, Canada and Europe on new ring light and line light technologies. StockerYale Canada holds exclusive rights in three patents in the United States and one patent in Canada through licensing agreements. One of the Company's minority-owned subsidiaries, Optune Technologies, Inc. has applied for a patent in the United States on a tunable optical filter for optical communications. The Company has four patents relating to fundamental technological devices and methodologies used to achieve low-cost fluorescent light dimming; these patents expire on August 18, 2009, August 24, 2010, September 6, 2011 and September 13, 2011. StockerYale Canada's material patents consist of four patents for lenses, which expire on May 2, 2006, November 27, 2007, June 4, 2013 and December 15, 2015. The Company believes that patents are an effective way of protecting its competitive technological advantages, and considers its patents to be a strong deterrent against unauthorized manufacture, use and sale of its products and key product attributes. There can be no assurance, however, that a patent will be issued with respect to the patent applications or whether the Company's patents or license rights will provide meaningful protection for the Company.

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

RESEARCH AND DEVELOPMENT

    The Company intends to continue to invest significant amounts in research and development for new products and for enhancements to existing products. Research and development expenditures for the Company were $1,333,000 or 7.3% of net sales in 2000 and $788,000 or 6.9% of net sales in 1999. The increase was primarily a result of the strategic decision to focus on the development of the Company's optical communication sub-component product line.

    As of February 28, 2001, the Company employed 20 full-time engineers, whose primary duties relate to product development. Outside firms and consultants are selectively engaged to develop or assist with the development of new products when opportunities exist.

    In the illumination and photonics products area, the Company's focus is on developing specialty optical fiber and related sub-components, which include the recently announced Erbium-Doped Fiber and other optical sub-component fiber. These products are expected to begin shipping at the end to the second quarter of fiscal 2001.

COMPLIANCE WITH ENVIRONMENTAL LAWS

    The Company is subject to evolving Federal, state and local environmental laws and regulations. Compliance with such laws and regulations in the past has had no material effect on the capital expenditures, earnings or competitive position of the Company. The Company believes that it complies in all material respects with existing environmental laws and regulations applicable to it. However, the Company's Salem, New Hampshire headquarters are currently the subject of environmental testing and monitoring relating to soil and groundwater contamination that occurred under prior ownership. The costs incurred to date for such testing and for remediation planning have been paid by third parties. The Company believes that the costs of any required remediation will be covered by an environmental indemnity obtained from the seller, John Hancock Mutual Life Insurance Company. In addition, it is management's understanding that in April 1996, the Massachusetts Department of Environmental Protection circulated notices to parties identified as "potentially responsible parties" with respect to the Company's Salem, New Hampshire headquarters. The Company did not receive such notice. Compliance with environmental laws and regulations in the future may require additional capital expenditures, and the Company expects that in the foreseeable future such capital expenditures will be financed by cash flow from operations.

EMPLOYEES

    As of February 28, 2001, the Company employed approximately 201 persons, of which 11 were part-time employees. None of the Company's employees are represented by a labor union and the Company believes that it has good relations with its employees.

                       ITEM 2. DESCRIPTION OF PROPERTIES

    The Company currently conducts its business at two Company-owned facilities and in three leased facilities. The Company's headquarters are located in a 79,120 square foot facility in Salem, New Hampshire, which also houses manufacturing, sales and distribution capacities for the Company's specialized lighting and specialty optical fiber products. In December 2000, the Company purchased a 60,000 square foot building and property located in Dollard-des-Ormeaux, Quebec for manufacturing and research and development by its Canadian subsidiary, StockerYale Canada. StockerYale Canada also operates out of an approximately 40,000 square foot leased facility in Saint-Laurent, Quebec. The lease for this facility expires in July 2004. StockerYale Asia Pte., Ltd. operates out of an approximately 2,733 square foot leased office space in Singapore. The Stilson Die-Draulics division, which produces the machine tool components and materials handling accessories product lines, operates from a 16,275 square foot leased facility in Roseville, Michigan. The lease for the Roseville, Michigan facility expires on September 1, 2002.

    The Company's Salem facility is owned by the Company subject to a mortgage granted to Granite State Bank, which secures obligations of the Company to such party. The Company's Canadian facility in Dollard-des-Ormeaux is owned by the Company subject to a mortgage granted to Toronto Dominion Bank, which secures obligations of the Company to such party. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS--Liquidity and Capital Resources."

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

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 2000.

                                    PART II.

                      ITEM 5. MARKET FOR COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    The Company's Common Stock is listed on the Nasdaq National Market under the symbol "STKR." From June 24, 1999 until May 11, 2000, the Company's Common Stock was quoted on the OTC-Bulletin Board under the same symbol. Prior to June 24, 1999, the Company's Common Stock was listed on the Nasdaq SmallCap Stock Market since January 29, 1996, also under the symbol "STKR".

    The following table sets forth the high and low sales prices for the last 8 quarters (as adjusted for the Company's 2-for-1 stock split on July 31, 2000):

                                                              HIGH       LOW
                                                            --------   --------
Quarter ended March 31, 1999..............................  $1.0625    $0.6563
Quarter ended June 30, 1999...............................  $1.0156    $0.6875
Quarter ended September 30, 1999..........................  $1.0000    $0.6875
Quarter ended December 31, 1999...........................  $0.8281    $0.4844
Quarter ended March 31, 2000..............................  $25.313    $0.7190
Quarter ended June 30, 2000...............................  $24.938    $9.5000
Quarter ended September 30, 2000..........................  $48.375    $21.063
Quarter ended December 31, 2000...........................  $41.500    $10.500

HOLDERS

    As of March 22, 2001, there were approximately 2,390 holders of the Company's common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

    On October 5, 2000, the Company completed a private placement of 409,132 shares of its common stock. The Company offered these shares to ten purchasers at $30.00 per share. On November 2, 2000, the Company completed a second private placement of 150,000 shares of its common stock to one purchaser at $24.4375 per share. The Company did not engage any underwriters in connection with these private placements, but the Company did enter into agreements with Kimball Cross, K.S. Securities Gmbh, nCotec and Julian Biggs to act as placement agents for the shares. In connection with these placement arrangements, the Company paid aggregate commissions of $426,850 and issued to these placement agents warrants to purchase an aggregate of 19,957 shares for $45.00 per share. These warrants expire on October 4, 2004. The two private placements resulted in net proceeds to the Company of approximately $15.5 million. Proceeds will be used for working capital purposes. In light of information received by the Company in connection with such transactions, management believes that the private placements and the issuance of the warrants were exempt from registration under
Section 4(2) of the Securities Act of 1933 (the "Securities Act").

    On June 16, 2000, the Company issued 125,382 shares of its common stock in connection with the Company's acquisition of StockerYale (IRL), Ltd. (formerly CorkOpt Ltd.). The Company acquired all of the outstanding voting stock of StockerYale (IRL) in exchange for $255,798 in cash and 125,382 shares of common stock. No commissions were paid in connection with the issuance of these shares.

    In light of the information received by the Company in connection with such transaction, management believes that the issuance of these shares in the acquisition was exempt from registration under Section 4(2) of the Securities Act.

                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION OF THE COMPANY'S FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CAPITAL RESOURCES AND LIQUIDITY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE HEREIN.

BACKGROUND

    We are an independent designer and manufacturer of optical communication sub-components and specialty optical fiber used in the building of optical networks, as well as structured light lasers, specialized fiber optic, fluorescent, and LED illumination products for the machine vision and industrial inspection industries.

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

    On May 13, 1998, we purchased all of the outstanding stock of StockerYale Canada, Inc. (formerly known as Lasiris, Inc.), a Canadian manufacturer of industrial lasers and photonics products. Since 1991, StockerYale Canada has been a leading manufacturer of phase masks used in the production of fiber Bragg gratings, which are an essential component of dense wavelength division multiplexer (DWDM) devices for high-capacity fiber optic telecommunication networks. We are currently in the process of implementing a corporate strategy to expand our product line to include specialty optical fiber and other optical communication sub-components for use in the telecommunication optical components industry. Throughout 2000, we took steps to expand our specialty optical fiber production capabilities, including purchasing of modified chemical vapor deposition (MCVD) systems that will enable us to produce fiber optic performs, and the expanding of our existing Salem facility and the purchasing of a new 60,000 square foot manufacturing, research and development facility in Montreal, Canada.

RESULTS OF OPERATIONS

ACQUISITION OF CORKOPT LTD. AND PURCHASE PRICE ALLOCATION

    On June 16, 2000, we acquired all of the outstanding voting shares of CorkOpt Ltd. for approximately $256,000 in cash and 125,382 shares of our common stock and assumed liabilities of $735,000. We accounted for the acquisition under the purchase method of accounting, and, accordingly, the operating results of CorkOpt Ltd. from the date of acquisition have been included in the accompanying consolidated statement of operations. We allocated the purchase price based on estimates of the fair market value of the assets acquired, which consist of approximately $830,000 of identifiable tangible assets, including approximately $270,000 of cash, identified intangible assets of approximately $424,000, goodwill of approximately $1.5 million and approximately $402,000 of in-process research and development that was charged to operations in the second quarter of fiscal 2000. The purchase price allocations represent the fair values determined by an independent appraisal.

DISCONTINUED OPERATIONS

    On March 6, 2001, we announced our strategic decision to sell the operations of our Stilson machine tool and accessories division for $1.1 million pursuant to a signed letter of intent. Accordingly, we reported the results of the operations of the machine tool and accessories division and the associated impairment charges as discontinued operations. The net loss from discontinued operations was $1.9 million in fiscal 2000, which includes a $1.2 million charge for impairment, consisting principally of goodwill of $714,000 and net asset impairment of $438,000. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Discontinued Operations."

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

NET SALES

    Net sales were $18.4 million in 2000 compared to $11.5 million in 1999, an increase of 60% or $6.9 million.

    Net sales from our specialized illumination products were $13.6 million in 2000 compared to $8.2 million in 1999, an increase of 65.9% or $5.4 million. The increase was largely due to higher sales of structured light lasers and fluorescent light products, which grew $2.4 million and $1.8 million, respectively. Net sales from our optical communication sub-component products doubled to $3.0 million in 2000 compared to $1.5 million in 1999. These increases were a direct result of our efforts to implement our strategic business plan to focus on optical sub-component and specialized illumination products.

    Net sales from the Company's other products, largely printer and recorders, increased slightly from $1.7 million in 1999 to $1.8 million in 2000. The Company plans to discontinue these product lines by the end of 2001.

COST OF SALES

    Cost of sales were $11.0 million in 2000 compared to $7.0 million in 1999, an increase of 57.1% or $4.0 million. The increase in cost of sales resulted primarily from an increase in net sales during the same period. We also recorded a $494,000 inventory impairment charge in 2000 for the printer and recorder inventory as a result of our decision to exit these product lines by the end of 2001.

    Gross profit was $6.9 million in 2000 compared to $4.5 million in 1999, an increase of 53.3% or $2.4 million. Gross margin decreased from 39.1% in 1999 to 37.5% in 2000. Gross margin declined primarily because of the inventory impairment charge of $494,000. Excluding this non-cash, non-recurring charge, gross margin increased to 40.2% in 2000.

OPERATING EXPENSES

    Operating expenses were $8.1 million in 2000 compared to $5.1 million in 1999, an increase of approximately $3.0 million and remained at 44% of net sales. Included in operating expenses were $604,000 and $483,000 of amortization expense primarily comprised of goodwill and other identifiable intangible assets associated with acquisitions. Also included in operating expenses for 2000 was a non-cash, non-recurring charge of $402,000 representing in-process research and development acquired in the acquisition of CorkOpt, Ltd.

    Selling expenses were $2.2 million in 2000, or 12% of net sales, compared to $1.7 million in 1999, or 14.8% of net sales. General and administrative expenses were $3.6 million in 2000, or 20.0% of net sales, compared to $2.2 million, or 19.1% of net sales in fiscal 1999. Research and development expenses were $1.3 million in 2000, or 7.1% of net sales compared to $788,000, or 6.9% of net sales in 1999, reflecting our strategy of making significant investments in research and development.

INTEREST AND OTHER INCOME

    Interest and other income was $394,000 in 2000 compared to $318,000 in 1999. Interest and other income was comprised primarily of $340,000 of interest income for 2000. In 1999, interest and other income included a gain of $164,000 from the sale of business assets relating to our military compass product line and $91,000 from the sale of marketable securities.

INTEREST EXPENSE

    Interest expense was $475,000 in 2000 compared to $526,000 in 1999. The decrease in interest expense resulted primarily from a decrease in borrowings to fund working capital.

PROVISION (BENEFIT) FOR INCOME TAXES

    We recorded a provision for income taxes of $252,000 in 2000 compared to $78,000 in 1999. The tax provision is a result of taxable income generated in Canada that could not be used to offset operating losses in the United States. We have recorded a valuation allowance against our net deferred tax assets in 2000 and 1999 after concluding that it is not likely such deferred tax asset will be realized.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, we have financed our operations primarily through third-party credit facilities and cash from operations. During the year ended December 31, 2000, we completed three separate private placement transactions selling an aggregate of 1,269,132 shares of common stock and resulting in net proceeds of approximately $24.1 million. On March 3, 2000, we completed a private placement of 710,000 common shares at a price of $13.00 per share, totaling net proceeds of approximately $8.8 million. On October 5, 2000, we completed a private placement of 409,132 common shares at a price of $30.00 per share, which resulted in net proceeds of approximately $11.7 million. Finally, on November 2, 2000, we completed another private placement of 150,000 common shares at a price of $24.4375 per share, which resulted in net proceeds of approximately $3.6 million. As of December 31, 2000, cash and cash equivalents were $13.0 million.

    Cash used in operating activities was $3.3 million in 2000, resulting from the net loss of $3.4 million and, changes in account payables and receivables totaling $2.1 million. These amounts were offset by non-cash charges for depreciation, amortization, goodwill impairment and the write-off of acquired in-process research and development totaling $2.2 million.

    Cash used in investing activities was $5.7 million, which was primarily used to purchase property, plant and equipment in connection with building a perform production facility at our Salem facility, equipment associated with our specialty optical fiber and optical sub-components product lines, the purchase of a research and development facility in Montreal and related improvements.

    Cash provided by financing activities was $22.0 million in 2000 and resulted primarily from our sale of common stock through private placement transactions, partially offset by the payment of debt totaling $2.2 million.

    As part of our strategic plan to expand our specialty optical fiber production capabilities, we have begun the construction of a 14,000 square foot addition to our existing Salem facility. This building will be used for research and development of specialty optical fiber and optical sub-components, including

MCVD systems, drawing towers and other optical measuring equipment. We believe that we will be able to finance a significant portion of this project, which is expected to be approximately $7 million, with the refinancing of our existing mortgage on the Salem property and various equipment loans, although we can have no assurance at this time as to the terms of any such refinancing.

    On December 5, 2000, StockerYale Canada amended its credit agreement with Toronto Dominion Bank. The credit agreement provides for (a) a $2,000,000 CDN operating line of credit; (b) a mortgage loan and (c) various term notes totaling up to $1,049,000 CDN. The line of credit bears interest at 1% over Toronto Dominion's prime rate, requires monthly payments of interest only, and is payable on demand. As of December 31, 2000, there were no borrowings on the line of credit. The mortgage requires monthly principal payments of $10,797 CDN (approximately $7,200 US) plus interest at prime rate plus 0.875% and matures in December 2005. As of December 31, 2000, the outstanding balance on the mortgage was $1,944,000 CDN ($1,297,000 US). The term loans require monthly principal payments of approximately $25,000 CDN ($16,750 US) plus interest ranging from the prime rate plus 1.25% to 2.0% and mature between May 2002 and December 2005. On December 31, 2000, the outstanding aggregate balance on the term loans was $533,000 CDN ($355,000 US).

    On October 12, 2000, we entered into a joint venture with Dr. Nicolae Miron and formed Optune Technologies, Inc., a Quebec corporation, to develop a new class of tunable optical filters. Under the terms of this joint venture arrangement, we acquired a 49% equity interest in Optune and we agreed to contribute an aggregate of $4,000,000 to be made over a two year period pursuant to a fixed schedule.

    On February 18, 2000, we announced that all of the holders of our $1.35 million 7 1/4% Convertible Subordinated Notes due May 1, 2001 had elected to convert their Notes. The Notes were converted into 366,092 shares of common stock based on a conversion price of $3.6875 per share.

    On February 11, 1999, we entered in a new credit agreement with Wells Fargo Business Credit, Inc., formerly Norwest Business Credit, Inc., with total borrowing availability up to $3,500,000. The credit facility with Wells Fargo consists of a $500,000 term loan that requires 60 monthly principal payments of $8,333, beginning April 1, 1999. The credit facility also provides for a revolving line of credit of up to $3.5 million less the amount of the term loan. The amount available for borrowing under this facility is also subject to a defined borrowing base consisting of eligible accounts receivable and inventory. As of December 31, 2000, $323,000 was outstanding under the term loan and revolving credit line and approximately $2,106,000 was available for additional borrowings. The outstanding principal balance of all advances under this credit facility bears interest at a floating rate of the bank's base rate plus 2.5%. Our obligation under the Wells Fargo credit agreement is evidenced by a demand note and may be terminated at any time by Wells Fargo in its sole discretion, prior to the stated maturity date of March 1, 2002. Our obligations under this credit facility are secured by substantially all of our assets other than real property. In addition, Mark W. Blodgett, our Chief Executive Officer, has unconditionally guaranteed all amounts outstanding. The Credit and Security Agreement between the Company and Wells Fargo requires that we comply with certain affirmative and negative covenants. As of December 31, 2000, we were in technical default of its covenant regarding minimum earnings. Wells Fargo has waived such default.

    On May 13, 1998, we entered into a $750,000 second mortgage loan with Danvers Savings Bank. This loan bears interest at a rate of 11%, requires monthly payments of interest only, and its original maturity date of May 13, 1999 was extended to February 28, 2001. Under the terms of the extension, Danvers Savings Bank lowered the interest rate to 10% and required monthly payments of principal and interest on a ten-year amortization schedule with $25,000 of additional principal due each quarter until maturity. As of December 31, 2000, the balance due under this loan was $601,000. On February 7, 2001, we paid the outstanding balance in full.

    On May 20, 1997, we entered into an equipment line of credit agreement with Granite Bank to finance capital equipment related to new product development. The line of credit provides that equipment purchases will be converted quarterly into a series of five-year notes, not to exceed $500,000 in the aggregate, bearing interest at the prime rate plus .75%. As of December 31, 2000, we had borrowed $175,000 pursuant to such line of credit.

    From time to time, we explore possible acquisitions of companies or product lines and investments in joint ventures with third parties that we believe will fit with our strategic plan and complement our existing product lines. For example, we have a signed letter of intent relating to a joint venture with Dr. Danny Wong, which will pursue the research and development of new products and technologies involving specialty optical fiber for telecommunication applications. Similarly, we have executed a letter of intent with Kloe, s.a., a French company focusing on the development of integrated optical devices and circuits using proprietary sol-gel technology pursuant to which we are exploring purchasing 51% of the outstanding equity of Kloe. Once finalized, these arrangements will involve us funding a significant amount of research and development costs, which may require us to obtain additional financing through the future issuance of equity or debt securities or future borrowings.

    From time to time, we contemplate raising additional capital by the issuance of equity securities, the proceeds of which may be used, among other things, to fund working capital need or future acquisitions and joint ventures. Assuming our borrowing base remains at its current level or higher and our ability to raise necessary capital, we believe that our available financial resources are adequate to meet foreseeable working capital, debt service and capital expenditure requirements through the next twelve months.

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

INVENTORY OBSOLESCENCE

    The potential for inventory obsolescence of older products as the Company develops new products is not significant. With the exception of the Company's new line of specialized illumination and optical communication sub-component products, the Company's product offerings have remained substantially the same for twenty years, with new enhancements introduced periodically. Enhanced versions of old products are not introduced to the market until the old components being replaced in the new configurations are appropriately reduced. New product additions to existing lines are generally designed to accommodate new and different applications, have features that are quite different from existing products, and do not impact the demand for other, older products.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

    Statements, other than historical facts, made herein may constitute forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those, anticipated in such statements. The factors that could cause actual results to differ materially from anticipated results include, without limitation, the Company's ability to, (i) compete with entities that have greater financial, technical and marketing resources than the Company, (ii) develop and market new products in its various business lines, (iii) gain sufficient market acceptance for its optical communications sub-component products (iv) obtain financing on favorable terms or refinance indebtedness prior to maturity or (v) raise capital through equity or debt to fund anticipated expenditures and (vi) risks inherent with international operations. In addition, general economic conditions in the United States, Southeast Asia, and elsewhere may affect the Company's results.

WE MAY NOT OBTAIN SUFFICIENT CAPITAL TO FUND OUR NEEDS AND ADDITIONAL FUNDING MAY BE DILUTIVE TO CURRENT SECURITY HOLDERS

    Our future capital requirements will depend on a number of factors, including our profitability, growth rate, working capital requirements, expenses associated with protection of our patents and other intellectual property, and costs of future research and development activities. We currently plan to fund these activities through operations.

    Future operating results will depend, in part, on our ability to obtain and manage capital sufficient to finance our business. To the extent that funds expected to be generated from operations are not sufficient to meet current or planned operating requirements, we will seek to obtain additional funds through bank credit facilities, equity or debt financing, collaborative or other arrangements with corporate partners and from other sources. Additional funding may not be available when needed or on acceptable terms, which could have a material adverse effect on our business, financial condition and results of operations. If adequate funds are not available, we may be required to delay or to eliminate certain expenditures or to license to third parties the rights to commercialize technologies that we would otherwise seek to develop ourselves. In addition, in the event that we obtain any additional funding, such financing may have a substantially dilutive effect on the holders of our securities.

WE MAY NOT ACCOMPLISH OUR NEW BUSINESS STRATEGY; OUR ILLUMINATION AND PHOTONICS PRODUCTS MAY NOT GAIN SUFFICIENT MARKET ACCEPTANCE TO RESULT IN THE NUMBER OF ORDERS FOR OUR COMPANY TO ACHIEVE PROFITABILITY

    Our business strategy is to shift away from our historical lines of businesses and direct our resources to develop, manufacture and market our specialty optical fiber, optical sub-component and illumination products for use in industrial inspection applications and in the telecommunications industry. Our specialty optical fiber, optical sub-component and illumination products may not achieve market acceptance with commercial and industrial purchasers. Without market acceptance, we may not receive a sufficient number of orders for our specialty optical fiber, optical sub-component and illumination products to achieve profitability. In addition, even if our specialty optical fiber, optical sub-component and illumination products achieve market acceptance, should these products not prove to be cost-effective and reliable, or offer advantages over comparable products sold by our competitors, they may lose that acceptance.

WE MAY FACE DELAYS, DIFFICULTIES OR UNANTICIPATED COSTS IN EXPANDING OUR SALES AND DISTRIBUTION CAPABILITIES NECESSARY TO GAIN MARKET ACCEPTANCE FOR OUR PRODUCTS

    We are working to expand our sales, distribution and marketing capabilities for our specialty optical fiber, optical subcomponent and illumination products in the United States and abroad. To market our products directly, we must develop an effective marketing and sales force with technical expertise and a supporting distribution capability. We may choose or find it necessary to enter into strategic partnerships on uncertain but potentially unfavorable terms to sell, market and distribute our products.

WE HAVE MANY COMPETITORS IN OUR FIELD AND OUR TECHNOLOGIES MAY NOT REMAIN COMPETITIVE

    We are participants in a rapidly evolving field in which technological developments are expected to continue at a rapid pace. We have many competitors in the United States and abroad, including various fiber optic component manufacturers, universities and other private and public research institutions.

Our success depends upon our ability to develop and maintain a competitive position in the product categories and technologies on which we focus. The introduction of new products incorporating new technologies of the emergence of new industry standards could make it more difficult for our existing products to compete in terms of pricing or functionality. Many of our competitors have greater capabilities, experience and financial resources than we do. Competition is intense and is expected to increase as new products enter the market and new technologies become available.

IF WE FAIL TO MAINTAIN ACCEPTABLE MANUFACTURING YIELDS, WE MAY NEED TO DELAY PRODUCT SHIPMENTS AND OUR GROSS MARGINS COULD BE IMPAIRED

    The manufacture of our products involves highly complex and labor intensive processes. If production facilities or personnel are not adequate for these demands, our manufacturing yields, which is the percentage of our products that meet customer specifications, could decline, resulting in product shipment delays, possible lost revenue opportunities, and impaired gross margins. In response to changes in product specifications and customer needs, our manufacturing process may experience changes that could significantly reduce manufacturing yields. Our production yields could also be lower if we receive or inadvertently use defective materials from our suppliers. We cannot be sure that our manufacturing facilities will achieve or maintain acceptable yields in the future.

OUR CUSTOMERS ARE NOT OBLIGATED TO BUY MATERIAL AMOUNTS OF OUR PRODUCTS AND MAY CANCEL OR DEFER PURCHASES ON SHORT NOTICE

    Our customers typically purchase our products under individual purchase orders and may cancel or defer purchases on short notice without significant penalty. Accordingly, sales in a particular period are difficult to predict. Decreases in purchases, cancellations of purchase orders or deferrals of purchases may have a material adverse effect on us, particularly if we do not anticipate them.

THERE ARE UNCERTAINTIES ASSOCIATED WITH OUR ACQUISITION AND JOINT VENTURE
STRATEGY

    We intend, from time to time, to evaluate and consider potential acquisitions of businesses or assets and joint ventures to complement or expand our product lines or business. No assurance can be given that suitable acquisition candidates can be acquired on acceptable terms or that future acquisitions, if completed, will be successful. Future acquisitions by us could result in the incurrence of debt, the potentially dilutive issuance of equity securities and the incurrence of contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect our business, operating results, financial condition and future prospects. The success of any completed acquisition will depend on our ability to integrate effectively the acquired business or assets into our business and operations. The process of integrating any acquired business or assets may involve numerous risks, including difficulties in the assimilation of operations and products, the diversion of management's attention from other business concerns, risks of entering markets in which we have limited or no direct prior experience and the potential loss of key employees of the acquired businesses.

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS

    We distribute and sell certain of our products internationally. As a result, we are subject to risks associated with operating in a foreign country, including fluctuations in foreign currency exchange rates, imposition of limitations on conversion of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries, imposition or increase of withholding and other taxes on remittances and other payments on foreign subsidiaries, hyperinflation and imposition or increase of investment and other restrictions by foreign governments. Such risks may have a material adverse effect on our business, results of operations and financial condition in the future.

                          ITEM 7. FINANCIAL STATEMENTS

    The information required by Item 7 is presented on pages 17 through 34 of this Form 10-KSB. The index to the Company's consolidated financial statements is set forth below:

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................     17
Consolidated Balance Sheet at December 31, 2000 and 1999....     18
Consolidated Statements of Operations for the Years Ended
  December 31, 2000 and 1999................................     19
Consolidated Statements of Stockholders' Investment for the
  Years Ended December 31, 2000 and 1999....................     20
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000 and 1999................................     21
Notes to Consolidated Financial Statements..................     22

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Directors and Stockholders of
StockerYale, Inc.:

    We have audited the accompanying consolidated balance sheets of StockerYale, Inc. (a Massachusetts corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' investment and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of StockerYale, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Boston, Massachusetts
February 23, 2001

                       STOCKERYALE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  2000            1999
                                                              -------------   -------------
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  12,487,000   $      85,000
  Restricted cash...........................................        500,000              --
  Trade receivables, less reserves of approximately $151,000 in 2000
    and $84,000 in 1999.....................................      2,946,000       1,991,000
  Prepaid income taxes......................................        310,000         224,000
  Inventories...............................................      5,196,000       4,934,000
  Prepaid expenses..........................................        277,000         116,000
                                                              -------------   -------------
      Total current assets..................................     21,716,000       7,350,000
                                                              -------------   -------------

Property, Plant and Equipment, Net..........................      8,338,000       3,085,000
                                                              -------------   -------------

Note Receivable.............................................         90,000         100,000
                                                              -------------   -------------

Goodwill, net of accumulated amortization...................      2,746,000       1,399,000
                                                              -------------   -------------

Identified intangible assets................................      2,675,000       2,587,000
                                                              -------------   -------------

Long-Term Investment........................................        250,000              --
                                                              -------------   -------------

Cash Value Life Insurance...................................         66,000          66,000
                                                              -------------   -------------

Net Assets of Discontinued Operations.......................      1,100,000       2,092,000
                                                              -------------   -------------

                                                              $  36,981,000   $  16,679,000
                                                              =============   =============

          LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Current portion of long-term debt.........................  $   1,328,000   $   3,798,000
  Accounts payable..........................................      1,636,000       2,892,000
  Accrued expenses..........................................      1,332,000         890,000
  Short-term lease obligation...............................        119,000         108,000
                                                              -------------   -------------
      Total current liabilities.............................      4,415,000       7,688,000
                                                              -------------   -------------

Long-Term Debt and Capital Lease Obligations................      2,779,000       3,634,000
                                                              -------------   -------------

Other Long-Term Liabilities.................................        929,000         565,000
                                                              -------------   -------------

Deferred Income Taxes.......................................        959,000       1,038,000
                                                              -------------   -------------

Commitments and Contingencies

Stockholders' Investment:
  Common stock, par value $0.001--
    Authorized--20,000,000 shares at December 31, 2000 and
      1999
    Issued and outstanding--9,385,656 and 7,605,050 shares
      at December 31, 2000 and 1999, respectively...........          9,000           8,000
  Paid-in capital...........................................     42,071,000      14,421,000
  Accumulated other comprehensive income (loss).............       (129,000)        (18,000)
  Accumulated deficit.......................................    (14,052,000)    (10,657,000)
                                                              -------------   -------------
      Total stockholders' investment........................     27,899,000       3,754,000
                                                              -------------   -------------
                                                              $  36,981,000   $  16,679,000
                                                              =============   =============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                       STOCKERYALE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 FOR THE YEARS ENDED
                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------   ------------
Net Sales...................................................  $18,366,000   $ 11,483,000

Cost of Sales...............................................   10,966,000      7,020,000

Inventory Impairment........................................      494,000             --
                                                              -----------   ------------

        Gross profit........................................    6,906,000      4,463,000

Operating Expenses:
  Selling expenses..........................................    2,152,000      1,620,000
  General and administrative expenses.......................    3,615,000      2,181,000
  Amortization and goodwill expense.........................      604,000        483,000
  Research and Development..................................    1,333,000        788,000
  In Process Research and Development.......................      402,000             --
                                                              -----------   ------------

      Total operating expenses..............................    8,106,000      5,072,000
                                                              -----------   ------------

      Operating loss........................................   (1,200,000)      (609,000)

Interest and Other Income...................................      394,000        318,000
Interest Expense............................................     (475,000)      (526,000)
                                                              -----------   ------------

      Loss before income tax provision (benefit)............   (1,281,000)      (817,000)

Income Tax Provision (Benefit)..............................      252,000         78,000
                                                              -----------   ------------

      Net Loss from Continuing Operations...................  $(1,533,000)  $   (895,000)
                                                              -----------   ------------

      Net Loss from Discontinued Operations.................  $(1,862,000)  $   (163,000)
                                                              -----------   ------------

      Net Loss..............................................  $(3,395,000)  $ (1,058,000)
                                                              ===========   ============

Loss per Share from Continuing Operations--Basic and
  Diluted...................................................  $     (0.18)  $      (0.12)
                                                              -----------   ------------

Loss per Share from Discontinued Operations--Basic and
  Diluted...................................................  $     (0.21)  $      (0.02)
                                                              -----------   ------------

Loss per Share--Basic and Diluted...........................  $     (0.39)  $      (0.14)
                                                              ===========   ============

Weighted Average Common Shares--Basic and Diluted...........    8,711,000      7,545,000
                                                              ===========   ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                       STOCKERYALE, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                COMMON STOCK                                        CUMULATIVE
                            ---------------------                   RETAINED      ITEMS OF OTHER       TOTAL
                                         $0.001       PAID-IN       EARNINGS      COMPREHENSIVE    STOCKHOLDERS'   COMPREHENSIVE
                            SHARES(1)   PAR VALUE     CAPITAL       (DEFICIT)         INCOME        INVESTMENT     INCOME (LOSS)
                            ---------   ---------   -----------   -------------   --------------   -------------   --------------
  Balance, December 31,
    1998..................  7,358,896    $8,000     $14,221,000   $  (9,599,000)    $   57,000      $ 4,687,000     $(9,948,000)

Issuance of common stock
  to employee.............   246,154         --         200,000              --             --          200,000              --
Unrealized gain on
  investment..............        --         --              --              --        (86,000)         (86,000)        (86,000)
Cumulative translation
  adjustment..............        --         --              --              --         11,000           11,000          11,000
Net loss..................        --         --              --      (1,058,000)            --       (1,058,000)     (1,058,000)
                            ---------    ------     -----------   -------------     ----------      -----------     -----------
COMPREHENSIVE NET LOSS
  FOR THE YEAR ENDED
  DECEMBER 31, 1999.......                                                                                          $(1,133,000)
                                                                                                                    ===========

  Balance, December 31,
    1999..................  7,605,050     8,000      14,421,000     (10,657,000)       (18,000)       3,754,000
Sale of common stock net
  of issuance costs of
  $1.1 million............  1,289,132     1,000      24,106,000              --             --       24,107,000
Conversion of subordinated
  debt to common stock....   366,092         --       1,350,000              --             --        1,350,000              --
Issuance of common stock
  for acquisition of
  CorkOpt Ltd.............   125,382         --       2,194,000                                       2,194,000
Cumulative translation
  adjustment..............        --         --              --              --       (111,000)        (111,000)       (111,000)
Net loss..................        --         --              --      (3,395,000)            --       (3,395,000)     (3,395,000)
                            ---------    ------     -----------   -------------     ----------      -----------     -----------
COMPREHENSIVE NET LOSS
  FOR THE YEAR ENDED
  DECEMBER 31, 2000.......                                                                                          $(3,506,000)
                                                                                                                    ===========
  Balance, December 31,
    2000..................  9,385,656    $9,000     $42,071,000   $ (14,052,000)    $ (129,000)     $27,899,000
                            =========    ======     ===========   =============     ==========      ===========

------------------------------

(1) All share data for prior periods have been restated to reflect a two-for-one stock split effective July 31, 2000.

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                       STOCKERYALE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Cash Flows from Operating Activities:
  Net loss..................................................  $(3,395,000)  $(1,058,000)
  Less: net loss on discontinued operations.................   (1,862,000)     (163,000)
                                                              -----------   -----------
                                                              $(1,533,000)  $  (895,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities--
    Acquired in Process Research and Development............      402,000            --
    Gain on sale of fixed assets............................           --       (18,000)
    Depreciation and amortization...........................    1,025,000       906,000
    Deferred income taxes...................................     (130,000)     (116,000)
    Other changes in assets and liabilities--
      Accounts receivable, net..............................     (819,000)     (243,000)
      Inventories...........................................     (138,000)      176,000
      Prepaid expenses......................................     (135,000)      128,000
      Prepaid taxes.........................................      (75,000)      (62,000)
      Accounts payable......................................   (1,302,000)      237,000
      Accrued expenses......................................      264,000      (108,000)
      Cash value of life insurance..........................           --       (14,000)
                                                              -----------   -----------
      Net cash provided by (used in) operating activities,
        continuing operations...............................   (2,441,000)       (9,000)
      Net cash used by operating activities, discontinued
        operations..........................................     (870,000)      714,000
                                                              -----------   -----------
          Net cash provided by (used in) operating
          activities........................................   (3,311,000)      705,000
                                                              -----------   -----------
Cash Flows Used for Investing Activities:
  Purchases of property, plant and equipment................   (5,404,000)     (489,000)
  Net proceeds from sale of fixed assets....................           --        43,000
  Long term investment......................................     (250,000)           --
  Business acquired, net of cash acquired...................       (2,000)           --
                                                              -----------   -----------
          Net cash used in investing activities.............   (5,656,000)     (446,000)
                                                              -----------   -----------
Cash Flows from Financing Activities:
  Proceeds from sale of common stock........................   24,107,000       200,000
  Payments of bank debt.....................................   (2,159,000)     (346,000)
  Note receivable (issued) settled..........................       10,000      (100,000)
                                                              -----------   -----------
          Net cash provided by (used in) financing
          activities........................................   21,958,000      (246,000)
                                                              -----------   -----------
Effect of Exchange Rate on Changes in Cash..................      (89,000)       (7,000)
Net Increase in Cash and Cash Equivalents...................   12,902,000         6,000
Cash and Cash Equivalents, Beginning of Year................       85,000        79,000
                                                              -----------   -----------
Cash and Cash Equivalents, End of Year......................  $12,987,000   $    85,000
                                                              ===========   ===========
Supplemental Disclosure of Cash Flow Information:
  Interest paid.............................................  $   577,000   $   717,000
                                                              ===========   ===========
  Taxes paid................................................  $    42,000   $    50,000
                                                              ===========   ===========
Supplemental Disclosure of Noncash Financing Activities:
  Conversion of subordinated debt to common stock...........  $ 1,350,000            --
                                                              ===========   ===========
  Fair value of shares used for acquisition of CorkOpt
  Ltd.......................................................  $ 2,194,000            --
                                                              ===========   ===========
  Liabilities assumed in acqisition.........................  $   717,000   $        --
                                                              ===========   ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                       STOCKERYALE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

(1) ORGANIZATION AND OPERATIONS

    StockerYale, Inc. (the Company) was incorporated in 1951, and is primarily engaged in the design, manufacture and distribution of structured light lasers, specialized fiber optic and fluorescent illumination products for the machine vision and industrial inspection industries as well as telecommunication optical sub-component products.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

    PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, StockerYale (IRL) Ltd, StockerYale Asia PTE Ltd, and Lasiris Holdings, Inc., which holds all of the outstanding shares of StockerYale Canada. All significant intercompany balances and transactions have been eliminated.

    CASH AND CASH EQUIVALENTS

    Cash equivalents consist of highly liquid investments with original maturities of three months or less.

    EARNINGS PER SHARE

    In accordance with SFAS No. 128, EARNINGS PER SHARE, basic and diluted net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share exclude the effect of 1,475,857 shares in 2000 and 1,292,902 shares in 1999 of potential common shares from stock options and warrants, because to include such shares would have been antidilutive.

    STOCK SPLIT

    On July 31, 2000, a stock split of the Company's outstanding common stock was effected in the form of a 100% dividend to holders of record as of the close of business on July 17, 2000. All shares and per share amounts of the common stock for all periods have been retroactively adjusted to reflect the stock split.

    REVENUE RECOGNITION

    The Company recognizes revenue as products are shipped.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment as of December 31, 2000 and 1999 consisted of the following:

                                                         2000          1999
                                                      -----------   ----------
Land................................................  $   306,000   $  306,000
Building and building improvements..................    6,194,000    1,771,000
Machinery and equipment.............................    4,291,000    3,762,000
Furniture and fixtures..............................    1,991,000    1,151,000
                                                      -----------   ----------
                                                       12,782,000    6,990,000
Less: Accumulated depreciation and amortization.....    4,444,000    3,905,000
                                                      -----------   ----------
                                                      $ 8,338,000   $3,085,000
                                                      ===========   ==========

    DEPRECIATION

    The Company provides for depreciation on a straight-line basis by charges to expense in amounts estimated to amortize the costs of property, plant and equipment over their estimated useful lives as follows:

        ASSET CLASSIFICATION                   ESTIMATED USEFUL LIFE
        --------------------                   ---------------------
Building and building improvements...             10 to 40 years
Machinery and equipment..............              5 to 10 years
Furniture and fixtures...............              3 to 10 years

    Total depreciation and amortization of property, plant and equipment was approximately $42,000 and $456,000 in 2000 and 1999, respectively.

    GOODWILL AND OTHER INTANGIBLE ASSETS

    Intangible assets as of December 31, 2000 and 1999 consisted of the following:

                                                        2000          1999
                                                     -----------   -----------
Goodwill...........................................  $ 8,127,000   $ 6,513,000
Debt issuance costs................................      335,000       335,000
Other identified intangible assets.................    3,499,000     3,075,000
                                                     -----------   -----------
                                                      11,961,000     9,923,000
Less--accumulated amortization.....................    6,540,000     5,937,000
                                                     -----------   -----------
                                                     $ 5,421,000   $ 3,986,000
                                                     ===========   ===========

    The rates used to compute amortization are based on the following estimated useful lives:

        ASSET CLASSIFICATION                   ESTIMATED USEFUL LIFE
        --------------------                   ---------------------
Goodwill.............................                10 years
Identifiable intangibles.............                10 years
Debt issuance costs..................              Life of loan

    Amortization of goodwill and other intangibles was approximately $604,000 and $483,000 in 2000 and 1999, respectively.

    LONG-LIVED ASSETS

    In accordance with the provisions of SFAS No. 121--ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company periodically assesses the realizability of its long-lived assets based on undiscounted operating cash flows whenever significant events or changes occur which might impact recovery of recorded asset costs.

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

    FAIR VALUES OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, current maturities of long-term debt, accounts payable and long-term debt. The estimated fair value of these financial instruments approximates their carrying value as of December 31, 2000.

    CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The risk is limited due to the relatively large number of customers composing the Company's customer base and their dispersion across many industries and geographic areas within the United States, Europe and Asia. The Company also performs ongoing credit evaluations of existing customers' financial condition. One customer accounted for 17.7% of sales in 2000, no other customer accounted for more than 10%.

    USE OF ESTIMATES

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

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements.

    RECLASSIFICATION

    Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

(3) DISCONTINUED OPERATIONS

    During 2000, the Company decided to discontinue its machine components and accessories division ("Stilson Die-Draulic"). On March 6, 2001, the Company signed a letter of intent to sell the net assets of the division for $1.1 million. Accordingly, the Company reported the results of the operations of the machine tool and accessories division and the associated impairment charges as discontinued operations. The net loss from Discontinued Operations was $1.9 million in fiscal 2000 that includes a $1.2 million charge for impairment, principally goodwill of $714,000 and net asset impairment of $438,000.

    Certain information with respect to discontinued operations is summarized as follows:

                                                         2000          1999
                                                      -----------   ----------
STATEMENT OF OPERATIONS:
Net sales...........................................  $ 2,903,000   $2,861,000
                                                      -----------   ----------
Cost of sales.......................................    2,422,000    2,270,000
Selling, general and administrative.................      987,000      974,000
Impairment charges..................................    1,152,000           --
Goodwill amortization...............................       95,000       95,000
Other expense (income)..............................      109,000     (315,000)
                                                      -----------   ----------
Cost and expenses...................................    4,765,000    3,024,000
                                                      -----------   ----------
Loss from discontinued operations...................  $(1,862,000)  $ (163,000)
                                                      ===========   ==========

(4) ACQUISITIONS

    On June 16, 2000, the Company acquired all of the outstanding voting shares of CorkOpt Ltd for approximately $3.2 million, consisting of approximately $256,000 in cash, 125,382 shares of the Company's common stock with an agreed upon value of $2.2 million and assumed liabilities of approximately $735,000. The Company accounted for the acquisition under the purchase method of accounting and accordingly, the operating results of CorkOpt Ltd. from the date of acquisition have been included in the accompanying consolidated statement of operations. The Company has allocated the purchase price based on estimates of the fair market value of the assets acquired, which consist of approximately $830,000 of identifiable tangible assets including approximately $270,000 of cash, identified intangible assets of approximately $424,000, goodwill of approximately $1.5 million and approximately $402,000 of in-process research and development, which was charged to operations in the second quarter of fiscal 2000. The purchase price allocations represent the fair values determined by the independent appraisal.

(5) INCOME TAXES

    The components of the provision (benefit) for income taxes are as follows:

                                                          FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Current--
  Federal...............................................  $(67,000)  $(98,000)
  State.................................................   (12,000)   (18,000)
  Foreign...............................................   252,000     78,000
                                                          --------   --------
                                                           173,000    (38,000)
                                                          --------   --------
Deferred--
  Federal...............................................    67,000     98,000
  State.................................................    12,000     18,000
  Foreign...............................................        --         --
                                                          --------   --------
                                                            79,000    116,000
                                                          --------   --------
                                                          $252,000   $ 78,000
                                                          ========   ========

    The following is a reconciliation of the federal income tax (benefit) calculated at the statutory rate of 34% to the recorded amount:

                                                         FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                        ---------------------
                                                          2000        1999
                                                        ---------   ---------
Applicable statutory federal income tax benefit.......  $(435,000)  $(333,000)
State income taxes, net of federal income tax
  benefit.............................................    (58,000)    (59,000)
Non-deductible amortization and impairment charge.....    544,000     228,000
Foreign tax differential..............................   (242,000)         --
Other, net............................................         --     (41,000)
Valuation allowance...................................    443,000     283,000
                                                        ---------   ---------
                                                        $ 252,000   $  78,000
                                                        =========   =========

    The significant items comprising the deferred tax asset and liability at December 31, 2000 and 1999 are as follows:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        2000          1999
                                                     -----------   -----------
Net operating loss carry forwards..................  $ 1,076,000   $   789,000
Financial reserves not yet deductible..............      411,000       470,000
Accelerated depreciation and property-basis
  differences......................................     (602,000)     (772,000)
Identified intangible assets.......................     (914,000)   (1,038,000)
Other..............................................        6,000         6,000
Valuation allowance................................     (936,000)     (493,000)
                                                     -----------   -----------
                                                     $  (959,000)  $(1,038,000)
                                                     ===========   ===========

    As of December 31, 2000, the Company had net operating loss carry forwards
(NOLs) of approximately $3.8 million available to offset future taxable income, if any. These carry forwards expire through 2020 and are subject to review and possible adjustment by the Internal Revenue Service. The Company's historical operating losses raise doubt as to the realizability of the deferred tax assets. As a result, management has provided a valuation allowance for a portion of deferred tax assets that may not be realized.

(6) INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead. Inventories are as follows:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
Finished goods.......................................  $1,230,000   $  628,000
Work-in-process......................................     230,000      329,000
Raw materials........................................   3,736,000    3,977,000
                                                       ----------   ----------
                                                       $5,196,000   $4,934,000
                                                       ==========   ==========

    Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan and reduces the carrying cost of inventory to the lower of cost or market. In December 2000, the Company made a strategic decision to discontinue its printer and recorder product line and consequently, recorded a charge of $494,000 related to inventory of that product line. The charge has been recorded as a separate component of the cost of goods sold in the accompanying financial statements.

(7) NOTE RECEIVABLE

    On September 24, 1999, the Company sold its military compass product line for $200,000 in cash and a note receivable of $100,000 from the buyer. The note demands payment of interest only for the first six months with interest and principal payable over the following twelve months. The balance as of December 31, 2000 was $90,000.

(8) LONG-TERM DEBT

    As of December 31, 2000 and 1999, debt consisted of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Borrowings under Credit Agreement with Wells Fargo..........  $  323,000   $2,452,000
Convertible subordinated notes payable......................          --    1,350,000
Mortgage note payable to a bank (Salem facility), maturing
  August 29, 2011, with an interest rate of bank's prime
  rate plus 1%..............................................   1,259,000    1,319,000
Mortgage Note with Danvers Savings Bank.....................     601,000      750,000
Borrowings under equipment line of credit...................     175,000      249,000
Revolving line of credit, maturing April 1998, payable to a
  Hong Kong bank, with an interest rate at the bank's prime
  lending rate as defined (8.50%) at December 31, 1999......          --      202,000
Borrowings under Credit Agreement with Toronto Dominion
  Bank......................................................     355,000    1,124,000
Mortgage note payable to a Canadian bank, maturing
  December 2005, with an interest rate of bank's prime plus
  0.88%.....................................................   1,297,000           --
Term loan with the Bank of Ireland, maturing on
  December 31, 2003, with an interest rate of 6 1/2%........     137,000           --
Revolving line of credit, maturing on demand, payable to a
  Singapore bank, with interest of prime plus 2%............      40,000       53,000
Machinery & equipment capital lease obligation, maturing
  from December 18, 2002-April 8, 2005......................      39,000           --
Machinery & equipment capital lease obligation, maturing
  August 31, 2000, with an interest rate of 7.8%............          --       41,000
                                                              ----------   ----------
                                                               4,226,000    7,540,000
Less--Current portion of long-term debt.....................   1,447,000    3,906,000
                                                              ----------   ----------
                                                              $2,779,000   $3,634,000
                                                              ==========   ==========

    BORROWINGS UNDER CREDIT AGREEMENT WITH WELLS FARGO

    On February 11, 1999 the Company entered in a credit agreement with Wells Fargo Business Credit, Inc., formerly Norwest Business Credit, Inc., with total borrowing availability up to $3,500,000. Initial proceeds were used to payoff the amounts outstanding under the credit agreement between the Company and Fleet National Bank of Massachusetts, N.A. The new credit facility with Wells Fargo consists of a $500,000 term loan that requires 60 monthly principal payments of $8,333, beginning April 1, 1999. The credit facility also provides for a revolving line of credit of up to $3.5 million less the amount of the term loan. The amount available for borrowing under this facility is also subject to a defined borrowing base consisting of eligible accounts receivable and inventory. The outstanding principal balance of all advances under this credit facility bears interest at a floating rate of the bank's base rate plus 2.5%. The bank's prime rate was 9.5% at December 31, 2000. The Company's obligation under the Wells Fargo credit agreement is evidenced by a demand note and may be terminated at any time by Wells Fargo in its sole discretion, prior to the stated maturity date of March 1, 2002. The Company's obligations under this credit facility are secured by substantially all of the Company's assets other than real property. In addition, Mark W. Blodgett, the Company's Chief Executive Officer, has unconditionally guaranteed all amounts outstanding. The Credit and Security Agreement between the Company and Wells Fargo requires the Company to comply with certain affirmative and negative covenants. As of December 31, 2000 the Company has obtained a waiver for its events of default of its covenant regarding minimum earnings. As of December 31, 2000, $6,000 and $317,000 were outstanding under the revolving credit line and term loan, respectively. Approximately $2,106,000 was available for additional borrowings under the revolving credit line.

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

    MORTGAGE NOTE PAYABLE WITH DANVERS SAVINGS BANK (NEW HAMPSHIRE)

    On May 13, 1998, the Company entered into a $750,000 second mortgage loan with Danvers Savings Bank (the "Danvers Loan"). This loan bears interest at a rate of 11%, requires monthly payments of interest only, and its original maturity date of May 13, 1999 was extended to February 28, 2001. Under the terms of the extension, Danvers Savings Bank lowered the interest rate to 10% and requires monthly payments of principal and interest on a 10-year amortization schedule with $25,000 of additional principal due each quarter until maturity. As of December 31, 2000, the balance due under the Danvers Loan was $601,000. On February 7, 2001, the Company paid the outstanding balance in full.

    BORROWINGS UNDER CREDIT AGREEMENT WITH TORONTO DOMINION BANK

    On December 5, 2000, StockerYale Canada amended its credit agreement with Toronto Dominion Bank ("TD Bank"). The credit agreement provides for (i) a $2,000,000 CDN Operating Line of Credit (the "TD Line of Credit"); (ii) a mortgage loan (the "TD Mortgage") and (iii) various term notes totaling up to $1,049,000 CDN (the "Term Loans"). The TD Line of Credit bears interest at 1% over the TD Bank prime rate, requires monthly payments of interest only, and is payable on demand. The bank's prime rate was 6.75% at December 31, 2000. As of December 31, 2000, there were no borrowings on the TD Line of Credit. The TD Mortgage requires monthly principle payments of $10,797 CDN (approximately
$ 7,200 US) plus interest at prime rate plus 0.875% maturing in December 2005. As of December 31, 2000, the outstanding balance on the TD Mortgage was

$1,944,000 CDN ($ 1,297,000 US). The Term Loans require monthly principle payments of approximately $25,000 CDN ($ 16,750 US) plus interest ranging from prime plus 1.25% to 2.0% and mature between May 2002 and December 2005. On December 31, 2000, the outstanding balance on the Term Loans was $533,000 CDN ($ 355,000 US).

    BORROWINGS UNDER EQUIPMENT LINE OF CREDIT WITH GRANITE BANK

    On May 20, 1997 the Company entered into an equipment line of credit agreement with Granite Bank to finance capital equipment related to new product development. The line of credit provides that equipment purchases will be converted quarterly into a series of five year notes, not to exceed $500,000 in the aggregate, bearing interest at the prime rate plus .75%. As of December 31, 2000, the Company had borrowed $175,000 pursuant to such line of credit.

(9) STOCKHOLDERS' INVESTMENT

    On February 18, 2000, the Company announced that all of the holders of its $1.35 million 7 1/4% Convertible Subordinated Notes due May 1, 2001 had elected to convert their Notes. The Notes were converted into 366,092 shares of common stock based on a conversion price of $3.6875 per share.

    On March 3, 2000, the Company completed a private placement of 710,000 common shares at a price of $13.00 per share totaling net proceeds of approximately $8.8 million.

    On June 16, 2000, the Company acquired all of the outstanding voting shares of CorkOpt Ltd. for approximately $3.2 million, consisting of approximately $256,000 in cash, 125,382 shares of the Company's common stock with a fair value of $2.2 million and the assumption of approximately $735,000 of liabilities.

    On October 5, 2000, the Company completed a private placement of 409,132 common shares at a price of $30.00 per share, which resulted in net proceeds to the Company of approximately $11.7 million.

    On November 2, 2000 the Company completed another private placement of 150,000 common shares at a price of $24.4375 per share, which resulted in net proceeds to the Company of approximately $3.6 million.

    In connection with the private placements the Company issued 19,957 warrants to purchase shares of the Company's common stock at $45.00 per share expiring on October 4, 2004. The Company has determined the fair value of these options to be $723,000 which is netted against the proceeds in additional paid in capital.

(10) STOCK OPTIONS

    STOCK OPTION PLANS

    In March 1996, the Company adopted the 1996 Stock Option and Incentive Plan (the 1996 Option Plan) for the purpose of issuing both Incentive Options and Nonqualified Options to officers, employees and directors of the Company. A total of 300,000 shares of common stock were reserved for issuance under this plan. In May 1998, the Company increased the total shares reserved for issuance under this plan by 300,000 shares for a total of 600,000 shares. In May 1999, the Company increased the total shares reserved for issuance under this plan by 600,000 shares for a total of 1,200,000 shares available for issuance. Options may be granted under the Option Plan on such terms and at such prices as determined by the Board of Directors, except that the options cannot be granted at less than 100%, or in certain circumstances not less than 110%, of the fair market value of the common stock on the date of the grant. Each option will be exercisable after the period or periods specified in the option agreement, but no option may be exercised after the expiration of 10 years from the date of grant.

    In May 2000, the Company adopted the 2000 Stock Option and Incentive Plan (the 2000 Option Plan) for the purpose of issuing both Incentive Options and Nonqualified Options to officers, employees and directors of the Company. A total of 800,000 shares of common stock were reserved for issuance under this plan. Options may be granted under the Option Plan on such terms and at such prices as determined by the Board of Directors, except that the options cannot be granted at less than 100%, or in certain circumstances not less than 110%, of the fair market value of the common stock on the date of the grant. Each option will be exercisable after the period or periods specified in the option agreement, but no option may be exercised after the expiration of 10 years from the date of grant.

    The following is a summary of the activity for the Company's stock options:

                                                         NUMBER OF                            WEIGHTED
                                                           SHARES         PRICE RANGE       AVERAGE PRICE
                                                         ----------   -------------------   -------------
Outstanding at December 31, 1998.......................     754,080   $        0.88-$3.63      $ 2.57

  Granted..............................................     820,810   $        0.66-$0.97      $ 0.81
  Forfeited/Cancelled..................................    (728,080)  $        0.88-$3.63      $ 2.56
  Exercised............................................          --   $                --          --
                                                         ----------   -------------------      ------
Outstanding at December 31, 1999.......................     846,810   $        0.66-$0.97      $ 0.81

  Granted..............................................     567,300   $       3.78-$38.00      $10.48
  Forfeited/Cancelled..................................     (18,210)  $        0.81-$3.78      $ 1.00
  Exercised............................................          --                    --          --
                                                         ==========   ===================      ======
Outstanding at December 31, 2000.......................   1,395,900   $       0.66-$38.00      $ 4.75
                                                         ==========   ===================      ======
Exercisable at December 31, 2000.......................      16,000   $              0.88      $ 0.88
                                                         ==========   ===================      ======

    The Company had 604,100 and 1,189,000 shares available for grant as of December 31, 2000 and 1999 respectively.

    During 2000 and 1999, the weighted average fair value of options granted was $9.76 and $0.61 respectively.

    In 2000, the Company granted options to purchase 8,000 shares of common stock with a weighted average exercise price of $24.94 per share to non-employees. The Company determined that the fair value of these options totaled $94,000 using the Black-Scholes option valuation model. The fair value of these options will be recorded as a charge to operations as the options vest. In 2000, the Company recorded compensation expense of $20,000 relating to these options.

    STOCK-BASED COMPENSATION

    The Company elected to account for its stock-based compensation plan under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 2000 and 1999 using the Black-Scholes option pricing model as prescribed by SFAS No. 123, using the following weighted-average assumptions for grants in 2000 and 1999:

                                                                     2000                 1999
                                                              ------------------   ------------------
Risk-free interest rate.....................................     5.17%-6.69%          5.08%-6.41%
Expected dividend yield.....................................          --                   --
Expected life...............................................       5 years              10 years
Expected volatility.........................................       184.85%                67%

    The total value of options granted during 1999 and 2000 would be amortized on a pro forma basis over the vesting period of the options. Options generally vest equally over two or four years. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net loss and net loss per share would have increased as reflected in the following pro forma amounts:

                                                      YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                        2000          1999
                                                     -----------   -----------
Net loss--
  As reported......................................  $(3,395,000)  $(1,057,627)
  Pro forma........................................  $(4,537,848)  $(1,556,581)
Net loss per share--
  As reported......................................       $(0.39)       $(0.28)
  Pro forma........................................       $(0.52)       $(0.41)

(11) EMPLOYEE STOCK PURCHASE PLAN

    In May 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the "Stock Purchase Plan") which permits the eligible employees of the Company and its subsidiaries to purchase shares of the Company's common stock, at a discount, through regular monthly payroll deductions of up to 10% of their pre-tax gross salary. Subject to adjustment for stock splits, stock dividends and similar events, a maximum of 100,000 shares of common stock may be issued under the Stock Purchase Plan. For the year ended December 31, 2000, there were 2,905 shares issued under the Stock Purchase Plan.

(12) EMPLOYEE BENEFIT PLANS

    On January 17, 1994, the Company established the StockerYale 401(k) Plan (the "Plan"). Under the Plan, employees are allowed to make pretax retirement contributions. In addition, the Company may make matching contributions, not to exceed 100% of the employee contributions, and profit sharing contributions at its discretion. The Company made matching contributions of $38,000 and $36,000 in fiscal years 2000 and 1999. The Company incurred costs of approximately $5,000 in both 2000 and 1999 to administer the Plan.

(13) COMMITMENTS AND CONTINGENCIES

    The Company leases facilities and equipment under operating leases. The future minimum lease payments as of December 31, 2000 are as follows:

                                                               AMOUNT
FOR THE YEAR ENDING DECEMBER 31,                              --------
2001........................................................  $225,000
2002........................................................   222,000
2003........................................................   165,000
Thereafter..................................................    64,000
                                                              --------
      Total minimum lease payments..........................  $676,000
                                                              ========

    Total rent expense for operating leases charged to operations was $164,000 in 2000 and $52,000 in 1999.

    The company is party to various legal proceedings generally incidental to its business. Although the disposition of such legal proceedings cannot be determined with certainty it is the company's opinion that any pending or threatened litigation will not have a material adverse effect on the Company's financial condition.

(14) JOINT VENTURES

    On October 12, 2000, the Company entered into a joint venture and formed Optune Technologies, Inc., a Quebec corporation, to develop a new class of tunable optical filters. Under the terms of this joint venture arrangement, the Company acquired a 49% equity interest in Optune and agreed to contribute an aggregate of $4,000,000 to be made over a two year period pursuant to a fixed schedule.

(15) SEGMENT INFORMATION

    The Company has adopted the SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 requires financial and supplementary information to be disclosed on an annual and interim basis of each reportable segment of an enterprise. SFAS No. 131 also establishes standards for related disclosures about product and services, geographic areas and major customers. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief decision-making group, in making decisions how to allocate resources and assess performance. The Company's chief decision-maker is the chief executive officer.

    The Company has historically evaluated its operations in two product segments: Measuring and Inspection Instruments and Machine Components and Accessories. In December 2000, the Company discontinued the operations of its Machine Components and Accessories segment leaving one principal operating segment Measuring and Inspection Instruments.

    Sales to unaffiliated customers in foreign countries outside of the United States represented approximately 18% and 22% of net sales for fiscal 2000 and 1999, respectively. The Company's export sales are denominated in U.S. dollars.

             ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III.

          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    Information pertaining to directors and executive officers of the Company is set forth under "Election of Directors" in the Company's Proxy Statement for the Special Meeting in Lieu of an Annual Meeting of Stockholders to be held on May 24, 2001 (the "Proxy Statement"), and is incorporated herein by reference.

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

               ITEM 13. EXHIBITS, LISTS, AND REPORTS ON FORM 8-K

(a) The following is a complete list of Exhibits filed as part of this Form 10-KSB.

       EXHIBIT
       NUMBER                                         DESCRIPTION
---------------------                                 -----------
         3.1*                 Amended and Restated Articles of Organization of
                              StockerYale, Inc.
         3.2                  Amended and Restated Bylaws of StockerYale, Inc.,
                              incorporated by reference to Exhibit 3.2 of
                              StockerYale, Inc.'s Form 10-SB, as amended, filed on
                              November 2, 1995.
         4.1                  Escrow Agreement by and among StockerYale, Inc. and the
                              parties named therein, incorporated by reference to
                              Exhibit 4.1 of StockerYale, Inc.'s Form 10-SB, as amended, filed on November 2, 1995.
         4.2                  Subordinated Note & Warrant Purchase Agreements,
                              incorporated by reference to Exhibit 10.7 of StockerYale's
                              Form 10-SB, as amended, filed on November 2, 1995.
        10.1 (a)              Credit and Security Agreement dated February 11, 1999 by and between StockerYale, Inc. and Wells Fargo Business
                              Credit, Inc. (formerly Norwest Business Credit, Inc).,
                              incorporated by reference to Exhibit 10.1(a) of
                              StockerYale, Inc.'s Form 10-KSB, as amended, for the fiscal year ended December 31, 1998.
        10.1 (b)              Demand Note dated February 11, 1999 issued to Wells Fargo
                              Business Credit, Inc. (formerly Norwest Business
                              Credit, Inc.) by StockerYale, Inc., incorporated by
                              reference to Exhibit 10.1(b) of StockerYale, Inc.'s
                              Form 10-KSB, as amended, for the fiscal year ended
                              December 31, 1998.
        10.1 (c)              Guaranty dated February 11, 1999 by and between Mark W.
                              Blodgett and Wells Fargo (formerly Norwest Business
                              Credit, Inc.), incorporated by reference to
                              Exhibit 10.1(c) of StockerYale, Inc.'s Form 10-KSB, as
                              amended, for the fiscal year ended December 31, 1998.
        10.2 (a)              Stock Purchase Agreement by and among StockerYale, Inc.,
                              CorkOpt Ltd., W.M. Kelly, Gary Duffy and Thomas Meade,
                              incorporated by reference to Exhibit 2.1 of
                              StockerYale, Inc.'s Form 8-K, filed on June 30, 2000.
        10.2 (b)              Stock Purchase Agreement between University College
                              Cork--National University of Ireland, Cork and
                              StockerYale, Inc., incorporated by reference to Exhibit 2.2 of StockerYale, Inc.'s Form 8-K, filed on June 30, 2000.
        10.2 (c)              Stock Purchase Agreement between Anne Kelly and
                              StockerYale, Inc., incorporated by reference to Exhibit 2.3 of StockerYale, Inc.'s Form 8-K, filed on June 30, 2000.
        10.2 (d)              Stock Purchase Agreement between Gerard Conlon and
                              StockerYale, Inc., incorporated by reference to Exhibit 2.4 of StockerYale, Inc.'s Form 8-K, filed on June 30, 2000.
        10.2 (e)              Stock Purchase Agreement between Enterprise Ireland and
                              StockerYale, Inc., incorporated by reference to
                              Exhibit 2.5 of StockerYale, Inc.'s Form 8-K, filed on
                              June 30, 2000.
        10.2 (f)              Deed of Tax Indemnity by and among StockerYale, Inc.,
                              CorkOpt Ltd., W.M. Kelly, Gary Duffy and Thomas Meade.,
                              incorporated by reference to Exhibit 2.6 of
                              StockerYale, Inc.'s Form 8-K, filed on June 30, 2000.
        10.2 (g)              Deed of Indemnity by Liam Kelly in favor of CorkOpt Ltd. And
                              StockerYale, Inc., incorporated by reference to
                              Exhibit 2.7 of StockerYale, Inc.'s Form 8-K, filed on
                              June 30, 2000.
        10.2 (h)              Employment Agreement between CorkOpt Ltd. And W.M. Kelly., incorporated by reference to Exhibit 10.1 of
                              StockerYale, Inc.'s Form 8-K, filed on June 30, 2000.
        10.2 (i)              Assignment of certain inventions by William Kelly to CorkOpt
                              Ltd., incorporated by reference to Exhibit 10.2 of
                              StockerYale, Inc.'s Form 8-K, filed on June 30, 2000.
        10.2 (j)              License Agreement between William Kelly and CorkOpt Ltd.,
                              incorporated by reference to Exhibit 10.2 of
                              StockerYale, Inc.'s Form 8-K, filed on June 30, 2000.

       EXHIBIT
       NUMBER                                         DESCRIPTION
---------------------                                 -----------
        10.3 (a)              2000 Stock Option and Incentive Plan, incorporated by
                              reference to Annex B of the Proxy Statement for the 2000
                              Annual Meeting of Stockholders, filed on April 25, 2000.
        10.3 (b)*             Form of Incentive Stock Option Agreement for employees under the 2000 Stock Option and Incentive Plan.
        10.3 (c)*             Form of Nonqualified Stock Option Agreement for employees
                              under the 2000 Stock Option and Incentive Plan.
        10.3 (d)*             Form of Nonqualified Stock Option Agreement for Outside
                              Directors under the 2000 Stock Option and Incentive Plan.
        10.4 (a)              2000 Employee Stock Purchase Plan, incorporated by reference to Annex A of the Proxy Statement for the 2000 Annual
                              Meeting of Stockholders, filed on April 25, 2000.
        10.5 (a)*             Subscription Agreement, dated November 17, 2000, between
                              StockerYale, Inc. and Optune Technologies, Inc.
        10.5 (b)*             Stockholders Agreement, dated November 17, 2000, by and
                              among Optune Technologies, Inc., StockerYale, Inc. and
                              Nicolae Miron.
        10.6                  Purchase and Sale Agreement, dated as of August 28, 1995, by and between the Company and John Hancock Mutual Life
                              Insurance Company, incorporated by reference to
                              Exhibit 10.6 of StockerYale, Inc.'s Form 10-SB, as amended, filed on November 2, 1995.
        10.9                  Form of Option Agreement for Outside Directors outside the
                              Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit 10.9 of StockerYale, Inc.'s
                              Form 10-SB, as amended, filed on November 2, 1995.
        10.10                 1995 Senior Management Profit Sharing Plan, incorporated by reference to Exhibit 10.10 of StockerYale, Inc.'s
                              Form 10-SB, as amended, filed on November 2, 1995.
        10.12                 1995 Employee Stock Bonus Plan, incorporated by reference to
                              Exhibit 10.12 of StockerYale, Inc.'s Form 10-SB, as amended, filed on November 2, 1995.
        10.13(a)              1996 Stock Option and Incentive Plan, incorporated by
                              reference to Exhibit A of StockerYale, Inc.'s Proxy
                              Statement for the 1996 Annual Meeting of Stockholders, filed on April 3, 1996.
        10.13(b)              Form of Incentive Option Agreement for employees under the
                              1996 Stock Option and Incentive Plan, incorporated by
                              reference to Exhibit 10.13(b) of StockerYale, Inc.'s
                              Form 10-KSB, for the fiscal year ended December 31, 1995.
        10.13(c)              Form of Nonqualified Option Agreement for employees under
                              the Restated 1995 Stock Option Plan, incorporated by
                              reference to Exhibit 10.13(d) of StockerYale, Inc.'s
                              Form 10-KSB, for the fiscal year ended December 31, 1995.
        10.14(a)              Promissory Note, due August 29, 2011, issued by the Company to Granite Bank, incorporated by reference to
                              Exhibit 10.14(a) of StockerYale, Inc.'s Form 10-KSB, for the
                              fiscal year ended December 31, 1996.
        10.14(b)              Mortgage Deed and Security Agreement, dated August 29, 1996, granted by the Company to Granite Bank, incorporated by
                              reference to Exhibit 10.14(b) of StockerYale, Inc.'s
                              Form 10-KSB for the fiscal year ended December 31, 1996.
        10.14(c)              Collateral Assignment of Leases and Rents, dated August 29,
                              1996, granted by the Company to Granite Bank, incorporated by reference to Exhibit 10.14(c) of StockerYale, Inc.'s
                              Form 10-KSB for the fiscal year ended December 31, 1996.
        10.15(a)              Promissory Note, due May 13, 1999, issued by the Company to
                              Danvers Savings Bank, incorporated by reference to
                              Exhibit 10.15(a) of StockerYale, Inc.'s Form 10-QSB, as
                              amended, for the fiscal quarter ended June 30, 1998.

       EXHIBIT
       NUMBER                                         DESCRIPTION
---------------------                                 -----------
        10.16(a)              Voting, Support and Exchange Agreement between Lasiris
                              Holding, Inc., StockerYale, Inc., Inc. and the
                              stockholders' of Lasiris, Inc. and certain other parties
                              named therein, dated May 13, 1998, incorporated by reference to Exhibit 10.16(a) of StockerYale, Inc.'s Form 10-QSB, as
                              amended, for the fiscal quarter ended June 30, 1998.
        10.16(b)              Employment Agreement by and among Lasiris, Inc.,
                              StockerYale, Inc., Inc. and Alain Beauregard, dated as of
                              May 13, 1998, incorporated by reference to
                              Exhibit 10.16(b) of StockerYale, Inc.'s Form 10-QSB, as
                              amended, for the fiscal quarter ended June 30, 1998.
        10.16(c)              Employment Agreement by and among Lasiris, Inc.,
                              StockerYale, Inc., Inc. and Luc Many, dated as of May 13,
                              1998, incorporated by reference to Exhibit 10.16(c) of
                              StockerYale, Inc.'s Form 10-QSB, as amended, for the fiscal quarter ended June 30, 1998.
        10.16(d)              Lasiris, Inc. Executive Incentive Compensation Plan,
                              incorporated by reference to Exhibit 10.16(d) of
                              StockerYale, Inc.'s Form 10-QSB, as amended, for the fiscal quarter ended June 30, 1998.
        10.17(a)              Credit Agreement, dated as of May 13, 1998, by and between
                              Toronto-Dominion Bank and Lasiris, Inc., incorporated by
                              reference to Exhibit 10.17(a) of StockerYale, Inc.'s
                              Form 10-QSB, as amended, for the fiscal quarter ended
                              June 30, 1998.
        10.17(b)              Guarantee and Postponement of Claim, dated as of May 13,
                              1998, by StockerYale, Inc., incorporated by reference to
                              Exhibit 10.17(b) of StockerYale, Inc.'s Form 10-QSB, as
                              amended, for the fiscal quarter ended June 30, 1998.
       *21.1                  Subsidiaries of the Company
       *23.1                  Consent of Arthur Andersen LLP

*   Filed herewith

(b) Reports on Form 8-K

    The Company filed a report on Form 8-K on October 23, 2000 to report the completion of a private placement of 409,132 shares of its Common Stock.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf, thereunto duly authorized.

                                                       STOCKERYALE, INC.

                                                       By:             /s/ MARK W. BLODGETT
                                                            -----------------------------------------
Date: March 30, 2001                                                     Mark W. Blodgett
                                                               CHAIRMAN AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                /s/ MARK W. BLODGETT                   Chairman of the Board of
     -------------------------------------------       Directors and Chief Executive   March 30, 2001
                  Mark W. Blodgett                     Officer

                /s/ ALAIN BEAUREGARD
     -------------------------------------------       President, Chief Technology     March 30, 2001
                  Alain Beauregard                     Officer and Director

                /s/ LAWRENCE BLODGETT
     -------------------------------------------       Director                        March 30, 2001
                  Lawrence Blodgett

                 /s/ CLIFFORD ABBEY
     -------------------------------------------       Director                        March 30, 2001
                   Clifford Abbey

                 /s/ STEVEN E. KAROL
     -------------------------------------------       Director                        March 30, 2001
                   Steven E. Karol

                 /s/ JOHN M. NELSON
     -------------------------------------------       Director                        March 30, 2001
                   John M. Nelson

                /s/ DR. HERBERT CORDT
     -------------------------------------------       Director                        March 30, 2001
                  Dr. Herbert Cordt

                  /s/ GARY B. GODIN
     -------------------------------------------       Executive Vice President--      March 30, 2001
                    Gary B. Godin                      Finance and Treasurer