Form 10QSB
period 2001-03-31
STOCKERYALE INC
filed 2001-05-15
CIK 94538

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                          Commission file number 0-5460
                  --------------------------------------------


                                STOCKERYALE, INC.
                 (Name of small business issuer in its charter)



                           MASSACHUSETTS                                        04-2114473
 (State of other jurisdiction of incorporation or organization)     (I.R.S. employer identification no.)

                 32 HAMPSHIRE ROAD
             SALEM, NEW HAMPSHIRE                                                 03079
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

As of April 30, 2001 there were 8,736,814 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):   Yes   X No
                                                           ---    ---

                           PART I FINANCIAL STATEMENTS

                      ITEM 1.1 CONSOLIDATED BALANCE SHEETS
                                STOCKERYALE, INC.

                                       ASSETS

                                                                                           MARCH 31,          DECEMBER 31,
                                                                                             2001                2000
                                                                                             ----                ----
                                                                                         (unaudited)           (audited)

CURRENT ASSETS:
   Cash and cash equivalents                                                            $   9,853,000       $  12,487,000
   Restricted cash                                                                            500,000             500,000
   Accounts receivable, net of reserves of $138,000
     and $151,000 in 2001 and 2000, respectively                                            3,325,000           2,946,000
   Inventories                                                                              5,581,000           5,196,000
   Prepaid expenses                                                                         1,057,000             587,000
                                                                                      ---------------     ---------------
         Total current assets                                                              20,316,000          21,716,000
                                                                                      ---------------     ---------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                          9,850,000           8,338,000
NOTE RECEIVABLE                                                                                65,000              90,000
GOODWILL, NET OF ACCUMULATED AMORTIZATION                                                   2,664,000           2,746,000
IDENTIFIED INTANGIBLE ASSETS                                                                2,585,000           2,675,000
LONG-TERM INVESTMENT                                                                          250,000             250,000
CASH VALUE LIFE INSURANCE                                                                      66,000              66,000
NET ASSETS OF DISCONTINUED OPERATIONS                                                       1,100,000           1,100,000
                                                                                      ---------------     ---------------
                                                                                        $  36,896,000       $  36,981,000
                                                                                        =============       =============

                       LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
   Current portion of long-term debt                                                    $   2,377,000       $   1,328,000
   Accounts payable                                                                         2,145,000           1,636,000
   Accrued expenses                                                                           950,000           1,332,000
   Short-term lease obligation                                                                143,000             119,000
                                                                                      ---------------     ---------------
         Total current liabilities                                                          5,615,000           4,415,000
                                                                                      ---------------     ---------------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                                2,323,000           2,779,000
                                                                                      ---------------     ---------------
OTHER LONG-TERM LIABILITIES                                                                   929,000             929,000
                                                                                      ---------------     ---------------
DEFERRED INCOME TAXES                                                                         926,000             959,000
                                                                                      ---------------     ---------------

STOCKHOLDERS' INVESTMENT:
   Common stock, par value $0.001
     Authorized--20,000,000
     Issued and outstanding--9,404,561 and 9,385,656 at March 31, 2001 and
        December 31, 2000, respectively                                                         9,000               9,000
   Paid-in capital                                                                         42,112,000          42,071,000
   Accumulated other comprehensive income (loss)                                             (341,000)           (129,000)
   Accumulated deficit                                                                    (14,677,000)        (14,052,000)
                                                                                      ---------------     ---------------
         Total stockholders' investment                                                    27,103,000          27,899,000
                                                                                      ---------------     ---------------
                                                                                        $  36,896,000       $  36,981,000
                                                                                      ===============     ===============

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS

                          PART I FINANCIAL STATEMENTS

                 ITEM 1.2 CONSOLIDATED STATEMENTS OF OPERATIONS
                                STOCKERYALE, INC.


                                                                                                   THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                                 2001              2000
                                                                                                 ----              ----
                                                                                              (unaudited)       (unaudited)
NET SALES                                                                                  $   4,925,000     $   3,937,000
COST OF SALES                                                                                  2,701,000         2,330,000
                                                                                           -------------     -------------
         GROSS PROFIT                                                                          2,224,000         1,607,000

   OPERATING EXPENSES:
       Research and Development Expenses                                                         611,000           229,000
       Selling Expenses                                                                          764,000           426,000
       Amortization and Goodwill Expense                                                         171,000           121,000
       General and Administrative Expenses                                                     1,336,000           613,000
                                                                                           -------------     -------------
         Total Operating Expenses                                                              2,882,000         1,389,000
                                                                                          --------------    --------------
         Operating income/(loss)                                                                (658,000)          218,000

       Interest Income                                                                           152,000            22,000
       Other Income/(Expense), net                                                                84,000            18,000
       Interest Expense                                                                          110,000           127,000
                                                                                          --------------    --------------
       Income /(Loss) from Continuing Operations before Provision for Income Taxes              (532,000)          131,000
       Provision for Income Taxes                                                                 93,000            19,000
                                                                                           -------------     -------------
       Income/(Loss) from Continuing Operations                                            $    (625,000)    $     112,000
                                                                                           --------------    -------------
       Income/(Loss) from Discontinued Operations                                                      -     $    (138,000)
                                                                                           -------------     --------------
       Net Loss                                                                            $    (625,000)    $     (26,000)
                                                                                           ==============    ==============
       Income /(Loss) per Share from Continuing Operations-Basic and Diluted               $       (0.07)  $          0.01
       Income /(Loss) per Share from Discontinued Operations-Basic and Diluted                         -     $       (0.02)
                                                                                           -------------     --------------
       Net Loss per Share-Basic and Diluted                                                $       (0.07)   $        (0.01)
                                                                                           ==============    ==============
       Weighted Average Common Shares-Basic and Diluted                                        9,405,000         7,964,000
                                                                                           ==============    ==============

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS

                           PART I FINANCIAL STATEMENTS

                 ITEM 1.3 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                STOCKERYALE, INC.


                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31
                                                                                            2001             2000
                                                                                            ----             ----
                                                                                        (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $    (625,000)   $     (26,000)
   Adjustments to reconcile net loss to net cash
          used in/provided by operating activities-
     Depreciation and amortization                                                          313,000          298,000
     Deferred income taxes                                                                  (33,000)         (36,000)
     Other changes in assets and liabilities-
       Accounts receivable, net                                                            (379,000)        (474,000)
       Inventories                                                                         (385,000)        (165,000)
       Prepaid expenses                                                                    (470,000)        (162,000)
       Accounts payable                                                                     509,000         (639,000)
       Accrued expenses                                                                    (382,000)         155,000
                                                                                         ----------       ----------
           Net cash used in operating activities                                         (1,452,000)      (1,049,000)
                                                                                         ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                             (1,641,000)        (127,000)
                                                                                         ----------       ----------
           Net cash used in investing activities                                         (1,641,000)        (127,000)
                                                                                         ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   (Increase)/decrease in notes receivable                                                   25,000           -
   Proceeds/(payments) from bank debt                                                       617,000         (214,000)
   Proceeds from sale of common stock                                                        41,000        8,756,000
                                                                                         ----------       ----------
           Net cash provided by (used in) financing activities                              683,000        8,542,000
                                                                                         ----------       ----------
EXCHANGE RATE EFFECTS ON CASH                                                             (224,000)          (27,000)
                                                                                         ----------       ----------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                    (2,634,000)        7,339,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD/YEAR                                     12,987,000           121,000
                                                                                         ----------       ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 10,353,000     $   7,460,000
                                                                                       ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                              $     92,000     $     147,000
                                                                                       ============     ============
  Cash paid for taxes                                                                $      37,000     $      54,000
                                                                                       ============     ============
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Conversion of subordinated debt to common stock                                                      $   1,350,000
                                                                                                        ============

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS

                          PART 1. FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The interim consolidated financial statements presented have been prepared by StockerYale, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2001 and March 31, 2000, (b) the financial position at March 31, 2001, and
(c) the cash flows for the three month periods ended March 31, 2001 and March 31, 2000. These interim results are not necessarily indicative of results for a full year or any other interim period.

The consolidated balance sheet presented as of December 31, 2000, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

2. Earnings per Share

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, basic and diluted net loss per common share for the three months ended March 31, 2001 and 2000 is calculated by dividing the net loss applicable to common stockholders by the weighted average number of vested common shares outstanding.

3. Comprehensive Income/(Loss)

SFAS No. 130, REPORTING COMPREHENSIVE INCOME, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's total comprehensive income (loss) is as follows:

                                                                                 THREE MONTHS ENDED
                                                                   MARCH 31, 2001                     MARCH 31, 2000
                                                                   --------------                     --------------
                                                                    (Unaudited)                         (Unaudited)
      Net income /(loss)                                           $   (625,000)                      $    112,000

      Other comprehensive income (loss):
         Cumulative translation adjustment                             (212,000)                           (34,000)
                                                                   --------------                     --------------
      Comprehensive loss                                           $   (837,000)                      $     78,000
                                                                   --------------                     --------------
                                                                   --------------                     --------------

4. Joint Ventures

In October 2000, the Company entered into a research and development joint venture agreement, Optune Technologies, Inc., with Dr. Nicolae Miron, a scientist employed by the Company, to develop a tunable optical filter. In exchange for a 49% ownership interest in Optune Technologies, the Company has committed to fund over a two year period $4.0 million to cover all operating expenses of the joint venture including salaries, equipment and facility costs. The Company is recording 100% of the losses associated with the research and development joint venture in the accompanying statement of operations as research and development expense. As of March 31, 2001, the Company has provided approximately $400,000 CDN ($257,000 USD) of funding to the joint venture and recorded approximately $20,000 of research and development expenses related to the operating losses incurred by the joint venture in the first quarter.

5. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

6. Revenue Recognition

The Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry specific guidance. The guidance is effective for the first quarter 2001. The adoption of SAB 101 did not have a material impact on the Company's results of operations.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND OPERATING RESULTS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. WHEN WE USE WORDS SUCH AS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT," "INTEND," AND OTHER SIMILAR EXPRESSIONS, THEY GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE, FOR EXAMPLE, STATEMENTS RELATING TO ACQUISITIONS AND RELATED FINANCIAL INFORMATION, DEVELOPMENT ACTIVITIES, BUSINESS STRATEGY AND PROSPECTS, FUTURE CAPITAL EXPENDITURES, SOURCES AND AVAILABILITY OF CAPITAL, ENVIRONMENTAL AND OTHER REGULATIONS AND COMPETITION. INVESTORS SHOULD EXERCISE CAUTION IN INTERPRETING AND RELYING ON FORWARD-LOOKING STATEMENTS SINCE THEY INVOLVE KNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH ARE, IN SOME CASES, BEYOND OUR CONTROL AND COULD MATERIALLY AFFECT OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS. SUCH FACTORS INCLUDE, WITHOUT LIMITATION: MARKET CONDITIONS THAT COULD MAKE IT MORE DIFFICULT OR EXPENSIVE FOR THE COMPANY TO OBTAIN THE NECESSARY CAPITAL TO FINANCE ITS JOINT VENTURES AND STRATEGIC INITIATIVES; THE EXISTENCE OF OTHER INDEPENDENT SUPPLIERS OF OPTICAL FIBER, WHO MAY HAVE GREATER RESOURCES THAN THE COMPANY; AND THE UNCERTAINTY THAT THE COMPANY'S SIGNIFICANT INVESTMENTS IN R&D WILL RESULT IN PRODUCTS THAT ACHIEVE MARKET ACCEPTANCE. ADDITIONAL SUCH FACTORS ARE DISCUSSED IN THE SECTION ENTITLED "CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS" ON PAGE 12 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto and with our audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

FISCAL QUARTERS ENDED MARCH 31, 2001 AND 2000

NET SALES

Net sales were $4.9 million in the three months ended March 31, 2001 compared to $3.9 million in the first fiscal quarter of 2000, an increase of 25.1% or $1.0 million.

Net sales from our specialized illumination products were $3.6 million in the first quarter of 2001 compared to $3.1 million in the comparable quarter in 2000, an increase of 17.3% or $537,000. Net sales from our optical sub-component products were $1.0 million in the first quarter of 2001 compared to $436,000 in the comparable quarter in 2000, an increase of 130% or $569,000. The increases were largely due to increased sales of fluorescent and fiber optic illumination products from our Salem facility and additional sales contributed by our subsidiary in Montreal, StockerYale Canada, which include laser and optical sub-component products. The increases in these net sales are a result of our continued strategic business decision to shift its focus on optical sub-component and specialized illumination products.

Net sales from printer and recorder products decreased slightly from $296,000 in the first quarter of fiscal 2000 to $272,000 in the comparable quarter of fiscal 2001, an 8.1% decrease. As previously disclosed, we plan to discontinue these product lines by the end of 2001.

COST OF SALES

Cost of sales were $2.7 million in the first quarter of fiscal 2001 compared to $2.3 million in the comparable quarter of fiscal 2000, an increase of 15.9% or $371,000. The increase in cost of sales resulted from an increase in net sales during the same period.

Gross profit was $2.2 million in the first quarter of fiscal 2001 compared to $1.6 million in the comparable quarter of 2000. Gross margin increased from 40.8% in 2000 to 45.2% in 2001. Gross margin increased primarily because of the increase in net sales which allows for increased absorption of fixed overhead costs and favorable product mix.

OPERATING EXPENSES

Selling expenses were $764,000 in the three months ended March 31, 2001 or 15.5% of net sales compared to $426,000 in the comparable quarter in 2000, or 10.8% of net sales. General and administrative expenses were $1.3 million in the three months ended March 31, 2001, or 27.1% of net sales, compared to $613,000 in the comparable quarter in 2000, or 15.5% of net sales. Selling, general and administrative expenses increased primarily due to growth in staffing levels in sales and administrative personnel. Research and development expenses were $611,000 in the first quarter of fiscal 2001, or 12.4% of net sales compared to $229,000, or 5.8% of net sales in the comparable quarter of 2000 reflecting our strategy of making significant investments in research and development.

INTEREST EXPENSE

Interest expense was $110,000 in the first quarter of fiscal 2001 compared to $105,000 in 2000. The increase in interest expense resulted primarily from borrowings to fund operating losses and working capital.

NET INCOME

Net loss for the three months ended March 31, 2001 was $625,000 compared to a net loss of $26,000 for the same period in 2000. Net loss from continuing operations for the first quarter of 2001 was $625,000 compared to net income from continuing operations of $112,000 in the comparable quarter of 2000. Net loss from discontinued operations for the first quarter of 2000 was $138,000. These operations were discontinued as of December 31, 2000.

PROVISION FOR INCOME TAXES

We recorded a provision for income taxes of $93,000 in the fiscal quarter ended March 31, 2001 compared to $19,000 in the comparable quarter in 2000. The tax provisions are a result of taxable income generated in Canada that could not be used to offset operating losses in the United States. We have recorded a valuation allowance against its net deferred tax assets in 2001 and 2000 as we have concluded that it is not likely such deferred tax asset would be realized.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2001, cash and cash equivalents decreased $2.6 million. Cash used in operating activities was $1.5 million in the first three months of fiscal 2001 which primarily resulted from an operating loss of $625,000, partially offset by depreciation and amortization and changes in working capital to fund our continued strategic investment in specialty optical fiber and optical sub-components products.

Cash of $683,000 was provided by financing activities, including net proceeds from bank debt of $617,000 and the net proceeds from the sale common stock totaling $41,000. Cash used in investing activities was $1.6 million primarily relating to the purchase of production and development equipment and facility expansion.

As part of our strategic plan to expand our specialty optical fiber production capabilities, we have begun the construction of a 14,000 square foot addition to our existing Salem facility. This building will be used for research and development of specialty optical fiber and optical sub-components, including MCVD systems, drawing towers and other optical measuring equipment. We believe that we will be able to finance a significant portion of this project, which is expected to cost approximately $7 million, although we can have no assurance at this time as to the terms of any such financing.

On December 5, 2000, StockerYale Canada amended its credit agreement with Toronto Dominion Bank. The credit agreement provides for (a) a $2,000,000 CDN operating line of credit; (b) a mortgage loan and (c) various term notes totaling up to $1,049,000 CDN. The line of credit bears interest at 1% over Toronto Dominion's prime rate, requires monthly payments of interest only, and is payable on demand. As of March 31, 2001, $1,100,000 CDN ($706,000 US) had been borrowed on the line of credit. The mortgage requires monthly principal payments of $10,797 CDN (approximately $7,200 US) plus interest at prime rate plus 0.875% and matures in December 2005. As of March 31, 2001, the outstanding balance on the mortgage was $1,911,108 CDN ($1,227,000 US). The term loans require aggregate monthly principal payments of approximately $25,000 CDN ($16,750 US) plus interest ranging from the prime rate plus 1.25% to 2.0% and mature between May 2002 and December 2005. On March 31, 2001, the outstanding aggregate balance on the term loans was $458,000 CDN ($294,000 US).

On February 11, 1999, we entered in a new credit agreement with Wells Fargo Business Credit, Inc., formerly Norwest Business Credit, Inc., with total borrowing availability up to $3,500,000. The credit facility with Wells Fargo consists of a $500,000 term loan that requires 60 monthly principal payments of $8,333, beginning April 1, 1999. The credit facility also provides for a revolving line of credit of up to $3.5 million less the amount of the term loan. The amount available for borrowing under this facility is also subject to a defined borrowing base consisting of eligible accounts receivable and inventory. As of March 31, 2001, $980,000 was outstanding under the term loan and revolving credit line and approximately $1,357,000 was available for additional borrowings. The outstanding principal balance of all advances under this credit facility bears interest at a floating rate of the bank's base rate plus 2.5%. Our obligation under the Wells Fargo credit agreement is evidenced by a demand note and may be terminated at any time by Wells Fargo in its sole discretion, prior to the stated maturity date of March 1, 2002. Our obligations under this credit facility are secured by substantially all of our assets other than real property. In addition, Mark W. Blodgett, our Chief Executive Officer, has unconditionally guaranteed all amounts outstanding.

Our headquarters in Salem, New Hampshire is subject to a mortgage and note issued to Granite Bank on August 26, 1996 (the "Granite Note"). The Granite Note, in an initial principal amount of $1,500,000 is due August 29, 2011. The Granite Note bears interest at a rate of 10.5% per annum and is reviewed annually in August. The principal and interest are repayable in 180 equal monthly installments. In accordance with the terms of the Granite Note, we may prepay amounts outstanding thereunder, in whole or in part, at any time without premium or penalty. As of March 31, 2001, the outstanding balance on the Granite Note was $1,185,000.

On May 13, 1998, we entered into a $750,000 second mortgage loan with Danvers Savings Bank. This loan bears interest at a rate of 11%, requires monthly payments of interest only, and its original maturity date of May 13, 1999 was extended to February 28, 2001. Under the terms of the extension, Danvers Savings Bank lowered the interest rate to 10% and requires monthly payments of principal and interest on a ten-year amortization schedule with $25,000 of additional principal due each quarter until maturity. The balance under this loan was paid in full on February 7, 2001.

On May 20, 1997 we entered into an equipment line of credit agreement with Granite Bank to finance capital equipment related to new product development. The line of credit provides that equipment purchases will be converted quarterly into a series of five year notes, not to exceed $500,000 in the aggregate, bearing interest at the bank's prime rate plus .75%. As of March 31, 2001, we had borrowed $156,000 pursuant to such line of credit.

As of March 31, 2001, we are currently either in compliance with or have obtained necessary waivers for all affirmative and negative covenants.

From time to time, we explore possible acquisitions of companies or product lines and investments in joint ventures with third parties that we believe will fit with our strategic plan and complement our existing product lines. On October 12, 2000, we entered into a joint venture with Dr. Nicolae Miron and formed Optune Technologies, Inc., a Quebec corporation, to develop a new class of tunable optical filters. Under the terms of this joint venture arrangement, we acquired a 49% equity interest in Optune and we agreed to contribute an aggregate of $4,000,000 to be made over a two year period pursuant to a fixed schedule. On April 25, 2001, we formed a limited liability company with Dr. Danny Wong called Innovative Specialty Optical Fiber Components LLC, which will pursue the research and development of new products and technologies involving specialty optical fiber for telecommunication applications. Under the terms of our agreement, we acquired a 60% equity interest in the entity and agreed to contribute up to $7,000,000 in financing. These arrangements will require us to fund a significant amount of research and development costs at both joint ventures, which may require us to obtain additional financing through the future issuance of equity or debt securities or future borrowings.

Periodically, we contemplate raising additional capital by the issuance of equity securities, the proceeds of which may be used, among other things, to fund working capital need or future acquisitions and joint ventures. Assuming our borrowing base remains at its current level or higher and our ability to raise necessary capital, we believe that our available financial resources are adequate to meet foreseeable working capital, debt service and capital expenditure requirements through the next twelve months.

                                     PART II

                ITEM. 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 30, 2001, the Company issued 4,603 shares of its common stock to Lawrence W. Blodgett, a director of the Company. The shares were issued to Mr. Blodgett as compensation for consulting services he provided to the Company during the previous fiscal year. The shares of stock issued to Mr. Blodgett have not been registered under the Securities Act of 1933, as amended (the "Securities Act") and may not be sold without an exemption from the registration requirements of the Securities Act. The issuance qualified for the exemption from registration provided by Section 4(2) of the Securities Act based upon the circumstances surrounding the issuance.


                 ITEM. 6 EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)       Exhibits

  EXHIBIT
  NUMBER         DESCRIPTION
  ------         -----------
   10.7          Limited Liability Company Agreement of Innovative Specialty Optical Fiber
                 Components LLC, dated as of April 26, 2001.

(b) There were no reports filed on Form 8-K.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

STOCKERYALE, INC.


May 15, 2001                                                      /s/ MARK W. BLODGETT
                                                                  --------------------
                                                                  Mark W. Blodgett,
                                                                  Chairman and Chief Executive Officer

May 15, 2001                                                      /s/ GARY B. GODIN
                                                                  -----------------
                                                                  Gary B. Godin,
                                                                  Executive Vice President-Finance and Treasurer