Form 10QSB
period 2001-06-30
STOCKERYALE INC
filed 2001-08-13
CIK 94538

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

Commission file number 0-5460

STOCKERYALE, INC.
(Name of small business issuer in its charter)

Massachusetts

04-2114473
(State of other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

32 Hampshire Road
Salem, New Hampshire	03079
(Address of principal executive offices)	(Zip Code)

(603) 893-8778
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

As of July 31, 2001 there were 10,578,236 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one)   ☐ Yes     ☒ No

PART I FINANCIAL STATEMENTS
Item 1.1	CONSOLIDATED BALANCE SHEETS
STOCKERYALE, INC.
(In thousands)

Assets

	June 30, 2001 (unaudited)	December 31, 2000 (audited)
CURRENT ASSETS:
Cash and cash equivalents	$16,266	$12,487
Restricted cash	2,000	500
Accounts receivable, net of reserves of $155,000 and $151,000 in 2001 and 2000, respectively	3,041	2,946
Inventories	6,262	5,196
Prepaid expenses	1,265	587

Total current assets	28,834	21,716

Property, Plant and Equipment, net	14,791	8,338
Note Receivable	25	90
Goodwill, net of accumulated amortization	2,582	2,746
Identified intangible assets, net	2,503	2,675
Long-Term Investment	740	250
Other Assets	66	66
Net Assets of discontinued operations	1,100	1,100

	$50,641	$36,981

Liabilities and Stockholders’ Investment

Current Liabilities:

Current portion of long-term debt	$3,530	$1,328
Accounts payable	1,972	1,636
Accrued expenses	737	1,332
Short-term lease obligation	134	119

Total current liabilities	6,373	4,415

Long-Term Debt and Capital Lease obligations	2,657	2,779

Other Long-Term Liabilities	929	929

Deferred Income Taxes	897	959

Stockholders’ Investment:
Common stock, par value $0.001
Authorized—100,000,000
Issued and outstanding— 11,187,150 and 9,385,656 at June 30, 2001 and December 31, 2000, respectively	11	9
Paid-in capital	58,206	42,071
Accumulated other comprehensive income (loss)	(126)	(129)
Accumulated deficit	(18,306)	(14,052)

Total stockholders’ investment	39,785	27,899

	$50,641	$36,981

Item 1.2

CONSOLIDATED STATEMENTS OF OPERATIONS

STOCKERYALE, INC.
(In thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Sales	$3,602	$5,006	$8,529	$8,943

Cost of Sales	2,355	3,089	5,056	5,419

Gross Profit	1,247	1,917	3,473	3,524

Selling Expenses	1,004	433	1,842	858
General and Administrative Expenses	2,534	822	3,870	1,411
Amortization and Goodwill Expense	169	121	340	242
Charge for Acquired In-Process Research and Development	-	402	-	402
Research and Development	1,139	275	1,675	504

Total Operating Expenses	4,846	2,053	7,727	3,417

Operating Income/(Loss)	(3,599)	(136)	(4,254)	107

Other Income/(Expense)	(85)	39	(5)	56
Interest Income	72	81	230	104
Interest Expense	178	121	289	249

Income/(Loss) From Continuing Operations before Income Taxes	(3,790)	(137)	(4,318)	18

Provision /(Benefit) for Income Taxes	(158)	113	(64)	132

Income/(Loss) From Continuing Operations	$(3,632)	$(250)	$(4,254)	$(114)

Income/(Loss) From Discontinued Operations	$-	$(145)	$-	$(307)

Net loss	$(3,632)	$(395)	$(4,254)	$(421)

Income/(Loss) per Share from Continuing Operations-Basic and Diluted	$(0.34)	$(0.03)	$(0.43)	$(0.01)

Income /(Loss) per Share from Discontinued Operations-Basic and Diluted	-	$(0.02)	-	$(0.04)

Net Loss per Share-Basic and Diluted	$(0.34)	$(0.05)	$(0.43)	$(0.05)

Weighted Average Common Shares-Basic and Diluted	10,598,939	8,722,936	10,001,750	8,343,342

Item 1.3	CONSOLIDATED STATEMENTS OF CASH FLOWS
STOCKERYALE, INC.
(In thousands)
	Six Months Ended
	June 30,
	2001	2000
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,254)	$(421)
Less: net loss on discontinued operations	-	(307)

	$(4,254)	$(114)

Adjustments to reconcile net loss to net cash used in operating activities–
Acquired in Process Research and Development	-	402
Depreciation and amortization	631	429
(Gain)/Loss on disposal of equipment	3	-
Deferred income taxes	(62)	(93)
Other changes in assets and liabilities–
Accounts receivable, net	(95)	(1,134)
Inventories	(1,066)	(558)
Prepaid expenses	(678)	(285)
Accounts payable	336	(855)
Accrued expenses	(595)	175

Net cash provided by (used in) operating activities, continuing operations	(5,780)	(2,033)
Net cash used by operating activities, discontinued operations	-	(413)

Net cash provided by (used in) operating activities	(5,780)	(2,446)

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,739)	(473)
Long term investment	-	(250)
Investment in joint venture	(488)	-
Business acquired, net of cash acquired	-	(2)

Net cash used in investing activities	(7,227)	(725)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	16,137	8,757
Proceeds from (payments of) bank debt	2,095	(443)
Proceeds from note receivable	65	-

Net cash provided by (used in) financing activities	18,297	8,314

EFFECT OF EXCHANGE RATE ON CHANGES IN CASH	(11)	(91)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	5,279	5,052

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,987	85

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,266	$5,137

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$289	$301

Taxes paid	$-	$74

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Conversion of subordinated debt to common stock	$-	$1,350

Fair value of shares used for acquisition of CorkOpt Ltd.	$-	$2,194

Liabilities assumed in acquisition	$-	$717

Part 1 Financial Statements (Continued)

Notes to Financial Statements

1.          Basis of Presentation

The interim consolidated financial statements presented have been prepared by StockerYale, Inc. (the “Company”) without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2001 and 2000, (b) the financial position at June 30, 2001, and (c) the cash flows for the six month periods ended June 30, 2001 and 2000. These interim results are not necessarily indicative of results for a full year or any other interim period.

The consolidated balance sheet presented as of December 31, 2000, has been derived from the consolidated financial statements that have been audited by the Company’s independent public accountants.  The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

2.          Earnings per Share

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic and diluted net loss per common share for the three and six months ended June 30, 2001 and 2000 is calculated by dividing the net loss applicable to common stockholders by the weighted average number of vested common shares outstanding.

3.          Comprehensive Income/(Loss)

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income (loss) is as follows :

	(In thousands)
	Three Months Ended		Six Months Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income /(loss)	$(3,632)	$(250)	$(4,254)	$(114)
Other comprehensive income (loss):
Cumulative translation adjustment	(126)	(53)	3	(78)

Comprehensive loss	$(3,758)	$(303)	$(4,251)	$(192)

4.          Joint Ventures

In October 2000, the Company entered into a research and development joint venture agreement, Optune Technologies, Inc., with Dr. Nicolae Miron, a scientist employed by the Company, to develop a tunable optical filter. In exchange for a 49% ownership interest in Optune Technologies, the Company has committed to fund over a two year period $4.0 million to cover all operating expenses of the joint venture including salaries, equipment and facility costs. The Company is recording 100% of the losses associated with the research and development joint venture in the accompanying statement of operations as research and development expense. As of June 30, 2001, the Company has provided approximately $400,000 CDN ($257,000 USD) of funding  to the joint venture and recorded approximately $92,000 of research and development expenses related to the operating losses incurred by the joint venture in the second quarter.

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

6.          Revenue Recognition

The Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry specific guidance. The adoption of SAB 101 did not have a material impact on the Company’s results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND OPERATING RESULTS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Our actual results could differ materially from those set forth in the forward-looking statements. When we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and other similar expressions, they generally identify forward-looking statements.  Forward-looking statements include, for example, statements relating to acquisitions and related financial information, development activities, business strategy and prospects, future capital expenditures, sources and availability of capital, environmental and other regulations and competition.  Investors should exercise caution in interpreting and relying on forward-looking statements since they involve known risks, uncertainties and other factors which are, in some cases, beyond our control and could materially affect our actual results, performance or achievements. Such factors include, without limitation: market conditions that could make it more difficult or expensive for the Company to obtain the necessary capital to finance its joint ventures and facilities expansion; the existence of other independent suppliers of optical fiber, who may have greater resources than the Company; the existence and availability of acquisition and joint venture opportunities that will compliment our existing product lines; and the uncertainty that the Company’s significant investments in R&D will result in products that achieve market acceptance.  Additional such factors are discussed in the Section entitled “Certain Factors Affecting Future Operating Results” on page 12 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

Results of Operations

The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto and with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2000.

Fiscal Quarters Ended June 30, 2001 and 2000

Net Sales

Net sales were $3.6 million in the three months ended June 30, 2001 compared to $5.0 million in the second fiscal quarter of 2000, a decrease of 28% or $1.4 million.

Net sales from our specialized illumination products were $2.7 million in the second quarter of 2001 compared to $3.7 million in the comparable quarter in 2000, a decrease of 27.0% or $1.0 million. The decrease was primarily caused by a reduction in demand due to a cyclical downturn in the semi-conductor and related industries.

Net sales from our optical sub-component products were $715,000 in the second quarter of 2001 compared to $736,000 in the comparable quarter in 2000, a decrease of 2.9% or $21,000. The decrease was largely due to the shut down of phase mask production in order to complete construction of a state of the art clean room, which will provide improved quality and efficiency in the phase mask manufacturing process. Accordingly, our backlog for phase masks grew to approximately $2.5 million.

Net sales from printer and recorder products decreased from $535,000 in the second quarter of fiscal 2000 to $225,000 in the comparable quarter of fiscal 2001, a 58.0% decrease. As previously disclosed, we plan to discontinue these product lines by the end of 2001.

Cost of Sales

Cost of sales were $2.4 million in the second quarter of fiscal 2001 compared to $3.1 million in the comparable quarter of fiscal 2000, a decrease of 23.7% or $734,000. The decrease in cost of sales resulted from the decrease in net sales during the same period.

Gross profit was $1.2 million in the second quarter of fiscal 2001 compared to $1.9 million in the comparable quarter of 2000 as a result of decreased net sales. Gross margin decreased from 38.3% in 2000 to 34.6% in 2001. The decrease in gross margin resulted primarily from increased unabsorbed manufacturing costs due to the shortfall of shipments during the quarter combined with the expansion of our manufacturing capacity.

Operating Expenses

Selling expenses were $1.0 million in the three months ended June 30, 2001, or 27.9% of net sales, compared to $433,000 in the comparable quarter in 2000, or 8.6% of net sales. General and administrative expenses were $2.5 million in the second quarter of fiscal 2001, or 70.4% of net sales, compared to $822,000, or 16.4% of net sales in the comparable quarter of fiscal 2000. Selling, general and administrative expenses increased primarily due to growth in staffing levels in sales and administrative personnel as well as due to non-recurring charges relating to legal and professional fees associated with our joint ventures and moving costs associated with our new Montreal facility. Research and development expenses were $1.1 million in the second quarter of fiscal 2001 compared to $275,000 in the comparable quarter of 2000; reflecting our strategy of making significant investments in research and development for our specialty optical fiber and optical sub-component products.

Interest Expense

Interest expense was $178,000 in the second quarter of fiscal 2001 compared to $121,000 in 2000. The increase in interest expense resulted primarily from borrowings to fund operating losses and working capital.

Net Income

Net loss for the three months ended June 30, 2001 was $3.6 million compared to a net loss of $395,000 for the same period in 2000. Net loss from continuing operations for the second quarter of 2001 was $3.6 million compared to a net loss from continuing operations of $250,000 in the comparable quarter of 2000. Net loss from discontinued operations for the second quarter of 2000 was $145,000. These operations were discontinued as of December 31, 2000.

Provision for Income Taxes

We recorded a benefit for income taxes of $158,000 in the fiscal quarter ended June 30, 2001 compared to a tax provision of $113,000 in the comparable quarter in 2000. The tax benefit for the current quarter is a result of operating losses generated in Canada which offset a previously recorded tax provision. The tax provision in the comparable quarter is a result of taxable income generated in Canada that could not be used to offset operating losses in the United States.

First Six Months of Fiscal 2001 and 2000

Net Sales

Net sales were $8.5 million in the six months ended June 30, 2001 compared to $8.9 million in the comparable period of fiscal quarter of 2000, a decrease of 4.6% or $414,000.

Net sales from our specialized illumination products were $6.3 million in the first six months of 2001 compared to $6.8 million in the comparable  period of the prior year, a decrease of 7.7% or $530,000. The decrease was primarily caused by a reduction in demand due to a cyclical downturn in the semi-conductor and related industries.

Net sales from our optical communication sub-component products were $1.7 million in the first six months of 2001 compared to $1.2 million in the comparable period of the prior year, an increase of 43.2% or $508,000. The increase was primarily due to strong demand for our phase mask products. In order to meet current demand, we have completed construction on a state of the art clean room that will increase production capacity and improve quality.

Net sales from printer and recorder products decreased from $923,000 in the first six months of  2000 to $531,000 in the first six months of fiscal 2001, a 42.5% decrease. As previously disclosed, we plan to discontinue these product lines by the end of 2001.

Cost of Sales

Cost of sales was $5.1 million in the first six months of fiscal 2001 compared to $5.4 million in the comparable period of fiscal 2000, a decrease of 6.7% or $363,000. The decrease in cost of sales resulted from a decrease in net sales during the same period.

Gross profit was $3.5 million in the first six months of fiscal 2001 compared to $3.5 million in the comparable period of fiscal 2000. Gross margin increased from 39.4% in fiscal 2000 to 40.7% in fiscal 2001 resulting from a favorable product mix, which was partially offset by higher manufacturing costs.

Operating Expenses

Selling expenses were $1.8 million in the six months ended June 30, 2001, or 21.6% of net sales, compared to $858,000 in the comparable period in fiscal 2000, or 9.6% of net sales. General and administrative expenses were $3.9 million in the first six months of fiscal 2001, or 45.4% of net sales, compared to $1.4 million, or 15.8% of net sales in the comparable period of fiscal 2000. Selling, general and administrative expenses increased primarily due to growth in staffing levels in sales and administrative personnel as well as due to non-recurring charges relating to legal and professional fees associated with our joint ventures and moving costs associated with our new Montreal facility. Research and development expenses were $1.7 million in the first six months of fiscal 2001 compared to $504,000 in the comparable period of fiscal 2000, reflecting our strategy of making significant investments in research and development for our specialty optical fiber and optical sub-component products.

Interest Expense

Interest expense was $289,000 in the first six months of fiscal 2001 compared to $249,000 in 2000. The increase in interest expense resulted primarily from borrowings to fund operating losses and working capital.

Net Income

Net loss for the six months ended June 30, 2001 was $4.3 million compared to a net loss of $421,000 for the same period in 2000. Net loss from continuing operations for the six months ended June 30, 2001 was $4.3 million compared to a net loss from continuing operations of $114,000 in the comparable period in 2000. Net loss from discontinued operations for the six months ended June 30, 2000 was $307,000. These operations were discontinued as of December 31, 2000.

Provision for Income Taxes

We recorded a benefit for income taxes of $64,000 in the six months ended June 30, 2001 compared to a tax provision of $132,000 in the comparable quarter in 2000. The tax benefit is a result of certain research and development tax credits from our Canadian operations. The tax provision in the comparable quarter is a result of taxable income generated in Canada that could not be used to offset operating losses in the United States.

Liquidity and Capital Resources

On May 31, 2001, the Company completed a private placement of 1,700,000 shares of common stock at a price of $10.25 per share with net proceeds of approximately $16.1 million. For the six months ended June 30, 2001, cash and cash equivalents increased $5.3 million over the corresponding period in 2000. Cash used in operating activities was $5.8 million in the first six months of fiscal 2001, which primarily resulted from an operating loss of $4.3 million and an increase in inventories of $1.1 million, which was partially offset by depreciation and amortization and changes in working capital to fund our continued strategic investment in specialty optical fiber and optical sub-components.

Cash of $18.3 million was provided by financing activities, primarily due to the receipt of $16.1 million from the sale of common stock in the above private placement and net proceeds from bank debt of $2.1 million. Cash used in investing activities was $7.2 million in the six months ended June 30, 2001; primarily resulting from the purchase of production and development equipment and facility expansion.

As part of our strategic plan to expand our specialty optical fiber production capabilities, we have continued the construction of a 14,000 square foot addition to our existing Salem facility. This building will be used for research and development of specialty optical fiber and optical sub-components, including MCVD systems, drawing towers and other optical measuring equipment. We believe that we will be able to finance a significant portion of this project, which is expected to cost approximately $7 million, although we can have no assurance at this time as to the availability and terms of any such financing.

On May 19, 2001, we entered into a credit agreement with Merrill Lynch Financial Services, Inc. providing total borrowing availability up to $6,000,000. Initial proceeds were used to pay off the credit agreement between the Company and Wells Fargo Business Credit, Inc. The new credit facility with Merrill Lynch consists of a line of credit of up to $2,500,000 and a reducing revolver in the amount of $3,500,000. As of June 30, 2001, $1,440,000 was outstanding under the reducing revolver and approximately $4,560,000 was available for additional borrowings. The outstanding principal balance of all advances under this credit facility bears interest at 2.5% over the one month LIBOR rate. Our obligations under this credit facility are secured by substantially all of our assets other than real property along with a pledge of restricted cash in the amount of $2,000,000.

On December 5, 2000, StockerYale Canada amended its credit agreement with Toronto Dominion Bank.  The credit agreement provides for (a) a $2,000,000 CDN operating line of credit; (b) a mortgage loan and (c) various term notes totaling up to $1,049,000 CDN.  The line of credit bears interest at 1% over Toronto Dominion’s prime rate, requires monthly payments of interest only, and is payable on demand. As of June 30, 2001,  $2,869,000 CDN ($1,894,000 US) had been borrowed on the line of credit. The mortgage requires monthly principal payments of $10,797 CDN (approximately $7,200 US) plus interest at prime rate plus 0.870% and matures in December 2005. As of June 30, 2001, the outstanding balance on the mortgage was $1,878,717 CDN ($1,240,000 US).

The term loans require aggregate monthly principal payments of approximately $25,000 CDN ($16,750 US) plus interest ranging from the prime rate plus 1.20% to 2.0% and mature between May 2002 and December 2005. On June 30, 2001, the outstanding aggregate balance on the term loans was $383,124 CDN ($252,939 US).

Our headquarters in Salem, New Hampshire is subject to a mortgage and note issued to Granite Bank on August 26, 1996 (the “Granite Note”). The Granite Note, in an initial principal amount of $1,500,000 is due August 29, 2011. The Granite Note bears interest at a rate of 10% per annum and is reviewed annually in August. The principal and interest are repayable in 180 equal monthly installments. In accordance with the terms of the Granite Note, we may prepay amounts outstanding thereunder, in whole or in part, at any time without premium or penalty. As of June 30, 2001, the outstanding balance on the Granite Note was $1,232,000.

On May 20, 1997 we entered into an equipment line of credit agreement with Granite Bank to finance capital equipment related to new product development. The line of credit provides that equipment purchases will be converted quarterly into a series of five year notes, not to exceed $500,000 in the aggregate, bearing interest at the bank’s prime rate plus .75%. As of June 30, 2001, we had borrowed $136,000 pursuant to such line of credit.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

At times the Company may be involved in disputes and/or litigation with respect to its products and operations in its normal course of business.  The Company does not believe that the ultimate impact of the resolution of such matters would have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 31, 2001, the Company completed a private placement of 1,700,000 shares of its common stock, par value $.001 per share. The Company offered these shares to eighteen purchasers at $10.25 per share.  The Company did not engage any underwriters in connection with the private placement, but the Company did enter into an agreement with William Blair & Company to act as exclusive placement agent for the shares.  The Company paid a commission of $1,219,750 to William Blair & Company. The private placement resulted in net proceeds to the Company of approximately $16.1 million.  Proceeds will be used for working capital purposes.  In light of information received by the Company in connection with the private placement, management believes that the private placement was exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)          A special meeting of stockholders of the Company in lieu of the annual meeting was held on May 24, 2001.

b)          The following matters were presented and voting results were as follows:

PROPOSAL I – Election of Directors	Number of Shares/Votes

	For	Authority Withheld

Mark W. Blodgett	6,610,825	1,739
Alain Beauregard	6,601,836	10,728
Clifford L. Abbey	6,610,836	1,728
Lawrence W. Blodgett	6,599,845	12,719
Steven E. Karol	6,611,116	1,448
Dr. Herbert Cordt	6,611,136	1,428
Raymond J. Oglethorpe	6,611,036	1,528

PROPOSAL II – Amending the Articles of Organization to increase the authorized shares.

	FOR:	6,445,747
	AGAINST	165,544
	ABSTAIN	1,273

PROPOSAL III – Amending the Company’s 2000 Stock Option and Incentive Plan.

	FOR:	4,807,640
	AGAINST	166,056
	ABSTAIN	1,514
	NON VOTES	1,637,354

PROPOSAL IV –	Ratifying the appointment of Arthur Andersen LLP as the Company’s independent public accountants.

	FOR:	6,600,366
	AGAINST	4,688
	ABSTAIN	7,510

ITEM. 6 EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)         The following is a complete list of Exhibits filed as part of this Form 10-QSB:

Exhibit
Number	Description

3.1	Amendment to the Amended and Restated Articles of Organization of StockerYale, Inc. The Amended and Restated Articles of Organization of StockerYale, Inc., together with all previous amendments, are incorporated by reference to Exhibit 3.1 of StockerYale, Inc.’s Form 10-KSB for the fiscal year ended December 31, 2000.

10.3(e)	Amendment No. 1 to the 2000 Stock Option and Incentive Plan.

10.3(f)	Amended Form of Incentive Stock Option Agreement for employees under the 2000 Stock Option and Incentive Plan.

10.3(g)	Amended Form of Nonqualified Stock Option Agreement for employees under the 2000 Stock Option and Incentive Plan.

10.3(h)	Amended Form of Nonqualified Stock Option Agreement for Outside Directors under the 2000 Stock Option and Incentive Plan.

10.4(b)	Amendment No. 1 to the 2000 Employee Stock Purchase Plan.

10.8 (a)	Credit Agreement, dated as of May 3, 2001, by and between Merrill Lynch Financial Services Inc. and StockerYale, Inc. as amended by letter dated May 16, 2001.

10.8 (b)	Credit Agreement, dated as of May 3, 2001, by and between Merrill Lynch Financial Services Inc. and StockerYale, Inc. as amended by letter dated May 16, 2001.

10.8 (c)	Financial Securities Agreement, dated as of May 1, 2001, by and between Merrill Lynch Financial Services Inc. and StockerYale, Inc.

(b)        Reports on Form 8-K

The Company filed a report of Form 8-K on June 4, 2001 to report the completion of a private placement of 1,700,000 shares of its common stock.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

StockerYale, Inc.

August 13, 2001	/s/ Mark W. Blodgett

Mark W. Blodgett,
Chairman and Chief Executive Officer

August 13, 2001	/s/ Gary B. Godin

Gary B. Godin,
Executive Vice President-Finance and
Treasurer