Form 10KSB/A
period 2000-12-31
STOCKERYALE INC
filed 2001-09-21
CIK 94538

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB/A
ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

Commission file number: 0 - 5460

STOCKERYALE, INC.

(Name of small business issuer in its charter)

Massachusetts	04-2114473
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
32 Hampshire Road Salem, New Hampshire	03079
(Address of principal executive offices)	(Zip Code)
(603) 893-8778 (Issuer's telephone number)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value
(Title of class)

    Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such requirements for the past 90 days. /x/  Yes    / /  No

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-KSB or any amendment to this Form 10-KSB. [  ]

    The registrant's revenues for the fiscal year ended December 31, 2000 were $18,366,000.

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 22, 2001 was approximately $50,702,000 based on the average of the bid and asked price of such stock reported at closing on the Nasdaq National Market on that date.

    As of March 22, 2001 there were 8,704,411 shares of the issuer's common stock outstanding.

  DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement (the "Proxy Statement") for the Special Meeting in Lieu of an Annual Meeting of Stockholders to be held on May 24, 2001, to be filed with Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, which is anticipated to be filed within 120 days after the Registrant's fiscal year ended December 31, 2000, are incorporated by reference into Items 9 and 11 of Part III.

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

    On May 13, 1998, the Company acquired StockerYale Canada, Inc., formerly known as Lasiris, Inc., a Canadian manufacturer of industrial lasers and other illumination and photonics products. The acquisition of StockerYale Canada provided the Company with the capability to manufacture laser-based illumination products and phase masks, which are used to manufacture fiber Bragg gratings for telecommunication applications. The Company acquired StockerYale Canada through Lasiris Holdings, Inc., a newly formed New Brunswick corporation ("LHI") and a subsidiary of the Company. StockerYale Canada is operated as a wholly owned Canadian subsidiary of LHI. In connection with this transaction, the former stockholders of StockerYale Canada received shares of capital stock in LHI, which are exchangeable into shares of the Company's common stock on a one-for-one basis at any time at the option of the holder.

    In addition to Lasiris Holdings, Inc., the Company has two active subsidiaries. On June 16, 2000, the Company acquired StockerYale (IRL) Ltd., formerly known as CorkOpt Ltd, which is a wholly owned Irish subsidiary and StockerYale Asia PTE Ltd., formerly known as Radiant Asiatec Pte, Ltd., a Singapore corporation that was formed in December 1997, is an 80% owned subsidiary of the Company. The acquisition of StockerYale (IRL) Ltd. provided the Company with the capability to manufacture and sell light-emitting diodes, or LEDs, for industrial applications. StockerYale Asia PTE Ltd. is the entity through which the Company sells its products in southeast Asia.

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

    Products.  The Company has been designing and manufacturing industrial fluorescent lighting products for metrology instruments for over twenty years. In 1994, the Company recognized the need for reliable specialized illumination products for industrial applications and made a strategic decision to shift corporate resources into a fluorescent illumination product line, with a focus toward microscopy and machine vision applications, such as the disk drive industry or the semi-conductor industry which uses specialized illumination products, for example, to determine whether a computer chip is correctly positioned on a circuit board. In pursuit of that strategy, the Company developed a line of fiber optic illumination products for use with high power microscopes and began to manufacture fiber optic illumination systems in 1997. Since 1997, the Company has continued to invest in acquiring and developing fiber optic production capability, including state of the art fiber optic drawing facilities. Currently, the Company is in the process of implementing a corporate decision to expand its product line to include specialty optical fiber and other optical sub-components for use in the telecommunication optical components industry. On March 16, 2001, the Company announced the availability of a new line of Erbium-Doped Fiber, which is used in the development and manufacture of Erbium-Doped Fiber Amplifiers (EDFAs). Due to the intrinsic properties of erbium, Erbium-Doped Fiber assists in the regeneration of an optical signal when it passes through the EDFA, a device that amplifies light signals through optical networks. When used within long-haul terrestial or submarine telecommunications systems, EDFAs enable an optical signal to be sent greater distances with increased reliability. EDFAs are typically designed with pump laser modules, in-line optical isolators, wavelength division multiplexers, and Erbium-Doped Fiber.

    StockerYale Canada, located in Saint-Laurent, Quebec, develops, manufactures and distributes industrial structured light lasers and other photonics products for industrial applications. StockerYale Canada was founded in 1985 to offer technical and scientific expertise in lasers, optics and holography. In 1990, through a number of research and development contracts, StockerYale Canada began to design a wide range of laser pattern projectors for industrial inspection and machine vision applications. Structured light lasers can be useful for contour mapping of parts, surface defect detection, depth measurements, guidelines, edges detection, and alignment. For example, in machine vision applications, structured light lasers may be used on robots as 3-D guiding systems to place or insert a part on a car, such as a windshield wiper or a door. In industrial inspection applications, these products may draw attention to parts that do not conform to specifications, such as defective parts. Since 1991, StockerYale Canada has been a manufacturer of phase masks used in the production of fiber Bragg gratings, an essential component of dense wavelength division multiplexer (DWDM) devices used in high-capacity fiber optic networks. In the first quarter of 2000, the Company introduced the Ultra-LongTM Phase Mask allowing optical component manufacturers to use longer fiber Bragg gratings to pack more data in the optical fiber, significantly increasing available bandwidth.

    In addition to specialized illumination and optical fiber sub-component products, the Company's Salem facility also supports an ancillary product line, under the MFE brand name, of oscillographic and thermal recorders and printers for diverse field, industrial and laboratory uses. In order to focus its resources on optical sub-components and specialized illumination products, the Company is exiting this line.

    Our products are comprised of parts manufactured by us as well as parts acquired from third party suppliers. Our manufacturing operations include, among other things, final assembly of our products.

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

    The Company has developed the in-house capability to draw its own glass fiber in variable dimensions to suit customer needs. Although some of the above-named competitors also have this capability, the Company believes that its proprietary manufacturing techniques result in fiber that has increased reliability. Since mid-1996, the Company has invested in building up its in-house design, development and research capabilities, including the hiring of personnel trained in optical, chemical, mechanical and electrical engineering and related disciplines, and the purchase of computers and laboratory equipment necessary to support these personnel. Further, the Company has succeeded in designing and developing a complete line of fiber optic lighting products for both the machine vision and microscopy markets.

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

    The Company's major competitor in the market for phase masks used for the manufacturing of FBGs was IBSEN, which was purchased by ADC Telecom in 2000.

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

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the Company's financial condition, results of operations and capital resources and liquidity should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere herein

Background

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

    On May 13, 1998, we purchased all of the outstanding stock of StockerYale Canada, Inc. (formerly known as Lasiris, Inc.), a Canadian manufacturer of industrial lasers and photonics products. Since 1991, StockerYale Canada has been a leading manufacturer of phase masks used in the production of fiber Bragg gratings, which are an essential component of dense wavelength division multiplexer (DWDM) devices for high-capacity fiber optic telecommunication networks. We are currently in the process of implementing a corporate strategy to expand our product line to include specialty optical fiber and other optical communication sub-components for use in the telecommunication optical components industry. Throughout 2000, we took steps to expand our specialty optical fiber production capabilities, including purchasing of modified chemical vapor deposition (MCVD) systems that will enable us to produce fiber optic preforms, and the expanding of our existing Salem facility and the purchasing of a new 60,000 square foot manufacturing, research and development facility in Montreal, Canada.

Results of Operations

Acquisition of CorkOpt Ltd and Purchase Price Allocation

    On June 16, 2000, we acquired all of the outstanding voting shares of CorkOpt Ltd. for approximately $256,000 in cash and 125,382 shares of our common stock and assumed liabilities of $735,000. We accounted for the acquisition under the purchase method of accounting, and, accordingly, the operating results of CorkOpt Ltd. from the date of acquisition have been included in the accompanying consolidated statement of operations. We allocated the purchase price based on estimates of the fair market value of the assets acquired, which consist of approximately $830,000 of identifiable tangible assets, including approximately $270,000 of cash, identified intangible assets of approximately $424,000, goodwill of approximately $1.5 million and approximately $402,000 of in-process research and development that was charged to operations in the second quarter of fiscal 2000. In-process research and development was comprised of two projects, which we estimated to be 70% complete and 40% complete, respectively.

Discontinued Operations

    On March 6, 2001, we announced our strategic decision to sell the operations of our Stilson machine tool and accessories division for $1.1 million pursuant to a signed letter of intent. Accordingly, we reported the results of the operations of the machine tool and accessories division and the associated impairment charges as discontinued operations. The net loss from discontinued operations was $1.9 million in fiscal 2000, which includes a $1.2 million charge for impairment, consisting principally of goodwill of $714,000 and net asset impairment of $438,000. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Discontinued Operations."

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

Cost of Sales

    Cost of sales were $11.0 million in 2000 compared to $7.0 million in 1999, an increase of 57.1% or $4.0 million. The increase in cost of sales resulted primarily from an increase in net sales during the same period. We also recorded a $494,000 inventory impairment charge in 2000 for the printer and recorder inventory as a result of our decision to exit these product lines by the end of 2001. The printer and recorder product line incorporated older technology, some of which was becoming obsolete. In light of our business strategy to focus on the optical sub-components and specialized illumination lines of business, we determined that exiting these product lines was a more productive use of corporate resources than investing in the research and development that would have been necessary to upgrade the printer and recorder product lines. The inventory impairment charge relating to this decision was unrelated to the discontinued operations discussed above and is included in Cost of Sales in the accompanying statement of operations.

    Gross profit was $6.9 million in 2000 compared to $4.5 million in 1999, an increase of 53.3% or $2.4 million. Gross margin decreased from 39.1% in 1999 to 37.5% in 2000. Gross margin declined primarily because of the inventory impairment charge of $494,000. Excluding this non-cash, non-recurring charge, gross margin increased to 40.2% in 2000.

Operating Expenses

    Operating expenses were $8.1 million in 2000 compared to $5.1 million in 1999, an increase of approximately $3.0 million and remained at 44% of net sales. A significant portion of this increase is attributable to our efforts to implement our new business strategy, for example, through increased hiring and facility expansion. Included in operating expenses were $604,000 and $483,000 of amortization expense primarily comprised of goodwill and other identifiable intangible assets associated with acquisitions. Also included in operating expenses for 2000 was a non-cash, non-recurring charge of $402,000 representing in-process research and development acquired in the acquisition of CorkOpt, Ltd.

    Selling expenses were $2.2 million in 2000, or 12% of net sales, compared to $1.7 million in 1999, or 14.8% of net sales. Selling expenses increased mainly due to the additional staffing and associated expenses related to the specialty optical fiber sales and marketing group of approximately $140,000; increases in travel, advertising and tradeshows make up the balance of the increase. General and administrative expenses were $3.6 million in 2000, or 20.0% of net sales, compared to $2.2 million, or 19.1% of net sales in fiscal 1999. General and administrative expenses increased primarily due to growth in staffing levels of administrative personnel of approximately $800,000, which includes information technology services, finance and administration. Research and development expenses were $1.3 million in 2000, or 7.1% of net sales compared to $788,000, or 6.9% of net sales in 1999, reflecting our strategy of making significant investments in scientists and research personnel for the optical sub-component product lines.

Interest and Other Income

    Interest and other income was $394,000 in 2000 compared to $318,000 in 1999. Interest and other income was comprised primarily of $340,000 of interest income for 2000. In 1999, interest and other income included a gain of $164,000 from the sale of business assets relating to the Company's military compass product line and $91,000 from the sale of marketable securities.

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

Liquidity and Capital Resources

    Historically, we have financed our operations primarily through third-party credit facilities and cash from operations. During the year ended December 31, 2000, we completed three separate private placement transactions selling an aggregate of 1,269,132 shares of common stock and resulting in net proceeds of approximately $24.1 million. On March 3, 2000, we completed a private placement of 710,000 common shares at a price of $13.00 per share, totaling net proceeds of approximately $8.8 million. On October 5, 2000, we completed a private placement of 409,132 common shares at a price of $30.00 per share, which resulted in net proceeds of approximately $11.7 million. Finally, on November 2, 2000, we completed another private placement of 150,000 common shares at a price of $24.4375 per share, which resulted in net proceeds of approximately $3.6 million. We have used the remaining proceeds of these private placements to primarily fund the operating losses, capital expenditures, repayment of debt and for general working capital purposes and intend to use the remaining proceeds of these private placements to partially fund operating losses, capital expenditures related to the expansion of our facilities (discussed in greater detail below), fund our obligations to joint ventures and for general working capital purposes. As of December 31, 2000, unrestricted cash and cash equivalents were $12.5 million.

    Cash used in operating activities was $3.3 million in 2000, resulting from the net loss of $3.4 million and, changes in account payables and receivables totaling $2.1 million. These amounts were offset by non-cash charges for depreciation, amortization, goodwill impairment and the write-off of acquired in-process research and development totaling $2.2 million.

    Cash used in investing activities was $6.2 million, which was primarily used to purchase property, plant and equipment in connection with building a preform production facility at our Salem facility, equipment associated with our specialty optical fiber and optical sub-components product lines, the purchase of a research and development facility in Montreal and related improvements. In addition, we had $500,000 of restricted cash required under credit facility with Wells Fargo.

    Cash provided by financing activities was $22.0 million in 2000 and resulted primarily from our sale of common stock through private placement transactions, partially offset by the payment of debt totaling $2.2 million.

    As part of our strategic plan to expand our specialty optical fiber production capabilities, we have begun the construction of a 14,000 square foot addition to our existing Salem facility. This building will be used for research and development of specialty optical fiber and optical sub-components and will house equipment such as MCVD systems, drawing towers and other optical measuring equipment. We believe that we will be able to finance a significant portion of this project, which is expected to be approximately $7 million, with the refinancing of our existing mortgage on the Salem property and various equipment loans, although we can have no assurance at this time as to the terms of any such refinancing.

    On December 5, 2000, StockerYale Canada amended its credit agreement with Toronto Dominion Bank. The credit agreement provides for (a) a $2,000,000 CDN operating line of credit; (b) a mortgage loan and (c) various term notes totaling up to $1,049,000 CDN. The line of credit bears interest at 1% over Toronto Dominion's prime rate, requires monthly payments of interest only, and is payable on demand. As of December 31, 2000, there were no borrowings on the line of credit. The mortgage requires monthly principal payments of $10,797 CDN (approximately $7,200 US) plus interest at prime rate plus 0.875% and matures in December 2005. As of December 31, 2000, the outstanding balance on the mortgage was $1,944,000 CDN ($1,297,000 US). The term loans require monthly principle payments of approximately $25,000 CDN ($16,750 US) plus interest ranging from the prime rate plus 1.25% to 2.0% and mature between May 2002 and December 2005. On December 31, 2000, the outstanding aggregate balance on the term loans was $533,000 CDN ($355,000 US).

    On October 12, 2000, we entered into a joint venture with Dr. Nicolae Miron and formed Optune Technologies, Inc., a Quebec corporation, to develop a new class of tunable optical filters. Under the terms of this joint venture arrangement, we own a 49% equity interest in Optune and we agreed to contribute an aggregate of $4,000,000 to be made over a two year period pursuant to a fixed schedule.

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

ITEM 7. FINANCIAL STATEMENTS

    The information required by Item 7 is presented on pages 16 through 34 of this Form 10-KSB. The index to the Company's consolidated financial statements is set forth below:

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

/s/ Arthur Andersen LLP

Boston, Massachusetts
February 23, 2001

STOCKERYALE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2000	1999
Assets
Current Assets:
Cash and cash equivalents	$12,487,000	$85,000
Restricted cash	500,000	—
Trade receivables, less reserves of approximately $151,000 in 2000 and $84,000 in 1999	2,946,000	1,991,000
Prepaid income taxes	310,000	224,000
Inventories	5,196,000	4,934,000
Prepaid expenses	277,000	116,000

Total current assets	21,716,000	7,350,000

Property, Plant and Equipment, net	8,338,000	3,085,000
Note Receivable	90,000	100,000
Goodwill, net of accumulated amortization	2,746,000	1,399,000
Identified intangible assets	2,675,000	2,587,000
Long term Investment	250,000	—
Cash Value Life Insurance	66,000	66,000
Net Assets of Discontinued Operations	1,100,000	2,092,000

	$36,981,000	$16,679,000

Liabilities and Stockholders' Investment
Current Liabilities:
Current portion of long-term debt	$1,328,000	$3,798,000
Accounts payable	1,636,000	2,892,000
Accrued expenses	1,332,000	890,000
Short-term lease obligation	119,000	108,000

Total current liabilities	4,415,000	7,688,000

Long-Term Debt and Capital Lease Obligations	2,779,000	3,634,000

Other Long-Term Liabilities	929,000	565,000

Deferred Income Taxes	959,000	1,038,000

Commitments and Contingencies
Stockholders' Investment:
Common stock, par value $0.001—Authorized — 20,000,000 shares at December 31, 2000 and 1999 Issued and outstanding — 9,385,656 and 7,605,050 shares at December 31, 2000 and 1999, respectively	9,000	8,000
Paid-in capital	42,071,000	14,421,000
Accumulated other comprehensive income (loss)	(129,000)	(18,000)
Accumulated deficit	(14,052,000)	(10,657,000)

Total stockholders' investment	27,899,000	3,754,000

	$36,981,000	$16,679,000

The accompanying notes are an integral part of these consolidated financial statements.

STOCKERYALE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended December 31,
	2000	1999
Net Sales	$18,366,000	$11,483,000
Cost of Sales	10,966,000	7,020,000
Inventory Impairment	494,000	—

Gross profit	6,906,000	4,463,000
Operating Expenses:
Selling expenses	2,152,000	1,620,000
General and administrative expenses	3,615,000	2,181,000
Amortization and goodwill expense	604,000	483,000
Research and Development	1,333,000	788,000
In Process Research and Development	402,000	—

Total operating expenses	8,106,000	5,072,000

Operating loss	(1,200,000)	(609,000)
Interest and Other Income	394,000	318,000
Interest Expense	(475,000)	(526,000)

Loss before income tax provision (benefit)	(1,281,000)	(817,000)
Income Tax provision (Benefit)	252,000	78,000

Net Loss from Continuing Operations	$(1,533,000)	$(895,000)

Net Loss from Discontinued Operations	$(1,862,000)	$(163,000)

Net Loss	$(3,395,000)	$(1,058,000)

Loss per Share from Continuing Operations — Basic and diluted	$(0.18)	$(0.12)

Loss per Share from Discontinued Operations — Basic and diluted	$(0.21)	$(0.02)

Loss per Share — Basic and diluted	$(0.39)	$(0.14)

Weighted Average Common Shares — Basic and diluted	8,711,000	7,545,000

The accompanying notes are an integral part of these consolidated financial statements.

STOCKERYALE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

	Common Stock
					Cumulative Items of Other Comprehensive Income
	Shares(1)	$0.001 Par Value	Paid-in Capital	Retained Earnings (Deficit)		Total Stockholders' Investment	Comprehensive Income (Loss)
BALANCE, DECEMBER 31, 1998	7,358,896	$8,000	$14,221,000	$(9,599,000)	$57,000	$4,687,000	$(9,948,000)
Issuance of common stock to employee	246,154	—	200,000	—	—	200,000	—
Unrealized gain on investment	—	—	—	—	(86,000)	(86,000)	(86,000)
Cumulative translation adjustment	—	—	—	11,000	11,000	11,000
Net loss	—	—	—	(1,058,000)	—	(1,058,000)	(1,058,000)

Comprehensive net loss for the year ended December 31, 1999							$(1,133,000)

BALANCE, DECEMBER 31, 1999	7,605,050	8,000	14,421,000	(10,657,000)	(18,000)	3,754,000
Sale of common stock net of issuance costs of $1.1 million	1,289,132	1,000	24,106,000	—	—	24,107,000
Conversion of subordinated debt to common stock	366,092	—	1,350,000	—	—	1,350,000	—
Issuance of common stock for acquisition of CorkOpt Ltd	125,382	—	2,194,000			2,194,000
Cumulative translation adjustment	—	—	—	—	(111,000)	(111,000)	(111,000)
Net loss	—	—	—	(3,395,000)	—	(3,395,000)	(3,395,000)

Comprehensive net loss for the year ended December 31, 2000							$(3,506,000)

BALANCE, DECEMBER 31, 2000	9,385,656	$9,000	$42,071,000	$(14,052,000)	$(129,000)	$27,899,000

The accompanying notes are an integral part of these consolidated financial statements.

(1)
All share data for prior periods have been restated to reflect a two-for-one stock split effective July 31, 2000.

STOCKERYALE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,395,000)	$(1,058,000)
Less: net loss on discontinued operations	(1,862,000)	(163,000)

	$(1,533,000)	$(895,000)
Adjustments to reconcile net loss to net cash used in operating activities—
Acquired in Process Research and Development	402,000	—
Gain on sale of fixed assets	—	(18,000)
Depreciation and amortization	1,025,000	906,000
Deferred income taxes	(130,000)	(116,000)
Other changes in assets and liabilities—
Accounts receivable, net	(819,000)	(243,000)
Inventories	(138,000)	176,000
Prepaid expenses	(135,000)	128,000
Prepaid taxes	(75,000)	(62,000)
Accounts payable	(1,302,000)	237,000
Accrued expenses	264,000	(108,000)
Cash value of life insurance	—	(14,000)

Net cash provided by (used in) operating activities, continuing operations	(2,441,000)	(9,000)
Net cash used by operating activities, discontinued operations	(870,000)	714,000

Net cash provided by (used in) operating activities	(3,311,000)	705,000
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,404,000)	(489,000)
Net proceeds from sale of fixed assets	—	43,000
Restricted cash under credit facility	(500,000)	—
Long term investment	(250,000)	—
Business acquired, net of cash acquired	(2,000)	—

Net cash used in investing activities	(6,156,000)	(446,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	24,107,000	200,000
Payments of bank debt	(2,159,000)	(346,000)
Note receivable (issued) settled	10,000	(100,000)

Net cash provided by (used in) financing activities	21,958,000	(246,000)

EFFECT OF EXCHANGE RATE ON CHANGES IN CASH	(89,000)	(7,000)
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,402,000	6,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	85,000	79,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$12,487,000	$85,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$577,000	$717,000

Taxes paid	$42,000	$50,000

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Conversion of subordinated debt to common stock	$1,350,000	—

Fair value of shares used for acquisition of CorkOpt Ltd.	$2,194,000	—

Liabilities assumed in acquisition	$717,000	—

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

Restricted Cash

    The Company maintains certain levels of restricted cash required as collateral under the borrowings agreement with Wells Fargo. The agreement requires that $500,000 be held in escrow as long as there is an outstanding balance under the agreement. The Company maintains the restricted cash in highly liquid investments with original maturities of 3 months or less.

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

Revenue Recognition

    The Company recognizes revenue from product sales upon product shipment provided that title passes, there are no uncertainties regarding acceptance, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related accounts receivable is probable.

Property, Plant and Equipment

    Property, plant and equipment as of December 31, 2000 and 1999 consisted of the following:

	2000	1999
Land	$306,000	$306,000
Building and building improvements	6,194,000	1,771,000
Machinery and equipment	4,291,000	3,762,000
Furniture and fixtures	1,991,000	1,151,000

	12,782,000	6,990,000
Less: Accumulated depreciation and amortization	4,444,000	3,905,000

	$8,338,000	$3,085,000

Depreciation

    The Company provides for depreciation on a straight-line basis by charges to expense in amounts estimated to amortize the costs of property, plant and equipment over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life
Building and building improvements	10 to 40 years
Machinery and equipment	5 to 10 years
Furniture and fixtures	3 to 10 years

    Total depreciation and amortization of property, plant and equipment was approximately $421,000 and $456,000 in 2000 and 1999, respectively.

Goodwill and Other Intangible Assets

    Intangible assets as of December 31, 2000 and 1999 consisted of the following:

	2000	1999
Goodwill	$8,127,000	$6,513,000
Debt issuance costs	335,000	335,000
Other identified intangible assets	3,499,000	3,075,000

	11,961,000	9,923,000
Less—accumulated amortization	6,540,000	5,936,000

	$5,421,000	$3,987,000

    The rates used to compute amortization are based on the following estimated useful lives:

Asset Classification	Estimated Useful Life
Goodwill	10 years
Identifiable intangibles	10 years
Debt issuance costs	Life of loan

    Amortization of goodwill and other intangibles was approximately $604,000 and $483,000 in 2000 and 1999, respectively.

Long-Lived Assets

    In accordance with the provisions of SFAS No. 121—Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company periodically assesses the realizability of its long-lived assets based on undiscounted operating cash flows whenever significant events or changes occur which might impact recovery of recorded asset costs. If the review indicates that the carrying value of long-lived assets will not be recoverable, the amount by which the carrying value of the impaired asset exceeds the fair value of the asset will be charged to the statement of operations.

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

(3)  Discontinued Operations

    During 2000, the Company decided to discontinue its machine components and accessories division ("Stilson Die-Draulic"). On March 6, 2001, the Company signed a letter of intent to sell the net assets of the division for $1.1 million. Accordingly, the Company reported the results of the operations of the machine tool and accessories division and the associated impairment charges as discontinued operations. As of December 31, 2000, the assets and liabilities of the division remaining on the Company's balance sheet consisted of receivables, inventory, property, plant and equipment, accounts payable, accrued liabilities and lease obligations. The net loss from Discontinued Operations was $1.9 million in fiscal 2000 that includes a $1.2 million charge for impairment, principally goodwill of $714,000 and net asset impairment of $438,000. While the Company is negotiating the sale, this division is continuing to operate in the ordinary course. At this time, the Company cannot predict with any certainty the anticipated closing date of the sale.

    Certain information with respect to discontinued operations is summarized as follows:

	2000	1999
Statement of Operations:
Net sales	$2,903,000	$2,861,000

Cost of sales	2,422,000	2,270,000
Selling, general and administrative	987,000	974,000
Impairment charges	1,152,000	—
Goodwill amortization	95,000	95,000
Other expense (income)	109,000	(315,000)

Cost and expenses	4,765,000	3,024,000

Loss from discontinued operations	$(1,862,000)	$(163,000)

(4)  Acquisitions

    On June 16, 2000, the Company acquired all of the outstanding voting shares of CorkOpt Ltd for approximately $3.2 million, consisting of approximately $256,000 in cash, 125,382 shares of the Company's common stock with an agreed upon value of $2.2 million and assumed liabilities of approximately $735,000. The Company accounted for the acquisition under the purchase method of accounting and accordingly, the operating results of CorkOpt Ltd. from the date of acquisition have been included in the accompanying consolidated statement of operations. The Company has allocated the purchase price based on estimates of the fair market value of the assets acquired, which consist of approximately $830,000 of identifiable tangible assets including approximately $270,000 of cash, identified intangible assets of approximately $424,000, goodwill of approximately $1.5 million and approximately $402,000 of in-process research and development (R&D). In-process research and development was comprised of two projects which we estimated to be 70% complete and 40% complete, respectively, at the time of acquisition. The in-process R&D was valued under the income approach, which represents the estimated fair value based on the risk adjusted cash flows related to the in-process R&D projects. Financial projections utilized in the valuation were based on historical results and comparable technologies and the risk adjusted discount rates were 35% and 50% based on specific projects. At the date of the acquisition, the development of these projects had not yet reached technological feasibility and the R&D in process had no alternative future uses. Accordingly, these costs were expensed in the second quarter of fiscal 2000. The acquisition was not material to the Company's consolidated financial statements and therefore pro forma financial information has not been presented.

(5)  Income Taxes

    The components of the provision (benefit) for income taxes are as follows:

	For the Years Ended December 31,
	2000	1999
Current—
Federal	$(67,000)	$(98,000)
State	(12,000)	(18,000)
Foreign	252,000	78,000

	173,000	(38,000)

Deferred—
Federal	67,000	98,000
State	12,000	18,000
Foreign	—	—

	79,000	116,000

	$252,000	$78,000

    The following is a reconciliation of the federal income tax (benefit) calculated at the statutory rate of 34% to the recorded amount:

	For the Years Ended December 31,
	2000	1999
Applicable statutory federal income tax benefit	$(435,000)	$(333,000)
State income taxes, net of federal income tax benefit	(58,000)	(59,000)
Non-deductible amortization and impairment charge	544,000	228,000
Foreign tax differential	(242,000)	—
Other, net	—	(41,000)
Valuation allowance	443,000	283,000

	$252,000	$78,000

    The significant items comprising the deferred tax asset and liability at December 31, 2000 and 1999 are as follows:

	December 31,
	2000	1999
Net operating loss carry forwards	$1,076,000	$789,000
Financial reserves not yet deductible	411,000	470,000
Accelerated depreciation and property-basis differences	(602,000)	(772,000)
Identified intangible assets	(914,000)	(1,038,000)
Other	6,000	6,000
Valuation allowance	(936,000)	(493,000)

	$(959,000)	$(1,038,000)

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

(6)  Inventories

    Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead. Inventories are as follows:

	December 31,
	2000	1999
Finished goods	$1,230,000	$628,000
Work-in-process	230,000	329,000
Raw materials	3,736,000	3,977,000

	$5,196,000	$4,934,000

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

(8)  Long-Term Debt

    As of December 31, 2000 and 1999, debt consisted of the following:

	December 31,
	2000	1999
Borrowings under Credit Agreement with Wells Fargo	323,000	2,452,000
Convertible subordinated notes payable	—	1,350,000
Mortgage note payable to a bank (Salem facility), maturing August 29, 2011, with an interest rate of bank's prime rate plus 1%	1,259,000	1,319,000
Mortgage Note with Danvers Savings Bank	601,000	750,000
Borrowings under equipment line of credit	175,000	249,000
Revolving line of credit, maturing April 1998, payable to a Hong Kong bank, with an interest rate at the bank's prime lending rate as defined (8.50%) at December 31, 1999	—	202,000
Borrowings under Credit Agreement with Toronto Dominion Bank	355,000	1,124,000
Mortgage note payable to a Canadian bank, maturing December 2005, with an interest rate of bank's prime plus 0.88%.	1,297,000	—
Term loan with the Bank of Ireland, maturing on December 31, 2003, with an interest rate of 6 1/2%	137,000	—
Revolving line of credit, maturing on demand, payable to a Singapore bank, with interest of prime plus 2%	40,000	53,000
Machinery & equipment capital lease obligation, maturing From December 18, 2002 — April 8, 2005	39,000	—
Machinery & equipment capital lease obligation, maturing August 31, 2000, with an interest rate of 7.8%	—	41,000

	4,226,000	7,540,000
Less — Current portion of long-term debt	1,447,000	3,906,000

	$2,779,000	$3,634,000

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

  Borrowings under Credit Agreement with Toronto Dominion Bank

    On December 5, 2000, StockerYale Canada amended its credit agreement with Toronto Dominion Bank ("TD Bank"). The credit agreement provides for (i) a $2,000,000 CDN Operating Line of Credit (the "TD Line of Credit"); (ii) a mortgage loan (the "TD Mortgage") and (iii) various term notes totaling up to $1,049,000 CDN (the "Term Loans"). The TD Line of Credit bears interest at 1% over the TD Bank prime rate, requires monthly payments of interest only, and is payable on demand. The bank's prime rate was 6.75% at December 31, 2000. As of December 31, 2000, there were no borrowings on the TD Line of Credit. The TD Mortgage requires monthly principle payments of $10,797 CDN (approximately $7,200 US) plus interest at prime rate plus 0.875% maturing in December 2005. As of December 31, 2000, the outstanding balance on the TD Mortgage was $1,944,000 CDN ($1,297,000 US). The Term Loans require monthly principle payments of approximately $25,000 CDN ($16,750 US) plus interest ranging from prime plus 1.25% to 2.0% and mature between May 2002 and December 2005. On December 31, 2000, the outstanding balance on the Term Loans was $533,000 CDN ($355,000 US).

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

    Scheduled future maturities of debt for the next five years are as follows:

Year Ending December 31,
2001	$1,447,000
2002	$607,000
2003	$465,000
2004	$391,000
2005	$496,000
Thereafter	$820,000

$4,226,000

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

    In January 1999, the Company issued 246,154 shares (after adjusting for the Company's two-for-one stock split) to the Company's Chief Executive Officer in settlement of $200,000 of the Company's indebtedness to him.

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

    The following is a summary of the activity for the Company's stock options:

	Number of Shares	Price Range	Weighted Average Price
Outstanding at December 31, 1998	754,080	$0.88-$3.63	$2.57
Granted	820,810	$0.66-$0.97	$0.81
Forfeited/Cancelled	(728,080)	$0.88-$3.63	$2.56
Exercised	—	$—	$—

Outstanding at December 31, 1999	846,810	$0.66-$0.97	$0.81
Granted	567,300	$3.78-$38.00	$10.48
Forfeited/Cancelled	(18,210)	$0.81-$3.78	$1.00
Exercised	—	—	—

Outstanding at December 31, 2000	1,395,900	$0.66-$38.00	$4.72

Exercisable at December 31, 2000	16,000	$0.88	$0.88

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Outstanding at December 31, 2000	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2000	Weighted Average Exercise Price
$0.00-$3.80	1,143,600	8.3	$1.62	16,000	$0.88
$11.40-$15.20	75,000	9.8	$14.88	—	—
$15.21-$19.00	54,200	8.8	$16.41	—	—
$19.01-$22.80	95,500	9.8	$20.50	—	—
$22.81-$26.60	12,200	9.6	$24.95	—	—
$26.61-$30.40	11,200	9.8	$28.84	—	—
$30.41-$34.20	4,000	9.5	$32.38	—	—
$34.21-$38.00	200	9.8	$38.00	—	—

Total:	1,395,900	8.5	$4.72	16,000	$0.88

    The Company had 604,100 and 1,189,000 shares available for grant as of December 31, 2000 and 1999, respectively.

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

Stock-Based Compensation

    The Company elected to account for its stock-based compensation plan under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 2000 and 1999 using the Black-Scholes option pricing model as prescribed by SFAS No. 123, using the following weighted-average assumptions for grants in 2000 and 1999:

	2000	1999
Risk-free interest rate	5.17% - 6.69%	5.08% - 6.41%
Expected dividend yield	—	—
Expected life	5 years	10 years
Expected volatility	184.85%	67%

    The total value of options granted during 1999 and 2000 would be amortized on a pro forma basis over the vesting period of the options. Options generally vest equally over two or four years. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net loss and net loss per share would have increased as reflected in the following pro forma amounts:

	Year Ended December 31,
	2000	1999
Net loss—
As reported	$(3,395,000)	$(1,057,627)
Pro forma	$(4,537,848)	$(1,556,581)
Net loss per share—
As reported	$(0.39)	$(0.28)
Pro forma	$(0.52)	$(0.41)

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

(12)  Employee Benefit Plans

    On January 17, 1994, the Company established the StockerYale 401(k) Plan (the Plan). Under the Plan, employees are allowed to make pretax retirement contributions. In addition, the Company may make matching contributions, not to exceed 100% of the employee contributions, and profit sharing contributions at its discretion. The Company made matching contributions of $38,000 and $36,000 in fiscal years 2000 and 1999. The Company incurred costs of approximately $5,000 in both 2000 and 1999 to administer the Plan.

(13)  Commitments and Contingencies

    The Company leases facilities and equipment under operating leases. The future minimum lease payments as of December 31, 2000 are as follows:

For the Year Ending December 31,	Amount
2001	$225,000
2002	222,000
2003	165,000
Thereafter	64,000

Total minimum lease payments	$676,000

    Total rent expense for operating leases charged to operations was $164,000 in 2000 and $52,000 in 1999.

    The company is party to various legal proceedings generally incidental to its business. Although the disposition of such legal proceedings cannot be determined with certainty it is the company's opinion that any pending or threatened litigation will not have a material adverse effect on the Company's financial position, results of operations or net cash flows.

(14)  Investments

    In October 2000, the Company entered into a research and development joint venture with Dr. Nicolae Miron, a scientist employed by the Company, pursuant to which they formed Optune Technologies, Inc., a Quebec corporation, to develop a new class of tunable optical filters. In exchange for a 49% ownership interest in Optune Technologies, the Company has committed to fund over a two year period $4.0 million to cover all operating costs of the joint venture, including salaries, equipment and facility costs. The Company will record 100% of the losses associated with the research and development joint venture in the accompanying statement of operations as research and development expense. As of December 31, 2000, the Company had not provided any funding to the joint venture and the joint venture has not had any operating losses for the fiscal year ended December 31, 2000.

    In June 2000, the Company purchased 75,075 shares for $250,000 to obtain a less than 1% ownership interest in Giant Loop Corporation. The investment is accounted for on the cost basis and adjusted for any other than temporary impairment in value. No impairment was recorded in 2000.

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

    The Company has historically evaluated its operations in two product segments: Measuring and Inspection Instruments and Machine Components and Accessories. In December, 2000, the Company discontinued the operations of its Machine Components and Accessories segment leaving one principal operating segment Measuring and Inspection Instruments.

    Sales to unaffiliated customers in foreign countries outside of the United States represented approximately 18% and 22% of net sales for fiscal 2000 and 1999, respectively. The Company's export sales are denominated in U.S. dollars. These sales are as follows:

Year Ended December 31,	USA	Canada	Europe	Asia	Total
2000	$11,071,000	$1,822,000	$2,698,000	$2,775,000	$18,366,000
1999	$7,209,000	$1,615,000	$1,135,000	$1,524,000	$11,483,000

    The Company's long-lived assets consist of property, plant and equipment located in the following geographic locations:

Year Ended December 31,	USA	Canada	Europe	Asia	Total
2000	$5,200,000	$2,763,000	$343,000	$32,000	$8,338,000
1999	$2,718,000	$337,000	0	$30,000	$3,085,000

 PART III.
ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Information

    The table below sets forth summary compensation information for the last three completed fiscal years ended December 31, 2000, 1999 and 1998, with respect to the Chief Executive Officer and the other four most highly compensated executive officers (the "Named Executive Officers").

	Annual Compensation						Long-Term Compensation
Name and Position	Year	Salary (1)		Bonus		Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options (2)	All Other Compensation
Mark W. Blodgett Chairman and Chief Executive Officer	2000 1999 1998	$ $ $	381,456 201,073 276,790	$	— — —	— — —	— — —	360,000 320,000(3 70,000)	$ $ $	2,295(8 1,350(8 108,992	) )
Alain Beauregard(4) President, Chief Technology Officer and Director	2000 1999 1998	$ $ $	177,808 103,860 69,719	$ $ $	— 15,390 11,725	— — —	— — —	76,000 36,000 —	$	— — —
Luc Many(5) Senior Vice President — Sales and Marketing Illumination Products Group	2000 1999 1998	$ $ $	161,830 103,860 69,719	$ $ $	— 15,390 11,725	— — —	— — —	48,000 28,000 —	$ $ $	— — —
George A. Fryburg Executive Vice President and Chief Operating Officer	2000 1999 1998	$ $ $	142,734 108,627 108,625	$ $	— 500 —	— — —	— — —	84,800 56,800(6 32,000)	$ $ $	2,551(8 1,853(8 479	) )
Gary B. Godin(7) Executive Vice President, Chief Financial Officer and Treasurer	2000 1999 1998	$ $	141,674 110,577 —	$ $	— 12,500 —	— — —	— — —	100,000 80,000 —	$ $ $	2,275(8 613(8 —	) )

(1)
Salary includes amounts, if any, deferred pursuant to the Company's 401(k) Plan.

(2)
All amounts shown are adjusted for the two-for-one stock split on July 31, 2000.

(3)
On December 11, 1999, the Company terminated options granting Mr. Blodgett the right to purchase (i) 42,534 shares of the Company's common stock, originally granted on May 11, 1994 at an exercise price of $7.25 per share, (ii) 20,000 shares of the Company's common stock, originally granted on April 1, 1996 at an exercise price of $6.00 per share, (iii) 20,000 shares of the Company's common stock, originally granted on April 1, 1997 at an exercise price of $5.38 per share and (iv) 35,000 shares of the Company's common stock, originally granted on May 5, 1998 at an exercise price of $3.56 per share.

(4)
Alain Beauregard became an employee of the Company on May 14, 1998.

(5)
Luc Many became an employee of the Company on May 14, 1998. Before October 2000, Mr. Many served as General Manager of the Company's Lasiris Division.

(6)
On December 11, 1999, the Company terminated options granting Mr. Fryburg the right to purchase (i) 5,000 shares of the Company's common stock, originally granted on May 19, 1997 at an exercise price of $5.25 per share and (ii) 8,000 shares of the Company's common stock, originally granted on May 5, 1998 at an exercise price of $3.56 per share.

(7)
Mr. Godin became an employee of the Company on February 8, 1999.

(8)
Amounts reported represent Company contributions to a defined contribution plan.

Option Grants in Last Fiscal Year

    The table below sets forth grants of options to purchase shares of common stock pursuant to the 1996 Stock Option Plan made during the last completed fiscal year to the Named Executive Officers:

Name	Number of Securities Underlying Options	Percent of Total Options Granted to Employees	Exercise Price	Expiration Date
Mark W. Blodgett	40,000	7.1%	$4.159	2/1/2010
Alain Beauregard	40,000	7.1%	$3.781	2/1/2010
Gary B. Godin	20,000	3.5%	$3.781	2/1/2010
George A. Fryburg	28,000	4.9%	$3.781	2/1/2010
Luc Many	20,000	3.5%	$3.781	2/1/2010

Option Exercises and Year-End Option Values

    The table below sets forth the number of unexercised options held at December 31, 2000 and the value of the unexercised in-the-money options held as of such date for each of the Named Executive Officers.

	Number of Securities Underlying Unexercised Options at Fiscal Year-End
			Value of Unexercised In-The-Money Options at Fiscal Year-End (1)
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Mark W. Blodgett	—	360,000	—	$4,004,000
Alain Beauregard	—	76,000	—	$760,000
Gary B. Godin	—	100,000	—	$1,108,000
George A. Fryburg	16,000	68,800	$184,000	$712,000
Luc Many	—	48,000	—	$496,000

(1)
These values have been calculated based upon the closing sale price of the Company's common stock reported on the Nasdaq National Market on December 29, 2000.

Contracts With Executive Officers

    The Company has no plan or arrangement with respect to the compensation of its executive officers that would be payable upon the resignation, retirement or any other termination of any executive officer's employment with the Company or its subsidiaries or in connection with a change of control of the Company or any subsidiary of the Company or a change in the executive officer's responsibilities following a change in control, other than as described below. Under the 1996 Stock Option Plan, in the event of a change of control, as defined in that plan, the Board of Directors, in its discretion, may provide for substitution or adjustments of outstanding options granted under that plan, or may terminate all unexercised options granted under that plan with or without payment of cash consideration. In addition, certain options granted to outside Directors of the Company vest in full upon such a change of control. Under the 2000 Stock Option and Incentive Plan, upon a sale event, as defined in that plan, all options not previously exercisable become fully exercisable as of the effective time of the sale event.

    Alain Beauregard and the Company are party to an employment agreement dated May 13, 1998 providing for the employment of Mr. Beauregard as President and Chief Executive Officer of

StockerYale Canada (formerly Lasiris, Inc.) The initial term of the agreement is three years, with automatic one-year extensions thereafter. If the Company elects not to renew the agreement at any time, Mr. Beauregard will become entitled to receive a lump-sum payment equal to his annual salary then in effect.

    While employed by StockerYale Canada, Mr. Beauregard is entitled to a salary, an annual bonus, all regular benefits provided to employees of StockerYale Canada, and certain other benefits set forth in the agreement. If Mr. Beauregard is terminated without cause at any time, he will become entitled to a lump-sum severance payment equal to the greater of (a) his remaining salary under the term of the agreement and (b) his annualized salary in effect at the time of termination. Also upon such termination without cause, Mr. Beauregard is entitled to receive all regular medical and dental benefits then in effect for a period of one year following termination. Mr. Beauregard has also agreed to certain confidentiality and non-competition and non-solicitation provisions, which apply during the term of his employment and for a minimum of one year thereafter.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Mark W. Blodgett, Chairman of the Board of Directors and Chief Executive Officer of the Company, is the son of Lawrence W. Blodgett, a Director of the Company.

    In December 1998, Mark W. Blodgett guaranteed a loan of $2,500,000 made by Fleet Bank and a second loan of $750,000 made by Danvers Savings Bank to the Company. As compensation for the guarantee of indebtedness, the Company issued 201,816 shares (after taking into account the Company's two-for-one stock split) of its common stock to Mr. Blodgett.

    In January 1999, Mark W. Blodgett loaned the Company $200,000. In exchange for the cancellation of this debt, the Company issued 246,154 shares (after taking into account the Company's two-for-one stock split) of its common stock to Mr. Blodgett (such number of shares being determined based on the fair market value of the common stock).

ITEM 13. EXHIBITS, LISTS, AND REPORTS ON FORM 8-K

    (a) The following is a complete list of Exhibits filed as part of this Form 10-KSB.

Exhibit Number		Description
3.1	**	Amended and Restated Articles of Organization of StockerYale, Inc.
3.2		Amended and Restated Bylaws of StockerYale, Inc., incorporated by reference to Exhibit 3.2 of StockerYale, Inc.'s Form 10-SB, as amended, filed on November 2, 1995.
4.1		Escrow Agreement by and among StockerYale, Inc. and the parties named therein, incorporated by reference to Exhibit 4.1 of StockerYale, Inc.'s Form 10-SB, as amended, filed on November 2, 1995.
4.2		Subordinated Note & Warrant Purchase Agreements, incorporated by reference to Exhibit 10.7 of StockerYale's Form 10-SB, as amended, filed on November 2, 1995.
10.1	(a)
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
Agreement between University College Cork — National University of Ireland, Cork and StockerYale, Inc., incorporated by reference to Exhibit 2.2 of StockerYale, Inc.'s Form 8-K, filed on June 30, 2000.
10.2	(c)	Agreement between Anne Kelly and StockerYale, Inc., incorporated by reference to Exhibit 2.3 of StockerYale, Inc.'s Form 8-K, filed on June 30, 2000.
10.2	(d)	Agreement between Gerard Conlon and StockerYale, Inc., incorporated by reference to Exhibit 2.4 of StockerYale, Inc.'s Form 8-K, filed on June 30, 2000.
10.2	(e)	Agreement between Enterprise Ireland and StockerYale, Inc., incorporated by reference to Exhibit 2.5 of StockerYale, Inc.'s Form 8-K, filed on June 30, 2000.
10.2	(f)
Deed of Tax Indemnity by and among StockerYale, Inc., CorkOpt Ltd., W.M. Kelly, Gary Duffy and Thomas Meade., incorporated by reference to Exhibit 2.6 of StockerYale, Inc.'s Form 8-K, filed on June 30, 2000.
10.2	(g)	Deed of Indemnity by Liam Kelly in favor of CorkOpt Ltd. And StockerYale, Inc., incorporated by reference to Exhibit 2.7 of StockerYale, Inc.'s Form 8-K, filed on June 30, 2000.

10.2	(h)	Employment Agreement between CorkOpt Ltd. And W.M. Kelly., incorporated by reference to Exhibit 10.1 of StockerYale, Inc.'s Form 8-K, filed on June 30, 2000.
10.2	(i)	Assignment of certain inventions by William Kelly to CorkOpt Ltd., incorporated by reference to Exhibit 10.2 of StockerYale, Inc.'s Form 8-K, filed on June 30, 2000.
10.2	(j)	License Agreement between William Kelly and CorkOpt Ltd., incorporated by reference to Exhibit 10.2 of StockerYale, Inc.'s Form 8-K, filed on June 30, 2000.
10.3	(a)	2000 Stock Option and Incentive Plan, incorporated by reference to Annex B of the Proxy Statement for the 2000 Annual Meeting of Stockholders, filed on April 25, 2000.
10.3	(b)**	Form of Incentive Stock Option Agreement for employees under the 2000 Stock Option and Incentive Plan.
10.3	(c)**	Form of Nonqualified Stock Option Agreement for employees under the 2000 Stock Option and Incentive Plan.
10.3	(d)**	Form of Nonqualified Stock Option Agreement for Outside Directors under the 2000 Stock Option and Incentive Plan.
10.4	(a)	2000 Employee Stock Purchase Plan, incorporated by reference to Annex A of the Proxy Statement for the 2000 Annual Meeting of Stockholders, filed on April 25, 2000.
10.5	(a)**	Subscription Agreement, dated November 17, 2000, between StockerYale, Inc. and Optune Technologies, Inc.
10.5	(b)**	Stockholders Agreement, dated November 17, 2000, by and among Optune Technologies, Inc., StockerYale, Inc. and Nicolae Miron.
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
10.10		1995 Senior Management Profit Sharing Plan, incorporated by reference to Exhibit 10.10 of StockerYale, Inc.'s Form 10-SB, as amended, filed on November 2, 1995.
10.12		1995 Employee Stock Bonus Plan, incorporated by reference to Exhibit 10.12 of StockerYale, Inc.'s Form 10-SB, as amended, filed on November 2, 1995.
10.13	(a)	1996 Stock Option and Incentive Plan, incorporated by reference to Exhibit A of StockerYale, Inc.'s Proxy Statement for the 1996 Annual Meeting of Stockholders, filed on April 3, 1996.
10.13	(b)
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
10.15	(a)
Promissory Note, due May 13, 1999, issued by the Company to Danvers Savings Bank, incorporated by reference to Exhibit 10.15(a) of StockerYale, Inc.'s Form 10-QSB, as amended, for the fiscal quarter ended June 30, 1998.
10.16	(a)
Voting, Support and Exchange Agreement between Lasiris Holding, Inc., StockerYale, Inc., Inc. and the stockholders' of Lasiris, Inc. and certain other parties named therein, dated May 13, 1998, incorporated by reference to Exhibit 10.16(a) of StockerYale, Inc.'s Form 10-QSB, as amended, for the fiscal quarter ended June 30, 1998.
10.16	(b)
Employment Agreement by and among Lasiris, Inc., StockerYale, Inc., Inc. and Alain Beauregard, dated as of May 13, 1998, incorporated by reference to Exhibit 10.16(b) of StockerYale, Inc.'s Form 10-QSB, as amended, for the fiscal quarter ended June 30, 1998.
10.16	(c)
Employment Agreement by and among Lasiris, Inc., StockerYale, Inc., Inc. and Luc Many, dated as of May 13, 1998, incorporated by reference to Exhibit 10.16(c) of StockerYale, Inc.'s Form 10-QSB, as amended, for the fiscal quarter ended June 30, 1998.
10.16	(d)	Lasiris, Inc. Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.16(d) of StockerYale, Inc.'s Form 10-QSB, as amended, for the fiscal quarter ended June 30, 1998.
10.17	(a)
Credit Agreement, dated as of May 13, 1998, by and between Toronto-Dominion Bank and Lasiris, Inc., incorporated by reference to Exhibit 10.17(a) of StockerYale, Inc.'s Form 10-QSB, as amended, for the fiscal quarter ended June 30, 1998.
10.17	(b)
Guarantee and Postponement of Claim, dated as of May 13, 1998, by StockerYale, Inc., incorporated by reference to Exhibit 10.17(b) of StockerYale, Inc.'s Form 10-QSB, as amended, for the fiscal quarter ended June 30, 1998.
**21.1		Subsidiaries of the Company
**23.1		Consent of Arthur Andersen LLP

**
Previously filed.

    (b) Reports on Form 8-K

    The Company filed a report on Form 8-K on October 23, 2000 to report the completion of a private placement of 409,132 shares of its Common Stock.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf, thereunto duly authorized.

STOCKERYALE, INC.
DATE: SEPTEMBER 21, 2001	BY:	/S/ MARK W. BLODGETT Mark W. Blodgett Chairman and Chief Executive Officer

QuickLinks

TABLE OF CONTENTS
PART I ITEM 1. DESCRIPTION OF BUSINESS
ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
STOCKERYALE, INC. AND SUBSIDIARIES Consolidated Balance Sheets
STOCKERYALE, INC. AND SUBSIDIARIES Consolidated Statements of Operations
STOCKERYALE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
STOCKERYALE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
STOCKERYALE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2000
PART III. ITEM 10. EXECUTIVE COMPENSATION
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13. EXHIBITS, LISTS, AND REPORTS ON FORM 8-K
SIGNATURES