Form 10QSB/A
period 2001-06-30
STOCKERYALE INC
filed 2001-09-21
CIK 94538

QuickLinks -- Click here to rapidly navigate through this document

U.S.
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

Commission file number 0-5460

STOCKERYALE, INC.
(Name of small business issuer in its charter)

Massachusetts	04-2114473
(State of other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
32 Hampshire Road
Salem, New Hampshire	03079
(Address of principal executive offices)	(Zip Code)

(603) 893-8778
(Issuer's telephone number)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of July 31, 2001 there were 10,578,236 shares of the issuer's common stock outstanding.

    Transitional Small Business Disclosure Format (check one): Yes / /  No /x/

PART I  FINANCIAL STATEMENTS

Item 1.1  CONSOLIDATED BALANCE SHEETS

STOCKERYALE, INC.

(In thousands)

	June 30, 2001	December 31, 2000
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,266	$12,487
Restricted cash	2,000	500
Accounts receivable, net of reserves of $155,000 and $151,000 in 2001 and 2000, respectively	3,041	2,946
Inventories	6,262	5,196
Prepaid expenses	1,265	587

Total current assets	28,834	21,716

PROPERTY, PLANT AND EQUIPMENT, NET	14,791	8,338
NOTE RECEIVABLE	25	90
GOODWILL, NET OF ACCUMULATED AMORTIZATION	2,582	2,746
IDENTIFIED INTANGIBLE ASSETS, NET	2,503	2,675
LONG-TERM INVESTMENTS	740	250
OTHER ASSETS	66	66
NET ASSETS OF DISCONTINUED OPERATIONS	1,100	1,100

	$50,641	$36,981

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
Current portion of long-term debt	$3,530	$1,328
Accounts payable	1,972	1,636
Accrued expenses	737	1,332
Short-term lease obligation	134	119

Total current liabilities	6,373	4,415

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,657	2,779

OTHER LONG-TERM LIABILITIES	929	929

DEFERRED INCOME TAXES	897	959

STOCKHOLDERS' INVESTMENT:
Common stock, par value $0.001
Authorized—100,000,000
Issued and outstanding—11,187,150 and 9,385,656 at June 30, 2001 and December 31, 2000, respectively	11	9
Paid-in capital	58,206	42,071
Accumulated other comprehensive income (loss)	(126)	(129)
Accumulated deficit	(18,306)	(14,052)

Total stockholders' investment	39,785	27,899

	$50,641	$36,981

PART I  FINANCIAL STATEMENTS

Item 1.2  CONSOLIDATED STATEMENTS OF OPERATIONS

STOCKERYALE, INC.

(In thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET SALES	$3,602	$5,006	$8,529	$8,943
COST OF SALES	2,355	3,089	5,056	5,419

Gross Profit	1,247	1,917	3,473	3,524

SELLING EXPENSES	1,004	433	1,842	858
GENERAL AND ADMINISTRATIVE EXPENSES	2,534	822	3,870	1,411
AMORTIZATION AND GOODWILL EXPENSE	169	121	340	242
CHARGE FOR ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT	—	402	—	402
RESEARCH AND DEVELOPMENT	1,139	275	1,675	504

Total Operating Expenses	4,846	2,053	7,727	3,417

Operating Income/(Loss)	(3,599)	(136)	(4,254)	107
OTHER INCOME/(EXPENSE)	(85)	39	(5)	56
INTEREST INCOME	72	81	230	104
INTEREST EXPENSE	178	121	289	249

Income/(Loss) from Continuing Operations before Income Taxes	(3,790)	(137)	(4,318)	18
PROVISION/(BENEFIT) FOR INCOME TAXES	(158)	113	(64)	132

Income/(Loss) From Continuing Operations	$(3,632)	$(250)	$(4,254)	$(114)

Income/(Loss) From Discontinued Operations	$—	$(145)	$—	$(307)

Net loss	$(3,632)	$(395)	$(4,254)	$(421)

Income/(Loss) per Share from Continuing Operations—Basic and Diluted	$(0.34)	$(0.03)	$(0.43)	$(0.01)
Income/(Loss) per Share from Discontinued Operations—Basic and Diluted	—	$(0.02)	—	$(0.04)

Net Loss per Share—Basic and Diluted	$(0.34)	$(0.05)	$(0.43)	$(0.05)

Weighted Average Common Shares—Basic and Diluted	10,598,939	8,722,936	10,001,750	8,343,342

PART I  FINANCIAL STATEMENTS

Item 1.3  CONSOLIDATED STATEMENTS OF CASH FLOWS

STOCKERYALE, INC.

(In thousands)

	Six Months Ended June 30,
	2001	2000
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,254)	$(421)
Less: net loss on discontinued operations	—	(307)

	$(4,254)	$(114)
Adjustments to reconcile net loss to net cash used in operating activities—
Acquired in Process Research and Development	—	402
Depreciation and amortization	631	429
(Gain)/Loss on disposal of equipment	3	—
Deferred income taxes	(62)	(93)
Other changes in assets and liabilities—
Accounts receivable, net	(95)	(1,134)
Inventories	(1,066)	(558)
Prepaid expenses	(678)	(285)
Accounts payable	336	(855)
Accrued expenses	(595)	175

Net cash provided by (used in) operating activities, continuing operations	(5,780)	(2,033)
Net cash used by operating activities, discontinued operations	—	(413)

Net cash provided by (used in) operating activities	(5,780)	(2,446)
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,739)	(473)
Long term investment	—	(250)
Investment in joint venture	(488)	—
Restricted cash related to line of credit	(1,500)
Business acquired, net of cash acquired	—	(2)

Net cash used in investing activities	(8,727)	(725)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	16,137	8,757
Proceeds from (payments of) bank debt	2,095	(443)
Proceeds from note receivable	65	—

Net cash provided by (used in) financing activities	18,297	8,314

EFFECT OF EXCHANGE RATE ON CHANGES IN CASH	(11)	(91)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	3,779	5,052
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,487	85

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,266	$5,137

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$289	$301

Taxes paid	$—	$74

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

Conversion of subordinated debt to common stock	$—	$1,350

Fair value of shares used for acquisition of CorkOpt Ltd.	$—	$2,194

Liabilities assumed in acquisition	$—	$717

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
	(In thousands)
Net income /(loss)	$(3,632)	$(250)	$(4,254)	$(114)
Other comprehensive income (loss):
Cumulative translation adjustment	(126)	(53)	3	(78)

Comprehensive loss	$(3,758)	$(303)	$(4,251)	$(192)

4.  Joint Ventures

    In October 2000, the Company entered into a research and development joint venture agreement, Optune Technologies, Inc., with Dr. Nicolae Miron, a scientist employed by the Company, to develop a tunable optical filter. In exchange for a 49% ownership interest in Optune Technologies, the Company has committed to fund over a two year period $4.0 million to cover all operating costs of the joint venture including salaries, equipment and facility costs. The Company is recording 100% of the losses associated with the research and development joint venture in the accompanying statement of operations as research and development expense. As of June 30, 2001, the Company has provided approximately $936,000 CDN ($600,000 USD) of funding to the joint venture and recorded approximately $110,000 of research and development expenses related to the operating losses for the six months ended June 30, 2001.

    In April 2001, the Company entered into a research and development joint venture agreement to form Innovative Specialty Optical Fiber Components LLC with Dr. Danny Wong, a scientist employed by the Company, to develop specialty optical fiber products. In exchange for a 60% ownership interest in Innovative Specialty Optical Fiber Components LCC, the Company has committed to fund over a two-year period $7.0 million to cover all operating costs of the joint venture including salaries, equipment and facility costs. Innovative Specialty Optical Fiber Components LLC will be consolidated by the Company and the Company will record 100% of the losses associated with Innovative Specialty Optical Fiber Components LLC as research and development expense in the accompanying statement of operations. As of June 30, 2001, the Company has not provided any funding to the joint venture and the joint venture has not incurred any operating losses.

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

7.  Business Combinations

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

    In June 2001, the Financial Accounting Standards Board also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets." The Company will adopt SFAS No. 142 in fiscal 2002. The provisions of SFAS No. 142 will be applied to all goodwill and other intangible assets recognized in the financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS No. 142 will be reported as resulting from a change in accounting principle.

    The Company has not determined if the adoption of SFAS 141 and SFAS 142 will have a material impact on its financial position or results of operations.

8.  Discontinued Operations

    During 2000, the Company decided to discontinue its machine components and accessories division. On March 6, 2001, the Company signed a letter of intent to sell the net assets of the division for $1.1 million. Accordingly, the Company reported the results of the operations of the machine tool and accessories division and the associated impairment charges as discontinued operations. As of June 30, 2001, the potential buyer has conducted a due diligence review of the division and its assets and the parties have commenced the negotiation of definitive terms and documentation. The Company is not able at this time to predict with any certainty the anticipated closing date for this sale.

9.  Line of Credit

    On May 19, 2001, the Company entered into a credit agreement with Merrill Lynch Financial Services, Inc. providing total borrowing availability up to $6,000,000. Initial proceeds were used to pay off the credit agreement between the Company and Wells Fargo Business Credit, Inc. The new credit facility with Merrill Lynch consists of a line of credit of up to $2,500,000 and a reducing revolver in the amount of $3,500,000. As of June 30, 2001, $1,440,000 was outstanding under the reducing revolver and approximately $4,560,000 was available for additional borrowings. The outstanding principal balance of all advances under this credit facility bears interest at 2.5% over the one month LIBOR rate. Our obligations under this credit facility are secured by substantially all of our assets other than real property along with a pledge of restricted cash in the amount of $2,000,000. These restrictions will lapse when the Company achieves profitability or at such time as no balances are outstanding.

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

    Net sales from our specialized illumination products were $2.7 million in the second quarter of 2001 compared to $3.7 million in the comparable quarter in 2000, a decrease of 27.0% or $1.0 million. The decrease was primarily caused by a reduction in demand due to a general slow-down in the semi-conductor and related industries. The majority of our sales of specialized illumination products are made to companies in these industries who use specialized lighting for industrial inspection and machine vision applications.

    Net sales from our optical sub-component products were $715,000 in the second quarter of 2001 compared to $736,000 in the comparable quarter in 2000, a decrease of 2.9% or $21,000. The decrease was largely due to the shut down of phase mask production in order to complete construction of a state of the art clean room, which will provide improved quality and efficiency in the phase mask manufacturing process. Accordingly, our backlog for phase masks from $1.6 million prior to the shut-down to approximately $2.5 million as of June 30, 2001. At this point, we anticipate filling the orders which comprise the backlog, but we cannot guarantee that certain of these orders will not be canceled. In addition, a general slow-down in the telecommunications industry also contributed to lower than expected sales of our optical sub-component products.

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

Operating Expenses

    Selling expenses were $1.0 million in the three months ended June 30, 2001, or 27.9% of net sales, compared to $433,000 in the comparable quarter in 2000, or 8.6% of net sales. General and administrative expenses were $2.5 million in the second quarter of fiscal 2001, or 70.4% of net sales, compared to $822,000, or 16.4% of net sales in the comparable quarter of fiscal 2000. Selling expenses increased due to the additional staffing and associated expenses related to the specialty optical fiber sales and marketing group of approximately $200,000, and an increase in provision for bad debts of $100,000; the balance of the increase primarily resulted from higher advertising and other marketing related expenses. General and administrative expenses increased primarily due to growth in staffing levels of administrative personnel of approximately $250,000, non-recurring charges relating to legal and professional fees associated with our joint ventures of approximately $200,000, filing fees associated with the increase in authorized shares of $81,000 and moving costs associated with our new Montreal facility of approximately $55,000. Research and development expenses were $1.1 million in the second quarter of fiscal 2001 compared to $275,000 in the comparable quarter of 2000; reflecting our strategy of making significant investments in research and development for our specialty optical fiber and optical sub-component products. The increase in research and development expenses related to our joint ventures was approximately $92,000.

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

    Net sales from our specialized illumination products were $6.3 million in the first six months of 2001 compared to $6.8 million in the comparable period of the prior year, a decrease of 7.7% or $530,000. The decrease was primarily caused by a reduction in demand due to a general slow-down in the semi-conductor and related industries. The majority of our sales of specialized illumination products are made to companies in these industries who use specialized lighting for industrial inspection and machine vision applications.

    Net sales from our optical communication sub-component products were $1.7 million in the first six months of 2001 compared to $1.2 million in the comparable period of the prior year, an increase of 43.2% or $508,000. The increase was primarily due to strong demand for our phase mask products. In order to meet current demand, we have completed construction of a state of the art clean room that will increase production capacity and improve quality.

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

Operating Expenses

    Selling expenses were $1.8 million in the six months ended June 30, 2001, or 21.6% of net sales, compared to $858,000 in the comparable period in fiscal 2000, or 9.6% of net sales. General and administrative expenses were $3.9 million in the first six months of fiscal 2001, or 45.4% of net sales, compared to $1.4 million, or 15.8% of net sales in the comparable period of fiscal 2000. Selling expenses increased due to the additional staffing and associated expenses related to the specialty optical fiber sales and marketing group of approximately $260,000 and an increase in provision for bad debts of $150,000; the balance of the increase primarily resulted from higher advertising, travel and other marketing related expenses. General and administrative expenses increased primarily due to growth in staffing levels of administrative personnel of approximately $450,000, charges relating to legal and professional fees associated with our joint ventures and other transactions of approximately $600,000, filing fees associated with the increase in authorized shares of $81,000 and moving costs associated with our new Montreal facility of approximately $55,000. Research and development expenses were $1.7 million in the first six months of fiscal 2001 compared to $504,000 in the comparable period of fiscal 2000, reflecting our strategy of making significant investments in research and development for our specialty optical fiber and optical sub-component products. The increase in research and development expenses related to our joint ventures was approximately $110,000.

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

Liquidity and Capital Resources

    On May 31, 2001, the Company completed a private placement of 1,700,000 shares of common stock at a price of $10.25 per share with net proceeds of approximately $16.1 million. We intend to use the proceeds of this private placement to partially fund operating losses, capital expenditures related to the expansion of our facilities (described in greater detail below), fund our obligations to joint ventures and for general working capital purposes. For the six months ended June 30, 2001, cash and cash equivalents increased $3.8 million. Cash used in operating activities was $5.8 million in the first six months of fiscal 2001, which primarily resulted from an operating loss of $4.3 million and an increase in inventories of $1.1 million, which was partially offset by depreciation and amortization and changes in working capital to fund our continued strategic investment in specialty optical fiber and optical sub-components.

    Due to declines in the semi-conductor and related industries and in the telecommunication industry, some of our customers postponed the delivery dates for their orders, resulting in an increase in our inventory. Currently, we do not anticipate that these delayed orders will be canceled but we cannot guarantee that such customers will not cancel a portion of these orders. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan and reduces the carrying cost of inventory to the lower of cost or market.

    Cash of $18.3 million was provided by financing activities, primarily due to the receipt of $16.1 million from the sale of common stock in the above private placement and net proceeds from bank debt of $2.1 million. Cash used in investing activities was $8.7 million in the six months ended June 30, 2001; primarily resulting from the purchase of production and development equipment and facility expansion and increased restricted cash related to the line of credit.

    As part of our strategic plan to expand our specialty optical fiber production capabilities, we have begun the construction of a 14,000 square foot addition to our existing Salem facility. This building will be used for research and development of specialty optical fiber and optical sub-components, and will house equipment such as MCVD systems, drawing towers and other optical measuring equipment. We anticipate that the project will cost approximately $7 million, which will need to be funded within the next twelve months. We believe that we will be able to finance a significant portion of this project through long-term financing arrangements, although we can have no assurance at this time as to the availability and terms of any such financing.

    On May 19, 2001, we entered into a credit agreement with Merrill Lynch Financial Services, Inc. providing total borrowing availability up to $6,000,000. Initial proceeds were used to pay off the credit agreement between us and Wells Fargo Business Credit, Inc. The new credit facility with Merrill Lynch consists of a line of credit of up to $2,500,000 and a reducing revolver in the amount of $3,500,000. As of June 30, 2001, $1,440,000 was outstanding under the reducing revolver and approximately $4,560,000 was available for additional borrowings. The outstanding principal balance of all advances under this credit facility bears interest at 2.5% over the one month LIBOR rate. Our obligations under this credit facility are secured by substantially all of our assets other than real property along with a pledge of restricted cash in the amount of $2,000,000. These restrictions will lapse when we achieve profitability or at such time as no balance is outstanding.

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

    From time to time, we explore possible acquisitions of companies or product lines and investments in joint ventures with third parties that we believe will fit with our strategic plan and complement our existing product lines. On October 12, 2000, we entered into a joint venture with Dr. Nicolae Miron and formed Optune Technologies, Inc., a Quebec corporation, to develop a new class of tunable optical filters. Under the terms of this joint venture arrangement, we own a 49% equity interest in Optune and we agreed to contribute an aggregate of $4,000,000 to be made over a two year period pursuant to a fixed schedule. Of this $4,000,000 commitment, we currently anticipate funding $1.3 million within the next twelve months and $2.1 million over the following twelve months. On April 25, 2001, we formed a limited liability company with Dr. Danny Wong called Innovative Specialty Optical Fiber Components LLC, which will pursue the research and development of new products and technologies involving specialty optical fiber for telecommunication applications. Under the terms of our agreement, we acquired a 60% equity interest in the entity and agreed to contribute up to $7,000,000 in financing. We currently anticipate funding approximately $2.2 million of this commitment over the next twelve months and $4.8 million over the following twelve months. These arrangements will require us to fund a significant amount of research and development costs at both joint ventures, which may require us to obtain additional financing through the future issuance of equity or debt securities or future borrowings.

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

STOCKERYALE, INC.
September 21, 2001	/s/ MARK W. BLODGETT Mark W. Blodgett, Chairman and Chief Executive Officer

QuickLinks

PART I FINANCIAL STATEMENTS Item 1.1 CONSOLIDATED BALANCE SHEETS STOCKERYALE, INC. (In thousands)
PART I FINANCIAL STATEMENTS Item 1.2 CONSOLIDATED STATEMENTS OF OPERATIONS STOCKERYALE, INC. (In thousands except per share data)
Item 1.3 CONSOLIDATED STATEMENTS OF CASH FLOWS
PART 1. FINANCIAL STATEMENTS (CONTINUED)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS
SIGNATURES