Form 10KSB/A
period 2000-12-31
STOCKERYALE INC
filed 2001-10-11
CIK 94538

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB/A-2
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

TABLE OF CONTENTS

Page
PART III.	2
ITEM 10. EXECUTIVE COMPENSATION	2
SIGNATURES	5

1

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

	Annual Compensation						Long-Term Compensation
Name and Position	Year	Salary (1)		Bonus		Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options (2)	All Other Compensation
Mark W. Blodgett Chairman and Chief Executive Officer	2000 1999 1998	$ $ $	381,456 201,073 276,790	$	— — —	— — —	— — —	40,000 250,000 70,000	$ $ $	2,295(8 1,350(8 108,992	) )
Alain Beauregard(4) President, Chief Technology Officer and Director	2000 1999 1998	$ $ $	177,808 103,860 69,719	$ $ $	— 15,390 11,725	— — —	— — —	40,000 36,000 —	$	— — —
Luc Many(5) Senior Vice President — Sales and Marketing Illumination Products Group	2000 1999 1998	$ $ $	161,830 103,860 69,719	$ $ $	— 15,390 11,725	— — —	— — —	20,000 28,000 —	$ $ $	— — —
George A. Fryburg Executive Vice President and Chief Operating Officer	2000 1999 1998	$ $ $	142,734 108,627 108,625	$ $	— 500 —	— — —	— — —	28,000 24,800(6 32,000)	$ $ $	2,551(8 1,853(8 479	) )
Gary B. Godin(7) Executive Vice President, Chief Financial Officer and Treasurer	2000 1999 1998	$ $	141,674 110,577 —	$ $	— 12,500 —	— — —	— — —	20,000 80,000 —	$ $ $	2,275(8 613(8 —	) )

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

STOCKERYALE, INC.
DATE: OCTOBER 10, 2001	BY:	/S/ MARK W. BLODGETT Mark W. Blodgett Chairman and Chief Executive Officer

QuickLinks

TABLE OF CONTENTS
PART III. ITEM 10. EXECUTIVE COMPENSATION
SIGNATURES