Form 10QSB/A
period 2001-06-30
STOCKERYALE INC
filed 2001-10-11
CIK 94538

QuickLinks -- Click here to rapidly navigate through this document

U.S.
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A-2

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

Operating Expenses

    Selling expenses were $1.0 million in the three months ended June 30, 2001, or 27.9% of net sales, compared to $433,000 in the comparable quarter in 2000, or 8.6% of net sales. General and administrative expenses were $2.5 million in the second quarter of fiscal 2001, or 70.4% of net sales, compared to $822,000, or 16.4% of net sales in the comparable quarter of fiscal 2000. Selling expenses increased due to the additional staffing and associated expenses related to the specialty optical fiber sales and marketing group of approximately $200,000, and an increase in provision for bad debts of $100,000; the balance of the increase primarily resulted from higher advertising and other marketing related expenses. General and administrative expenses increased primarily due to growth in staffing levels of administrative personnel and associated salaries and benefits of approximately $500,000, non-recurring charges of approximately $350,000 relating to legal and professional fees associated with our joint ventures, filing fees associated with the increase in authorized shares and moving costs associated with our new Montreal facility; the balance of the increase, approximately $828,000; primarily resulted from increases in other administrative expenses, including information technology services, investor relations services, insurance and occupancy costs. Research and development expenses were $1.1 million in the second quarter of fiscal 2001 compared to $275,000 in the comparable quarter of 2000; reflecting our strategy of making significant investments in research and development for our specialty optical fiber and optical sub-component products. The increase in research and development expenses related to our joint ventures was approximately $92,000.

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

Operating Expenses

    Selling expenses were $1.8 million in the six months ended June 30, 2001, or 21.6% of net sales, compared to $858,000 in the comparable period in fiscal 2000, or 9.6% of net sales. General and administrative expenses were $3.9 million in the first six months of fiscal 2001, or 45.4% of net sales, compared to $1.4 million, or 15.8% of net sales in the comparable period of fiscal 2000. Selling expenses increased due to the additional staffing and associated expenses related to the specialty optical fiber sales and marketing group of approximately $260,000 and an increase in provision for bad debts of $150,000; the balance of the increase primarily resulted from higher advertising, travel and other marketing related expenses. General and administrative expenses increased primarily due to growth in staffing levels of administrative personnel and associated salaries and benefits of approximately $955,000, non-recurring charges of approximately $500,000 relating to legal and professional fees associated with our joint ventures and other transactions, filing fees associated with the increase in authorized shares and moving costs associated with our new Montreal facility; the balance of the increase, approximately $1,045,000, primarily resulted from increases in other administrative expenses, including information technology services, investor relations services, insurance and occupancy costs. Research and development expenses were $1.7 million in the first six months of fiscal 2001 compared to $504,000 in the comparable period of fiscal 2000, reflecting our strategy of making significant investments in research and development for our specialty optical fiber and optical sub-component products. The increase in research and development expenses related to our joint ventures was approximately $110,000.

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

7

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

STOCKERYALE, INC.
October 10, 2001	/s/ MARK W. BLODGETT Mark W. Blodgett, Chairman and Chief Executive Officer

QuickLinks

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS
SIGNATURES