Form 10QSB
period 2001-09-30
STOCKERYALE INC
filed 2001-11-14
CIK 94538

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

Commission file number 0-5460

STOCKERYALE, INC.

(Name of small business issuer in its charter)

Massachusetts	04-2114473
(State of other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

32 Hampshire Road
Salem, New Hampshire	03079
(Address of principal executive offices)	(Zip Code)

(603) 893-8778

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days.    ☒Yes   ☐    No

As of October 31, 2001 there were 10,735,460 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):  ☐    Yes     ☒    No

PART I FINANCIAL STATEMENTS

    Item 1.1  CONSOLIDATED BALANCE SHEETS

STOCKERYALE, INC.

(In thousands)

                                                                                     Assets

	September 30, 2001	December 31, 2000
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$9,569	$12,487
Restricted cash	2,000	500
Accounts receivable, net of reserves of $100,000 and $151,000 in 2001 and 2000 respectively	2,728	2,946
Inventories	6,457	5,196
Prepaid expenses and other current assets	1,729	587

Total current assets	22,483	21,716

Property, Plant and Equipment, net	20,817	8,338
Notes Receivable	275	90
Goodwill, net of accumulated amortization	2,501	2,746
Identified intangible assets, net	2,462	2,675
Long-Term Investments	632	250
Other Assets	66	66
Net Assets of Discontinued Operations	-	1,100
	$49,236	$36,981

Liabilities and Stockholders’ Investment

Current Liabilities:

Current portion of long-term debt	$1,895	$1,328
Accounts payable	6,495	1,636
Accrued expenses	685	1,332
Short-term lease obligation	103	119

Total current liabilities	9,178	4,415

Long-Term Debt and Capital Lease Obligations	2,630	2,779

Other Long-Term Liabilities	929	929

Deferred Income Taxes	864	959

Stockholders’ Investment:
Common stock, par value $0.001
Authorized—100,000,000
Issued and outstanding— 11,365,025 and 9,385,656 at September 30, 2001 and December 31, 2000, respectively	11	9
Paid-in capital	58,375	42,071
Accumulated other comprehensive loss	(385)	(129)
Accumulated deficit	(22,366)	(14,052)
Total stockholders’ investment	35,635	27,899

	$49,236	$36,981

PART I FINANCIAL STATEMENTS

Item 1.2     CONSOLIDATED STATEMENTS OF OPERATIONS

STOCKERYALE, INC.

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Net Sales	$3,663	$5,047	$12,183	$13,990

Cost of Sales	2,692	3,017	7,723	8,436

Gross profit	971	2,030	4,460	5,554

Selling Expenses	1,178	542	3,122	1,401
General and Administrative Expenses	2,226	910	5,997	2,321
Amortization and Goodwill Expense	171	170	509	411
Charge for Acquired In-Process Research and Development	-	-	-	402
Research and Development	1,293	336	2,986	839
Total Operating Expenses	4,868	1,958	12,614	5,374

Operating income/(loss)	(3,897)	72	(8,154)	180

Other Income	67	41	63	98
Interest Income	155	60	385	163
Interest Expense	224	116	513	365

Income/(Loss) from Continuing Operations before Income Taxes	(3,899)	57	(8,219)	76

Provision /(Benefit) for INCOME TAXES	(30)	57	(96)	189

Loss From Continuing Operations	$(3,869)	$-	$(8,123)	$(113)

Loss on Disposal of Discontinued Operations	$(191)	$(58)	$(191)	$(365)

Net loss	$(4,060)	$(58)	$(8,314)	$(478)

Loss per Share from Continuing Operations-Basic and Diluted	$(0.34)	$-	$(0.78)	$(0.02)

Loss per Share from Discontinued Operations-Basic and Diluted	$(0.02)	$(0.01)	$(0.02)	$(0.04)

Net Loss per Share-Basic and Diluted	$(0.36)	$(0.01)	$(0.80)	$(0.06)

Weighted Average Common Shares-Basic and Diluted	11,336,592	8,826,524	10,446,697	8,502,180

PART I  FINANCIAL STATEMENTS

Item 1.3       CONSOLIDATED STATEMENTS OF CASH FLOWS

STOCKERYALE, INC.

(In thousands)

	Nine Months Ended September 30,
	2001	2000
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,314)	$(478)
Less: net loss on disposal of discontinued operations	(191)	(365)
	(8,123)	(113)
Adjustments to reconcile net loss to net cash used in/provided by operating activities-
Charge for acquired in-process research and development	-	402
Depreciation and amortization	1,336	717
Deferred income taxes	(95)	(150)
Other changes in assets and liabilities
Accounts receivable, net	218	(992)
Inventories	(1,261)	(315)
Prepaid expenses and other current expenses	(1,142)	(1,211)
Accounts payable	4,859	(1,472)
Accrued expenses	(647)	140
Net cash used in operating activities, continuing operations	(4,855)	(2,994)
Net cash used in operating activities, discontinued operations	-	(735)
Net cash used in operating activities	(4,855)	(3,729)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(13,357)	(1,060)
Long term investment	-	(250)
Investment in joint venture	(382)	-
Net proceeds from sale of discontinued operations	659	-
Restricted cash related to line of credit	(1,500)	(500)
Business acquired, net of cash acquired	-	(2)
Net cash used in investing activities	(14,580)	(1,812)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	16,306	8,761
Payment on notes receivable	65	-
Payments of bank debt	402	(1,138)
Net cash provided by financing activities	16,773	7,623

exhange rate effects on cash	(256)	(129)

Net Increase/(Decrease) in Cash and Cash Equivalents	(2,918)	1,953

Cash and Cash Equivalents, beginning OF PERIOD	12,487	85
Cash and Cash Equivalents, end of period	$9,569	$2,038

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$513	$448
Cash paid for taxes	$-	$42

Supplemental Disclosure OF NONCASH Investing Activities:
Note receivable received as proceeds from discontinued operations	$250	$-

Supplemental Disclosure OF NONCASH Financing Activities:
Conversion of subordinated debt to common stock	$-	$1,350
Fair value of shares used for acquisition of CorkOpt Ltd.	$-	$2,194
Liabilities assumed in acquisition	$-	$717

Notes to Financial Statements

1.     Basis of Presentation

The interim consolidated financial statements presented have been prepared by StockerYale, Inc. (the “Company”) without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the Company’s results of operations for the three and nine months ended September 30, 2001 and 2000, (b) the Company’s financial position at September 30, 2001, and (c) the Company’s cash flows for the nine month periods ended September 30, 2001 and 2000.  These interim results are not necessarily indicative of results for a full year or any other period.

The consolidated balance sheet presented as of December 31, 2000, has been derived from the consolidated financial statements that have been audited by the Company’s independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

2.     Earnings per Share

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic and diluted net loss per common share for the three and nine months ended September 30, 2001 and 2000 is calculated by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share excludes the effect of stock options and warrants of 2,259,091 shares in 2001 and 1,244,500 shares in 2000 because to include such shares would have been antidilutive.

3.      Comprehensive Income/(Loss)

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive loss is as follows:

                                                                                          (In thousands)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2001	Sept. 30, 2000	Sept. 30 , 2001	Sept. 30 , 2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(4,060)	$(58)	$(8,314)	$(478)
Other comprehensive loss:
Cumulative translation adjustment	(259)	(178)	(256)	(160)
Comprehensive loss	$(4,319)	$(236)	$(8,570)	$(638)

4.      Joint Ventures

In October 2000, the Company entered into a research and development joint venture agreement, Optune Technologies, Inc., with Dr. Nicolae Miron, a scientist employed by the Company, to develop a tunable optical filter. In exchange for a 49% ownership interest in Optune Technologies, the Company has committed to fund up to $4.0 million over a two year period to cover all operating costs of the joint venture including salaries, equipment and facility costs. The Company is recording 100% of the losses associated with the research and development joint venture in the accompanying statement of operations as research and development expense. As of September 30, 2001, the Company has provided approximately $930,000 CDN ($600,000 USD) of funding to the joint venture and recorded approximately $218,000 of research and development expenses related to the operating losses incurred for the nine months ended September 30, 2001.

In April 2001, the Company entered into a research and development joint venture agreement to form Innovative Specialty Optical Fiber Components LLC with Dr. Danny Wong, a scientist employed by the Company, to develop specialty optical fiber products. In exchange for a 60% ownership interest in Innovative Specialty Optical Fiber Components LLC, the Company has committed to fund up to $7.0 million over a two-year period to cover all operating costs of the joint venture including salaries, equipment and facility costs.  Innovative Specialty Optical Fiber Components LLC will be consolidated by the Company and the Company will record 100% of the losses associated with Innovative Specialty Optical Fiber Components LLC as research and development expense in the accompanying statement of operations. As of September 30, 2001, the Company has not provided any funding to the joint venture and the joint venture has not incurred any operating losses.

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

7.     Business Combinations

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires that all business combinations in the scope of this Statement are to be accounted for using one method, the purchase method.  SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

In June 2001, the Financial Accounting Standards Board also issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets.  It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets.” The Company will adopt SFAS No. 142 in fiscal 2002. The provisions of SFAS No. 142 will be applied to all goodwill and other intangible assets recognized in the financial statements at that date.  Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS No. 142 will be reported as resulting from a change in accounting principle.

The Company has not determined if the adoption of SFAS 141 and SFAS 142 will have a material impact on its financial position or results of operations.

8.     Discontinued Operations

During 2000, the Company decided to discontinue its machine components and accessories division.  On March 6, 2001, the Company signed a letter of intent to sell the net assets of the division for $1.1 million.  Accordingly, the Company reported the results of the operations of the machine tool and accessories division and the associated impairment charges as discontinued operations. On September 20, 2001 the Company completed the sale of this division and recorded a loss of $191,000. The loss was a result of the Company paying the remaining lease obligations on equipment that was included in the net assets of the discontinued operations.

9.     Line of Credit

On May 19, 2001, the Company entered into a credit agreement with Merrill Lynch Financial Services, Inc. providing total borrowing availability up to $6,000,000. Initial proceeds were used to pay off the credit agreement between the Company and Wells Fargo Business Credit, Inc. The new credit facility with Merrill Lynch consists of a line of credit of up to $2,500,000 and a reducing revolver in the amount of $3,500,000. As of September 30, 2001, $1,462,000 was outstanding under the reducing revolver and approximately $4,538,000 was available for additional borrowings. The outstanding principal balance of all advances under this credit facility bears interest at 2.5% over the one month LIBOR rate. The obligations under this credit facility are secured by substantially all of the Company’s assets, excluding real property, as well as a pledge of restricted cash in the amount of $2,000,000. These restrictions will lapse when the Company achieves profitability or at such time as no balances are outstanding.

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

Comparison of Fiscal Quarters Ended September 30, 2001 and 2000

Net Sales

Net sales were $3,663,000 in the three months ended September 30, 2001 compared to $5,047,000 in the third fiscal quarter of 2000, a decrease of 27.4% or $1,384,000.

Net sales from the Company’s specialized illumination products were $2,247,000 in the third quarter of 2001 compared to $3,684,000 in the comparable quarter in 2000, a decrease of 39.0% or $1,437,000. The decrease was primarily caused by a reduction in demand due to a general slow down in the semi-conductor and related industries. The majority of the Company’s sales of specialized illumination products are made to companies in these industries who use specialized lighting for industrial inspection and machine vision applications.

Net sales from the Company’s optical sub-component products were $1,188,000 in the third quarter of 2001 compared to $784,000 in the comparable quarter in 2000, an increase of 51.5% or $404,000. The increase was due to increased sales of the Company’s phasemasks products.

Net sales from printer and recorder products decreased from $579,000 in the third quarter of fiscal 2000 to $228,000 in the comparable quarter of fiscal 2001, a decrease of 60.6% or $351,000. As previously disclosed, the Company plans to discontinue these product lines by the end of 2001.

Cost of Sales

Cost of sales were $2,692,000 in the third quarter of fiscal 2001 compared to $3,017,000 in the comparable quarter of fiscal 2000, a decrease of 10.8% or $325,000. The decrease in cost of sales resulted from a decrease in net sales during the same period.

Gross profit was $971,000 in the third quarter of fiscal 2001 compared to $2,030,000 in the comparable quarter of 2000 as a result of decreased net sales. Gross margin decreased from 40.2% in 2000 to 26.6% in 2001. The decrease in gross margin resulted primarily from the decrease in illumination sales and increased unabsorbed manufacturing costs due to the expansion of the Company’s specialty optical fiber and sub-component manufacturing capacity.

Operating Expenses

Selling expenses were $1,178,000 in the three months ended September 30, 2001, or 32.2% of net sales, compared to $542,000 in the comparable quarter in 2000, or 10.7% of net sales. Selling expenses increased due to additional staffing and associated expenses related to the specialty optical fiber sales and marketing group of approximately $215,000 coupled with higher advertising and other marketing related expenses. General and administrative expenses were $2,226,000 in the third quarter of fiscal 2001, or 60.7% of net sales, compared to $910,000 or 18.0% of net sales in the comparable quarter of fiscal 2000. General and administrative expenses increased primarily due to growth in staffing levels of administrative personnel of approximately $281,000 as well as legal and professional fees associated with our joint ventures of approximately $219,000. The balance of the general and administrative increase primarily resulted from incremental spending in other administrative services including information technology services, investor relations, insurances and occupancy costs. Research and development expenses were $1,293,000 in the third quarter of fiscal 2001 compared to $336,000 in the comparable quarter of 2000; reflecting the Company’s strategy of making significant investments in research and development for the Company’s specialty optical fiber and optical sub-component products. The increase in research and development expenses related to the Company’s joint ventures was approximately $104,000.

Interest Expense

Interest expense was $224,000 in the third quarter of fiscal 2001 compared to $116,000 in 2000.  The increase in interest expense resulted primarily from borrowings to fund operating losses and working capital.

Net Income

Net loss for the three months ended September 30, 2001 was $4,060,000 compared to a net loss of $58,000 for the same period in 2000. Net loss from continuing operations for the third quarter of 2001 was $3,869,000 compared to breakeven in the comparable quarter of 2000. Net loss from discontinued operations for the third quarter was $191,000 and $58,000 for 2001 and 2000 respectively. The loss in 2001 was a result of the Company paying the remaining lease obligations on equipment that was included in the net assets of the discontinued operations.

Provision for Income Taxes

The Company recorded a benefit for income taxes of $30,000 in the fiscal quarter ended September 30, 2001 compared to a tax provision of $57,000 in the comparable quarter in 2000. The tax benefit for the current quarter is a result of operating losses generated in Canada which offset a previously recorded tax provision. The tax provision in the comparable quarter is a result of taxable income generated in Canada that could not be used to offset operating losses in the United States.

Comparison of the First Nine Months of Fiscal 2001 and 2000

Net Sales

Net sales were $12,183,000 in the nine months ended September 30, 2001 compared to $13,990,000 in the comparable period of fiscal quarter of 2000, a decrease of 12.9% or $1,807,000.

Net sales from the Company’s specialized illumination products were $8,553,000 in the first nine months of 2001 compared to $10,528,000 in the comparable period of the prior year, a decrease of 18.8% or $1,977,000. The decrease was primarily caused by a reduction in demand due to a general slowdown in the semi-conductor and related industries. The majority of the Company’s sales of specialized illumination products are made to companies in these industries who use specialized lighting for industrial inspection and machine vision applications.

Net sales from the Company’s optical sub-component products were $2,871,000 in the first nine months of 2001 compared to $1,960,000 in the comparable period of the prior year, an increase of 46.5% or $911,000. The increases were largely due to increased sales of the Company’s phase masks products.

Net sales from printer and recorder products decreased from $1,502,000 in the first nine months of fiscal 2000 to $759,000 in the first nine months of fiscal 2001, a decrease of 49.5% or $743,000. As previously disclosed, the Company plans to discontinue these product lines by the end of 2001.

Cost of Sales

Cost of sales was $7,723,000 in the first nine months of fiscal 2001 compared to $8,436,000 in the comparable period of fiscal 2000, a decrease of 8.5% or $713,000. The decrease in cost of sales resulted from a decrease in net sales during the same period.

Gross profit was $4,460,000 in the first nine months of fiscal 2001 compared to $5,554,000 in the comparable period of fiscal 2000. Gross margin decreased from 39.7% in fiscal 2000 to 36.6% in fiscal 2001. Gross margin decreased primarily because of the decrease in illumination sales and increased unabsorbed manufacturing costs related to the expansion of the Company’s specialty optical fiber and sub-component manufacturing capacity.

Operating Expenses

Selling expenses were $3,122,000 in the nine months ended September 30, 2001, or 25.6% of net sales, compared to $1,401,000 in the comparable period in fiscal 2000, or 10.0% of net sales. Selling expenses increased due to additional staffing and associated expenses related to the specialty optical fiber sales and marketing group of approximately $385,000 plus higher advertising and other marketing related expenses. General and administrative expenses were $5,997,000 in the first nine months of fiscal 2001, or 49.2% of net sales, compared to $2,321,000, or 16.6% of net sales in the comparable period of fiscal 2000. General and administrative expenses increased primarily due to growth in staffing levels of administrative personnel of approximately $827,000 as well as legal and professional fees associated with our joint ventures of approximately $720,000. The balance of the general and administrative increase primarily resulted from higher spending for administrative services including information technology services, investor relations, insurances and occupancy costs. Research and development expenses were $2,986,000 in the first nine months of fiscal 2001 compared to $1,241,000 in the comparable period of fiscal 2000. The research and development increase represents the Company’s strategy to invest in the specialty optical fiber and sub-component sector. The increase in research and development expenses related to our joint ventures was approximately $218,000.

Interest Expense

Interest expense was $513,000 in the first nine months of fiscal 2001 compared to $365,000 in 2000. The increase in interest expense resulted primarily from borrowings to fund working capital.

Net Income

Net loss for the nine months ended September 30, 2001 was $8,314,000 compared to a net loss of $478,000 for the same period in 2000. Net loss from continuing operations for the nine months ended September 30, 2001 was $8,123,000 compared to a net loss from continuing operations of $113,000 in the comparable period in 2000. Net loss from discontinued operations was $191,000 and $365,000 for the nine months ended September 30, 2001 and 2000 respectively.

Provision for Income Taxes

The Company recorded a benefit for income taxes of $96,000 in the nine months ended September 30, 2001 compared to a provision of $189,000 in the comparable quarter in 2000. The tax benefit for the current quarter is a result of operating losses generated in Canada which offset a previously recorded tax provisions in prior years. The tax provision in the comparable quarter is a result of taxable income generated in Canada that could not be used to offset operating losses in the United States.

Liquidity and Capital Resources

For the nine months ended September 30, 2001, cash and cash equivalents decreased $2,918,000. Cash used in operating activities was $4,855,000 in the first nine months of fiscal 2001 which primarily resulted from an operating loss of $8,123,000, an increase in pre-paid expenses of $1,142,000 which was partially offset by an increase in accounts payable of $4,859,000 and depreciation and amortization charges of $1,336,000.

Cash of $16,773,000 was provided by financing activities, primarily due to the sale of 1,700,000 shares of common stock at price of $10.25 per share in a May 2001 private placement. Cash used in investing activities was $14,580,000 in the nine months ended September 30, 2001 primarily resulting from purchases of specialty optical fiber and sub-component production and development equipment, facility expansion and an increase in restricted cash required by the Company’s new credit facility. These increases were partially offset by the net proceeds from the sale of the Company’s machine tool and accessories division of $659,000.

On May 19, 2001, the Company entered into a credit agreement with Merrill Lynch Financial Services, Inc. providing total borrowing availability up to $6,000,000. Initial proceeds were used to pay off the credit agreement between the Company and Wells Fargo Business Credit, Inc. The new credit facility with Merrill Lynch consists of a line of credit of up to $2,500,000 and a reducing revolver in the amount of $3,500,000. As of September 30, 2001, $1,462,000 was outstanding under the reducing revolver and approximately $4,538,000 was available for additional borrowings. The outstanding principal balance of all advances under this credit facility bears interest at 2.5% over the one month LIBOR rate. The Company’s obligations under this credit facility are secured by substantially all of the Company’s assets, excluding real property, as well as a pledge of restricted cash in the amount of $2,000,000. These restrictions will lapse when the Company achieves profitability or at such time as no balance is outstanding.

On December 5, 2000, StockerYale Canada amended its credit agreement with Toronto Dominion Bank.  The credit agreement provides for (a) a $2,000,000 CDN operating line of credit; (b) a mortgage loan and (c) various term notes totaling up to $1,049,000 CDN. The line of credit bears interest at 1% over Toronto Dominion’s prime rate, requires monthly payments of interest only, and is payable on demand. As of September 30, 2001,  $3,700,000 CDN ($2,300,000 US) had been borrowed on the line of credit. The mortgage requires monthly principal payments of $10,797 CDN (approximately $7,200 US) plus interest at prime rate plus 0.875% and matures in December 2005. As of September 30, 2001, the outstanding balance on the mortgage was $1,861,778 CDN ($1,179,000 US). The term loans require aggregate monthly principal payments of approximately $25,000 CDN ($16,750 US) plus interest ranging from the prime rate plus 1.25% to 2.0% and mature between May 2002 and December 2005. On September 30, 2001, the outstanding aggregate balance on the term loans was $490,000 CDN ($311,000 US).

The Company’s headquarters in Salem, New Hampshire is subject to a mortgage and note issued to Granite Bank on August 26, 1996 (the “Granite Note”). The Granite Note, in an initial principal amount of $1,500,000 is due August 29, 2011. The Granite Note bears interest at a rate of 7.50% per annum and is reviewed annually in August. The principal and interest are repayable in 180 equal monthly installments. In accordance with the terms of the Granite Note, the Company may prepay amounts outstanding thereunder, in whole or in part, at any time without premium or penalty. As of September 30, 2001, the outstanding balance on the Granite Note was $1,216,000.

On May 20, 1997 the Company entered into an equipment line of credit agreement with Granite Bank to finance capital equipment related to new product development. The line of credit provides that equipment purchases will be converted quarterly into a series of five year notes, not to exceed $500,000 in the aggregate, bearing interest at the bank’s prime rate plus .75%.  As of September 30, 2001, the Company had borrowed $116,000 pursuant to such line of credit.

From time to time, the Company explores possible acquisitions of companies or product lines and investments in joint ventures with third parties that we believe will fit with our strategic plan and complement our existing product lines. On October 12, 2000, the Company entered into a joint venture with Dr. Nicolae Miron and formed Optune Technologies, Inc., a Quebec corporation, to develop a new class of tunable optical filters. Under the terms of this joint venture arrangement, the Company has a 49% equity interest in Optune and the Company agreed to fund up to $4.0 million over a two year period pursuant to a fixed schedule. Of this $4,000,000 commitment, the Company anticipates funding $1.3 million within the next twelve months and $2.1 million over the following twelve months. On April 25, 2001, the Company formed Innovative Specialty Optical Fiber Components LLC, (“ISOFC”) with Dr. Danny Wong. ISOFC will pursue the research and development of new products and technologies involving specialty optical fiber for telecommunication applications. Under the terms of the agreement, the Company acquired a 60% equity interest in the entity and agreed to contribute up to $7,000,000 in financing over a two year period. The Company currently anticipates funding approximately $2.2 million of this commitment over the next twelve months and $4.8 million over the following twelve months. These arrangements will require the Company to fund a significant amount of research and development costs at both joint ventures, which may require the Company to obtain additional financing through the future issuance of equity or debt securities or future borrowings.

Periodically, the Company considers raising additional capital by the issuance of equity securities or debt financing, the proceeds of which may be used, among other things, to fund working capital needs or future acquisitions and joint ventures. Assuming the Company’s borrowing base remains at its current level or higher, the Company believes, that its available financial resources are adequate to meet foreseeable working capital, debt service and capital requirements through the next twelve months.

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

StockerYale, Inc.

November 14, 2001	/s/ Mark W. Blodgett
Mark W. Blodgett,
Chairman and Chief Executive Officer

November 14, 2001	/s/ Francis J. O’Brien
Francis J. O’Brien
Executive Vice President-Chief Financial Officer