Form 10-K405
period 2001-12-31
STOCKERYALE INC
filed 2002-04-01
CIK 94538

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

Commission file number: 0 - 5460

STOCKERYALE, INC.
(Exact Name of registrant as specified in its charter)

Massachusetts	04-2114473
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

32 HAMPSHIRE ROAD, SALEM NEW HAMPSHIRE	03079
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (603) 893-8778

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:	Common Stock, $0.001 par value
(Title of class)

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such requirements for the past 90 days.   YES ☒              NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The registrant’s revenues for the fiscal year ended December 31, 2001 were $15,581,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2002 was approximately $51,286,860 based on the price of such stock reported at closing on the Nasdaq National Market on that date.

As of February 28, 2002 there were 11,736,436 shares of the issuer’s common stock outstanding, excluding 656,365 of Lasiris Holdings, which are convertible on a one-for-one basis to StockerYale common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement (the “Proxy Statement”) for the Special Meeting in Lieu of an Annual Meeting of Stockholders to be held on May 15, 2002, to be filed with Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, which is anticipated to be filed within 120 days after the Registrant’s fiscal year ended December 31, 2001, are incorporated by reference into Items, 10, 11 and 12 of Part III.

TABLE OF CONTENTS

PART I

Item 1.	Description of Business
Item 2.	Description of Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Common Equity and Other Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management Discussion and Analysis of Financial Condition and Results of Operations
Item 8.	Financial Statements
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Exhibits, List and Reports on Form 8-K

Signatures

PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” and other similar expression which predict or indicate future events and trends and which do not relate to historical matters. The Company’s actual results, performance or achievements could differ materially from our expectations expressed or implied by the forward-looking statements sometimes for reasons that are beyond the Company’s control. Such reasons include, without limitation: the existence of other independent suppliers of optical fiber, who may have greater resources than the Company; the risk that the Company’s products may infringe patents held by other parties; the uncertainty that the Company’s significant investments in R&D will result in products that achieve market acceptance; the Company’s ability to attract and maintain key personnel; whether the Company is able to design products to meet the special needs of its customers; and that market conditions could make it more difficult or expensive for the Company to obtain the necessary capital to finance its expansion efforts and joint ventures. Additional factors that might cause such a difference are discussed in the section entitled “Certain Factors Affecting Future Operating Results” beginning on page 25 of this Form 10-K.

ITEM 1 - BUSINESS

Background

StockerYale is an independent designer and manufacturer of optical communication sub-components and specialty optical fiber used in the building of optical networks, as well as structured light lasers, specialized fiber optic, fluorescent, and LED illumination products for the machine vision and industrial inspection industries.

(a) Developments During Fiscal 2001

In 2001, StockerYale focused its activities on its two core businesses, Illumination and Optical Components, while divesting itself of the last of its legacy businesses. StockerYale continued to develop its previously announced initiative to enter the Optical Components marketplace by offering specialty optical fibers, in addition to its existing phase mask products. Key developments during the year centered on hiring scientists and marketing personnel that would enable the Company to design, manufacture and sell new and innovative products to OEM customers in the telecommunication industry.

A summary of the major developments during 2001 include:

As part of the Company’s intent to focus only on photonics-based businesses, the Company announced in March that it had signed a letter of intent to sell its Stilson machine tool and accessories division for a total consideration of $1.1 million. The Company completed the sale of the Stilson business in September 2001. Simultaneously, the Company announced it would discontinue its printer and recorder product line.

During the first half of 2001, the Company renovated its Canadian facility, purchased in December 2000. The renovation included the construction and installation of new manufacturing and test equipment, design and construction of a class 100-research and development clean room and improvements to existing office and conference room facilities.

On June 4, 2001, StockerYale completed an equity private placement of 1.7 million shares of common stock at a price of $10.25 per share with net proceeds totaling approximately $16 million. These proceeds were used for general corporate purposes, including funding operating losses, working capital and the installation of machinery in both its Salem and Montreal operations and the construction of an addition to its corporate headquarters in Salem, New Hampshire.

In June 2001, StockerYale announced that it had completed Phase I of its entry into the specialty optical fiber business when it installed state-of-the-art modified chemical vapor deposition (MCVD) equipment in the corporate headquarters facility in Salem, New Hampshire. These machines, commonly referred to as lathes, are used to manufacture optical preforms, which are then converted to specialty optical fiber through the use of a fiber draw tower.

The Company began Phase II in May 2001, with the construction of a 15,000 sq. ft. addition to its corporate headquarters designed to house additional MCVD equipment, two high speed draw towers and iSOFC, a majority-owned subsidiary formed to do research and development on second-generation optical fibers and all-fiber components. The facility was completed in September 2001.

During the second quarter of 2001, StockerYale’s Illumination product line announced the availability of three new specialized illumination products: sealed fluorescent linear lighting fixtures, white light-emitting diode (LED) modules, and the Lasiris™ mini laser.

In July 2001, the Company announced the appointment of Ellen Landis as national sales manager for Optical Components. Landis joined StockerYale from 3M’s Optical Communication Sub-Components organization where she held the position of national sales manager and was a key contributor to 3M’s specialty fiber success.

In October 2001, StockerYale, Inc. demonstrated its new class of tunable optical filters (TOFs), designed by Optune Technologies, a 49% owned joint venture of StockerYale, at ECOC in Amsterdam. This innovative TOF is based on a proprietary multiple beam interferometer without resonant cavity, and several patent applications have been filed with the United States Patent and Trademark Office.

In November 2001, the Company announced the appointment of Francis J. O’Brien as Chief Financial Officer. Mr. O’Brien was previously the Director of Finance and Business Development for Analogic Corporation.

(b) Company History

StockerYale, Inc., (the “Company”) was incorporated on March 27, 1951 under the laws of the Commonwealth of Massachusetts. In May 1994, the Company became publicly traded on the Vancouver Stock Exchange (the “VSE”) via a merger with Brower Exploration, Inc., a Wyoming corporation that was publicly traded in Canada.  The Company’s common stock (the “Common Stock”) was listed and traded on the Vancouver Stock Exchange from May 14, 1994 until May 10, 1996, when the Company de-listed its stock from the VSE.  In December 1995, the Company completed the registration of its Common Stock with the U.S. Securities and Exchange Commission, and in January 1996, the Company listed its stock on the Nasdaq SmallCap Market under the trading symbol “STKR”. In June 1999, the Company was de-listed from the Nasdaq SmallCap Market and began trading on the OTC-Bulletin Board under the same trading symbol “STKR”. On May 11, 2000, the Company’s application to list its Common Stock on the Nasdaq National Market was approved and trading began under the same trading symbol “STKR” on May 16, 2000.

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

The Company acquired StockerYale Canada through Lasiris Holdings, Inc., a newly formed New Brunswick corporation (“LHI”) and a wholly owned subsidiary of the Company.  StockerYale Canada is operated as a wholly owned Canadian subsidiary of LHI. In connection with this transaction, the former stockholders of StockerYale Canada received shares of capital stock in LHI, which are exchangeable into shares of the Company’s common stock on a one-for-one basis at any time at the option of the holder.

In addition to Lasiris Holdings, Inc., the Company has two active subsidiaries. On June 16, 2000, the Company acquired StockerYale (IRL) Ltd., formerly known as CorkOpt Ltd, which is a wholly owned Irish subsidiary and StockerYale Asia PTE Ltd., formerly known as Radiant Asiatec Pte, Ltd., a Singapore corporation that was formed in December 1997, is an 80% owned subsidiary of the Company. The acquisition of StockerYale (IRL) Ltd. provided the Company with the capability to manufacture and sell light-emitting diodes, or LEDs, for industrial applications. StockerYale Asia PTE Ltd. is the entity through which the Company sells its Illumination products in Southeast Asia.

As of February 28, 2002, the authorized capital stock of the Company was 100,000,000 shares of Common Stock of which 11,736,436 shares were issued and outstanding. Additionally, 2,308,981 shares of Common Stock were reserved for issuance upon the exercise of outstanding options or warrants to purchase Common Stock and upon the exchange of 656,365 shares of Lasiris Holdings, which are exchangeable into Company Common Stock on a one-for-one basis.

(c) Financial Information About Industry Segments

The Company operated within a single segment of the electronics industry (Illumination Instruments) in 2001.

Beginning in 2002, the Company will design and manufacture products within two industry segments, namely illumination and optical components. Illumination products include structured light lasers, specialized fiber optic, fluorescent, and light-emitting diode (LED) products for the machine vision and industrial inspection industries.  The optical components segment includes communication and sub-component and specialty optical fiber for the telecommunications, industrial and medical markets.

Illumination Products

StockerYale is a leading developer and manufacturer of specialized illumination products for the inspection, machine vision, medical, and military markets and continues to be the only company with design and manufacturing competencies in four illumination disciplines: fiber optic, fluorescent, structured light laser, and light emitting diode (LED) technologies. The Company also differentiates itself from many of its competitors by delivering custom designed lighting solutions that can operate as a stand-alone illumination source or as an integral component of a larger OEM system.

The Company’s fiber optic illumination products provide shadow-free, glare-free, cool illumination by way of a halogen light source (i.e. fiber optic illuminator) and the components (i.e. fiber optic light guide) that carry the illumination output to the intended location. StockerYale manufactures high output, 0.66 numerical aperture (N.A.) glass fiber, in addition to polymer clad fused silica (quartz) fiber that is used in its fiber optic components, providing customers with the lighting solution that best fits their application. StockerYale’s technologically advanced fiber is produced in its state-of-the-art fiber drawing facility, ensuring that the purest of light demanded by increasingly sophisticated imaging systems and advanced quality assurance processes is delivered.

StockerYale has over twenty years experience designing and manufacturing high-quality fluorescent illumination products that are primarily used in microscopy and machine vision applications. The Company’s fluorescent illuminators provide the critical lighting needs for a diversity of microscopes and cameras that are widely used for inspection in the semiconductor and disk drive manufacturing industries. StockerYale has the most comprehensive line of fluorescent products available and believes that its Model 9 circular fluorescent microscope illuminator (CFMI) is the world’s leading microscope illuminator. The Company also custom designs fluorescent illumination systems to meet a customers exact lighting requirements.

For customers looking for a more energy efficient, long lasting illumination source, StockerYale offers LED lighting systems. The Company’s patented, state-of-the-art, chip-on-board LED units draw less power, produce less heat, and are not subject to the influences of oxidation that other lighting technologies endure, resulting in a life span of over 60,000 hours. Furthermore, because of the intrinsic characteristics of

LEDs, which can be engineered into virtually any geometric configuration, StockerYale’s LED’s are ideal for specialized illumination applications within the semiconductor and electronics industries that require the properties and benefits that only this lighting technology can deliver.

StockerYale’s Lasiris™ brand laser pattern projectors are used in the industrial inspection and 3-D machine vision industries and have most recently been introduced into the medical and military industries for specialized applications. The Company’s patented optical design produces a non-gaussian (evenly illuminated) distinct laser line or a more complex laser light pattern that maintains a consistent intensity along the length and height of the projection. StockerYale’s lasers are electrostatic discharge (ESD) protected; feature interchangeable head patterns, and most meet Class II eye safety ratings. By applying nearly 50 years of electro-optic R&D experience, the Company offers custom design laser pattern projectors that meet even the most stringent requirements.

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

Optical Components

StockerYale is an emerging, independent designer and manufacturer of specialty optical fiber, optical sub-components, and advanced optical technologies that are primarily used by telecommunication equipment manufacturers around the world.

As a result of the demand for products that can deliver high-speed data and voice transmission, the Company is utilizing both its photonics (light-based) knowledge and manufacturing expertise to aggressively move into the optical networking components, industrial and medical markets.

Today, the Company is a leading supplier of phase masks, a key enabling technology for the production of fiber Bragg gratings (FBGs) used in dense wavelength-division multiplexing (DWDM) and other filtering applications. The Company also designs and manufactures specialty optical fiber (SOF) along with other advanced optical technologies that enable the optimization and proliferation of fiber optic networks.

StockerYale designs and produces high-quality specialty optical fiber for both industry standard and custom applications. StockerYale’s specialty optical fiber development efforts fall into four broad categories: rare-earth doped fibers, polarization maintaining fibers, photosensitive fibers and custom design fibers. These specialty optical fibers support a diverse range of applications, including erbium-doped fiber amplifiers, (EDFAs), dense wavelength-division multiplexing, (DWDM), fiber Bragg gratings, (FBGs), high-voltage current sensors, gyroscopes, and high-data-rate communications systems.

StockerYale has added Polarization Maintaining Fibers and Cladding Mode Suppression Fibers to its product line. StockerYale’s Polarization Maintaining Fiber maintains a specific state of polarized light and is designed for use in telecommunication, gyro and sensor applications.

StockerYale’s Cladding Mode Suppression Fiber is optimized for the writing of high quality Fiber Bragg Gratings (FBGs). FBGs are used to preselect and filter signals in DWDM to increase network capacity and performance. Simply stated, FBGs, through the use of a phase mask, are made by exposing the core of a single-mode fiber to a periodic pattern of ultraviolet light, which permanently increases the refractive index of the fiber’s core. FBGs are used for pump stabilizers, dispersion compensators, GFF and sensor applications.

The Company’s Lasiris™ brand phase masks are high-precision phase diffraction gratings with suppressed zeroth orders and maximized first orders and are primarily used in the production of fiber Bragg gratings (FBGs). FBGs offer a passive fiber-based means of filtering and stabilizing wavelengths to improve the performance of optical components. The Company also has the technical expertise and R&D facilities to optimize or custom design a phase mask that supports a special wavelength operation or tailor the mask dimensions to satisfy a customer’s specific application.

StockerYale recently began designing and manufacturing a broad range of diffractive gratings. These holographically recorded sinusoidal and binary diffraction gratings are key components in select telecommunication devices such as optical spectrum analyzers, multiplexers, demultiplexers, and tunable lasers. A diffraction grating is basically an array of fine, parallel, equally spaced grooves (or “rulings”) on a reflecting or transparent substrate. The grooves cause an interference phenomenon (diffraction), which allows for the angular redirection of light depending on its wavelength.  This optical phenomenon can be exploited to perform demultiplexing, among other tasks.  In demultiplexing, incoming multi-channel signals traveling on a single fiber are separated (demultiplexed) into the constituent wavelength channels. Each individual wavelength can then be launched into its own fiber or processed separately. The flexibility and repeatability of the Company’s proprietary holographic recording method provides significant advantages over competing technologies by allowing us to produce gratings with a wide range of areas, periods, modulation depths, duty cycles and diffraction efficiencies.

Optical communications is clearly moving toward tunability, specifically in the areas of lasers, receivers and routers. Optune Technologies, a 49% owned joint venture, has developed a new class of tunable optical filters (TOFs) that are designed to deliver unparalleled performance and reliability, optimizing the optical network by working internally as a system. The Company’s TOF is a proprietary multiple beam interferometer without a resonant cavity and is used primarily as a wavelength selection element. StockerYale’s TOF delivers enhanced tunability and excellent channel isolation while minimizing signal drift.

StockerYale’s TOFs represent the next generation of critical optical components that will be required to build re-configurable, all-optical networks of the future, delivering increased communication bandwidth and improved quality of service (QoS).

Sales Data

Specialized illumination and optical sub-component products represent 69% and 23% respectively of 2001 revenues compared to 74% and 16%, respectively, in 2000. Printer/recorder product sales represented 8% and 10%, respectively, of revenues in 2001 and 2000.

Domestic and Foreign Revenue

Sales to unaffiliated customers in foreign countries represented 38% and 40% of net revenues in 2001 and 2000, respectively.

Marketing and Distribution

The Company’s products are sold to over 10,000 customers, primarily in North America, Europe and the Pacific Rim.  The Company sells directly to, and works with, a group of approximately 125 distributors and machine vision integrators to sell its specialized illumination products. Optical components are sold directly to OEM customers by the Company’s marketing and sales organization.

Competition and Competitive Position

The Company competes with a number of firms in the design and manufacture of its specialized illumination, optical fiber and sub-component products. Some competitors have greater resources than the Company, and as a result, may have competitive advantages in the research and development and sales and distribution.

In the industrial fluorescent lighting market, the Company has two primary competitors. MicroLite markets a product similar in appearance to the Company’s circular fluorescent microscope illuminator. Techni-Quip Corp. offers industrial fluorescent lighting as part of its product line but as a whole, its lighting product line is limited and represents a small percentage of that company’s total business.

The Company has five primary competitors in the fiber optic illumination market. The most established segment of this market relates to illumination for microscopes.  Within that market, Volpi Manufacturing USA, Inc. and Dolan-Jenner Industries, Inc. compete directly with the Company’s products.  Both of these companies have been producing fiber optic products for more than thirty years and offer a fully developed line of fiber optic illumination systems for microscopy applications. A third company, Cuda Products, Inc., also supplies fiber optic lighting for microscopy; however, its primary market is medical. The value-oriented segment of the microscopy market is dominated by Chiu Technical Corp, which offers an inexpensive, “no-frills”, fiber optic lighting system. A newer segment in the fiber optic lighting market relates to automated imaging and inspection equipment for machine vision. Fostec, Inc. is the leading provider of fiber optic lighting for the machine vision industry.

The Company has developed the in-house capability to draw its own glass fiber in variable dimensions to suit customer needs. Although some of the above-named competitors also have this capability, the Company believes that its proprietary manufacturing techniques result in fiber that has increased reliability. Since mid-1996, the Company has invested in developing its in-house design and research capabilities, including the hiring of personnel trained in optical, chemical, mechanical and electrical engineering and related disciplines, and the purchase of computers and laboratory equipment necessary to support these personnel.  Further, the Company has succeeded in designing and developing a complete line of fiber optic lighting products for both the machine vision and microscopy markets.

Over the last eighteen months, the Company completed a program to expand its specialty optical fiber capability to include specialty optical fibers (SOF) for the telecommunications industry. The Company made substantial capital investments in plant and equipment in connection with its development of a complete line of Specialty Optical Fibers (SOF). The Company’s major competitors in this area include OFS, formally Lucent’s optical fiber solutions division, Corning, and 3M.  With OFS (now owned by Furukawa), Corning and 3M consuming the majority of their SOF products internally, the Company believes the industry is looking for additional independent suppliers of SOF.

Backlog

The Company maintains an inventory of standard materials and components and generally manufactures standard illumination product configurations within one to five days after receipt of a customer order.  The optical components and specialty optical products are generally manufactured to specifications of the customer order with a one to two week turnaround between order and shipment. Although such rapid response is, and historically has been, a selling advantage for the Company, some orders are placed for future delivery. At December 31, 2001, the Company had a backlog of orders for future delivery of approximately $2,858,000, compared to approximately $4,287,000 as of December 31, 2000.

Raw Materials

The raw materials and components used in the Company’s products are purchased from a number of different suppliers and are generally available from several sources.

Dependence on One or a Few Major Customers

The Company’s customer base consists of more than 10,000 customers in various industries worldwide. Sales to the Company’s largest single customer represented 10% of the Company’s total net sales in fiscal 2001. The Company’s top ten customers represented approximately 32% of total net sales in fiscal 2001, 38% in 2000 and 18% in 1999.

Patents and Trademarks

The Company holds patents in the United States and Ireland and, has filed additional patent applications in the United States, Canada, Europe and Japan. StockerYale (IRL), Ltd holds a patent on a method for attaching semiconductor chips and has applied for two patents in the United States, Canada and Europe on new ring light and line light technologies.  StockerYale Canada holds exclusive rights in three patents in the United States and one patent in Canada through licensing agreements. A majority-owned subsidiary of the Company, Innovative Specialty Optical Fiber Components LLC, has applied for a patent in the United States on a fiber optic technology for depolarizing light. A 49% owned joint venture of the Company, Optune Technologies, Inc. has applied for two patents in the United States on a tunable optical filter for optical communications.

The Company has four patents relating to fundamental technological devices and methodologies used to achieve low-cost fluorescent light dimming; these patents expire on August 18, 2009, August 24, 2010, September 6, 2011 and September 13, 2011.  StockerYale Canada’s material patents consist of four patents for lenses, which expire on May 2, 2006, November 27, 2007, June 4, 2013 and December 15, 2015. The Company believes that patents are an effective way of protecting its competitive technological advantages, and considers its patents to be a strong deterrent against unauthorized manufacture, use and sale of its products and key product attributes.  There can be no assurance, however, that a patent will be issued with respect to the Company’s pending patent applications or whether the Company’s patents or license rights will provide meaningful protection for the Company.

The Company also relies upon trade secret protection for its confidential and proprietary information.  There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to and use or disclose the Company’s trade secrets or that the Company can meaningfully protect its trade secrets.

The Company holds rights in certain trademarks to protect its brand name recognition in various markets. Because of the Company’s long history and reputation for designing and manufacturing high quality products, trademark protection enhances the Company’s position in the market.

Although the Company believes that its products and other proprietary rights do not infringe the proprietary rights of third parties, there can be no guarantee that infringement claims will not be asserted against the Company in the future or that any such claims will not require the Company to enter into royalty arrangements or result in costly litigation.

Research and Development

The Company intends to continue to invest significant amounts in research and development for new products and for enhancements to existing products. Research and development expenditures for the Company were $5,465,000 or 35% of net sales in 2001 and  $1,333,000 or 7% of net sales in 2000. The increase was primarily a result of the strategic decision to focus on the development of the Company’s optical communication sub-component product line.

As of February 28, 2002, the Company employed 85 full-time scientists and engineers compared to 20 as of February 28, 2001. Outside firms and consultants are selectively engaged to develop or assist with the development of new products when opportunities exist.

Compliance with Environmental Laws

The Company is subject to evolving Federal, state and local environmental laws and regulations.  Compliance with such laws and regulations in the past has had no material effect on the capital expenditures, earnings or competitive position of the Company. The Company believes that it complies in all material respects with existing environmental laws and regulations applicable to it.  However, the Company’s Salem, New Hampshire headquarters are currently the subject of environmental testing and monitoring relating to soil and groundwater contamination that occurred under prior ownership. The costs incurred to date for such testing and for remediation planning have been paid by third parties. The Company believes that the costs of any required remediation will be covered by an environmental indemnity obtained from the seller, John Hancock Mutual Life Insurance Company.  In addition, it is management’s understanding that in April 1996, the Massachusetts Department of Environmental Protection circulated notices to parties identified as “potentially responsible parties” with respect to the Company’s Salem, New Hampshire headquarters.  The Company did not receive such notice.  Compliance with environmental laws and regulations in the future may require additional capital expenditures, and the Company expects that in the foreseeable future such capital expenditures will be financed by cash flow from operations.

Employees

As of February 28, 2002, the Company employed approximately 255 persons, of which 18 were part–time employees. None of the Company’s employees are represented by a labor union and the Company believes that it has good relations with its employees.

ITEM 2 - PROPERTIES

The Company currently conducts its business at two Company–owned facilities and in two leased facilities. The Company’s headquarters are located in a 95,000 square foot facility in Salem, New Hampshire, which also houses research and development, manufacturing, sales and distribution capacities for the Company’s specialized lighting and specialty optical fiber products. In December 2000, the Company purchased a 65,000 square foot building and property located in Dollard-des-Ormeaux, Quebec for research and development, manufacturing and sales and distribution by its Canadian subsidiary, StockerYale Canada. StockerYale Asia Pte, Ltd. operates out of an approximately 2,733 square foot leased office space in Singapore. StockerYale (IRL), Ltd leases approximately 5,500 square feet in Cork Ireland.

The Company’s Salem facility is owned by the Company subject to a mortgage granted to Granite State Bank, which secures obligations of the Company to such party.  The Company’s Canadian facility in Dollard-des-Ormeaux is owned by the Company subject to a mortgage granted to Toronto Dominion Bank, which secures obligations of the Company to such party.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS—Liquidity and Capital Resources.”

The Company’s facilities are generally operated on the basis of one shift per day, five days per week.  Management considers the facilities to be in generally good condition, to be adequately maintained and insured, and sufficient to satisfy the Company’s needs for the foreseeable future.

ITEM 3 - LEGAL PROCEEDINGS

At times the Company may be involved in disputes and/or litigation with respect to its products and operations in its normal course of business. The Company does not believe that the ultimate impact of the resolution of such matters would have a material adverse effect on the Company’s financial condition or results of operations. The Company is not currently involved in any legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 2001.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is listed on the Nasdaq National Market under the symbol “STKR.”  From June 24, 1999 until May 11, 2000, the Company’s Common Stock was quoted on the OTC-Bulletin Board under the same symbol. Prior to June 24, 1999, the Company’s Common Stock was listed on the Nasdaq SmallCap Stock Market since January 29, 1996, also under the symbol “STKR”.  The following table sets forth the quarterly high and low sales prices for the Common Stock as reported by Nasdaq for the periods indicated:

2000	High	Low
First Quarter	$25.31	$0.72
Second Quarter	$24.94	$9.50
Third Quarter	$48.38	$21.06
Fourth Quarter	$41.50	$10.50

2001
First Quarter	$19.88	$7.75
Second Quarter	$14.95	$8.50
Third Quarter	$15.08	$6.79
Fourth Quarter	$12.30	$4.91

Holders

As of February 28, 2002, there were approximately 2,365 holders of the Company’s common stock.

Dividends

The Company does not expect to declare or pay any dividends in the foreseeable future.  The payment of any future dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions.

ITEM 6 — SELECTED FINANCIAL DATA

                The following selected consolidated financial data with respect to the Company’s statements of operations for the years ended December 31, 2001, 2000 and 1999 and with respect to the Company’s balance sheets as of December 31, 2001 and 2000 are derived from the Company’s consolidated financial statements, which appear elsewhere in this report and which have been audited by Arthur Andersen LLP, independent auditors. The following selected consolidated financial data with respect to the Company’s statements of operations for the years ended December 31, 1998 and 1997 and with respect to the Company’s balance sheets as of December 31, 1999, 1998 and 1997 are derived from the Company’s audited consolidated financial statements, which are not included herein. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

	For the Years Ended December 31,
Statement of Operations Data	2001	2000	1999	1998	1997
	(in thousands)
Net Revenues	$15,581	$18,366	$11,483	$9,273	$7,214
Operating Loss from Continuing Operations	(14,156)	(1,200)	(609)	(8,212)	(3,063)
Operating Loss from Discontinued Operations	0	43	6	100	197
Loss from Continuing Operations	(13,671)	(1,533)	(895)	(5,672)	(296)
Loss from Discontinued Operations	(191)	(1,862)	(163)	(4,334)	(431)
Loss per share from Continuing Operations-Basic and Diluted	(1.28)	(0.18)	(0.12)	(0.92)	(0.06)
Loss per share from Discontinued Operations-Basic and Diluted	(0.02)	(0.21)	(0.02)	(0.70)	(0.08)

	For the Years Ended December 31,
Balance Sheet Data	2001	2000	1999	1998	1997
	(in thousands)
Working Capital	$2,688	$17,301	$(338)	$(237)	$3,563
Total Assets	43,360	36,981	16,679	15,997	18,055
Net Assets of Discontinued Operations	0	1,100	2,092	2,046	2,182
Total Liabilities	13,335	9,082	12,925	13,356	9,005
Stockholders’ Equity	30,025	27,899	3,754	4,654	10,670

ITEM 7 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition, results of operations and capital resources and liquidity should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere herein

Background

StockerYale is an independent designer and manufacturer of optical communication sub-components and specialty optical fiber used in the building of optical networks, as well as structured light lasers, specialized fiber optic, fluorescent, and LED illumination products for the machine vision and industrial inspection industries.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Sales

Net sales were $15.6 million in 2001 compared to $18.4 million in 2000, a decrease of 15% or $2.8 million.

Net sales from the Company's specialized illumination products were $10.8 million in 2001 compared to $13.6 million in 2000, a decrease of 21% or $2.8 million. The decrease was primarily caused by a reduction in demand due to a general slow down in the semi-conductor, disk drive inspection and electronic assembly markets. The majority of the Company’s sales of specialized illumination products are made to companies in industries who use specialized lighting for industrial inspection and machine vision applications.

Net sales from the Company's optical sub-component products were $3.6 million in 2001 compared to $3.0 million in 2000, an increase of 21% or $0.6 million.

Net sales from the Company’s other products, largely printers and recorders, decreased from $1.8 million in 2000 to $1.2 million in 2001. The Company has discontinued this product line.

Cost of Sales

Cost of sales were $11.3 million in 2001 compared to $11.5 million in 2000, a decrease of 1% or $157,000. The decrease in cost of sales resulted primarily from the decrease in net sales.

Gross profit was $4.3 million or 28% in 2001 compared to $6.9 million or 38% in 2000. Gross margin declined primarily due to unabsorbed fixed overhead costs related to the decrease in revenue in the illumination business as well as increased depreciation and incremental management costs related to the implementation of specialty optical fiber and optical components manufacturing capacity in anticipation of revenues in 2002. The Company also recorded a charge of approximately $0.4 million related to inventory obsolescence related to the discontinuation of its printer and recorder product line.

Operating Expenses

Operating expenses increased $10.3 million from $8.1 million in 2000 to $18.4 million 2001. The increase is directly related to the Company’s new business strategy to invest in the optical components market.

Research and development expenses rose $4.2 million from $1.3 million in 2000 to $5.5 million in 2001. Salaries and benefits increased $2.7 million as the scientific and engineering staff evolved from 24 at December 31, 2000 to 85 at December 31, 2001. The increase in professional staff completed the Company’s substantial intellectual capital investment in the optical components and specialty optical fiber markets. Prototype material expenses and higher depreciation costs accounted for $1.1 million of the higher research and development expenses.

Selling expenses increased $2.3 million as a result of staff doubling from 12 to 24 representing a $1.0 million growth in salaries, benefits, commissions and traveling expenses. In addition, advertising, promotion and trade show costs increased from $0.4 million to $1.0 million. The majority of these higher expenses were in support of the Company’s strategic initiative into the specialty optical fiber market.

General and administrative expenses more than doubled from $3.6 million in 2000 to $7.8 million in 2001. Salaries and associated costs, including benefit and travel expenses, rose $0.9 million as headcount grew from 27 to 35. Occupancy and professional fees rose $1.6 million while Information Technology costs increased $0.5 million. The full year impact of the June 2001 acquisition of CorkOpt Ltd. also represented a $0.5 million increase in general and administrative expenses. The Company believes these incremental costs were necessary to provide the infrastructure to support the new complexity of the Company.

The increase in operating expenses in 2001 versus 2000 was based upon a strategic decision of the Company to invest in the optical component and specialty optical fiber markets. These expenses are expected to moderate in 2002 and decline significantly as a percentage of revenue.

Interest and Other Income

Interest and other income was $441,000 in 2001 compared to $394,000 in 2000. Interest and other income were comprised primarily of $425,000 of interest income for 2001.

Interest Expense

Interest expense was $757,000 in 2001 compared to $475,000 in 2000. The increase in interest expense resulted primarily from an increase in borrowings to fund working capital.

Provision (Benefit) for Income Taxes

The tax benefit recorded in 2001 relates primarily to net operating losses ($465,000) and research and development tax credits ($236,000) being benefited in the Canadian tax jurisdiction. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, the deferred tax assets were recognized up to the amount offsetting deferred tax liabilities in the applicable tax jurisdiction.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net Sales

Net sales were $18.4 million in 2000 compared to $11.5 million in 1999, an increase of 60% or $6.9 million.  Net sales from the Company's specialized illumination products were $13.6 million in 2000 compared to $8.2 million in 1999, an increase of 65.9% or $5.4 million.  The increase was largely due to higher sales of structured light lasers and fluorescent light products, which grew $2.4 million and $1.8 million, respectively.  Net sales from the Company's optical communication sub-component products doubled to $3.0 million in 2000 compared to $1.5 million in 1999.  These increases were a direct result of our efforts to implement the Company's strategic business plan to focus on optical sub-component and specialized illumination products.

Net sales from the Company’s other products, largely printer and recorders, increased slightly from $1.7 million in 1999 to $1.8 million in 2000.  The Company plans to discontinue these product lines by the end of 2001.

Cost of Sales

Cost of sales were $11.0 million in 2000 compared to $7.0 million in 1999, an increase of 57.1% or $4.0 million. The increase in cost of sales resulted primarily from an increase in net sales during the same period.  The Company also recorded a $494,000 inventory impairment charge in 2000 for the printer and recorder inventory as a result of the Company's decision to exit these product lines by the end of 2001.  The printer and recorder product line incorporated older technology, some of which was becoming obsolete.  In light of the Company's business strategy to focus on the optical sub-components and specialized illumination lines of business, the Company determined that exiting these product lines was a more productive use of corporate resources than investing in the research and development that would have been necessary to upgrade the printer and recorder product lines.  The inventory impairment charge relating to this decision was unrelated to the discontinued operations discussed above and is included in cost of sales in the accompanying statement of operations.

Gross profit was $6.9 million in 2000 compared to $4.5 million in 1999, an increase of 53.3% or $2.4 million. Gross margin decreased from 39.1% in 1999 to 37.5% in 2000. Gross margin declined primarily because of the inventory impairment charge of $494,000.  Excluding this non-cash, non-recurring charge, gross margin increased to 40.2% in 2000.

Operating Expenses

Operating expenses were $8.1 million in 2000 compared to $5.1 million in 1999, an increase of approximately $3.0 million, and remained at 44% of net sales.  A significant portion of this increase is attributable to the Company's efforts to implement its new business strategy, for example, through increased hiring and facility expansion.

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

Interest and Other Income

Interest and other income was $394,000 in 2000 compared to $318,000 in 1999. Interest and other income were comprised primarily of $340,000 of interest income for 2000.  In 1999, interest and other income included a gain of $164,000 from the sale of business assets relating to the Company’s military compass product line and $91,000 from the sale of marketable securities.

Interest Expense

Interest expense was $475,000 in 2000 compared to $526,000 in 1999. The decrease in interest expense resulted primarily from a decrease in borrowings to fund working capital.

Provision (Benefit) for Income Taxes

The Company recorded a provision for income taxes of $252,000 in 2000 compared to $78,000 in 1999. The tax provision is a result of taxable income generated in Canada that could not be used to offset operating losses in the United States. The Company has recorded a valuation allowance against its net deferred tax assets in 2000 and 1999 after concluding that it is not likely such deferred tax asset will be realized.

Liquidity and Capital Resources

Historically, the Company has financed operations through private equity placements, third-party credit facilities and cash from operations. During the year ended December 31, 2001, the Company completed a private placement transaction selling an aggregate of 1,700,00 shares of common stock resulting in net proceeds of approximately $16 million. The Company has used the proceeds from the private placement primarily to fund operating losses, capital expenditures, repayment of debt and for general working capital purposes. As of December 31, 2001, unrestricted cash and cash equivalents were $3.6 million.

Cash Flows

Cash used in operating activities was $9.7 million in 2001, as a result of a net loss of $13.9 million offset by depreciation and amortization of $2.1 million and an increase in accounts payable of $2.1 million.

Cash used in investing activities was $18.5 million. The principal expenditures were $4.0 million for a new 15,000 square-foot research and development facility in Salem, NH; $8.5 million for specialty optical fiber equipment in Salem, NH, and $4.7 million for a class 100 clean room, test and measurement equipment and production equipment for optical components in Montreal, Quebec. The Company incurred approximately $1.5 million upgrading both its Salem, NH and Montreal, Quebec facilities. In addition, the Company received net proceeds of $659,000 upon the sale of its discontinued operations and made a net investment of $220,000 in the Optune joint venture.

Cash provided by financing activities was $17.5 million in 2001 principally as a result of the Company’s sale of common stock through a private placement transaction.

Borrowing Agreements

On May 19, 2001, the Company entered into a credit agreement with Merrill Lynch Financial Services, Inc. providing total borrowing availability up to $6,000,000. Initial proceeds were used to pay off the credit agreement between the Company and Wells Fargo Business Credit, Inc. The new credit facility with Merrill Lynch consists of a line of credit of up to $2,500,000 and a reducing revolver in the amount of $3,500,000. As of December 31, 2001, $2,986,000 was outstanding under the reducing revolver. Approximately $3,014,000 was available for additional borrowings through the reducing revolver and the line of credit. The outstanding principal balance of all advances under this credit facility bears interest at 2.5% over the one month LIBOR rate. As of December 31, 2001 the interest rate was approximately 4.3%. The Company’s obligations under this credit facility are secured by substantially all of the Company’s assets excluding real property plus a pledge of restricted cash in the amount of $2,000,000. In addition, the Company is required to maintain a $7.8 million Tangible Net Worth. The Company is in compliance with all provisions of the credit agreement. These restrictions will lapse when we achieve profitability or at such time as no balance is outstanding. The reducing revolver is a seven-year loan with monthly principal and interest payments beginning in 2002. The line of credit is subject to an annual renewal.

On December 5, 2000, StockerYale Canada amended its credit agreement with Toronto Dominion Bank.  The credit agreement provides for (a) a $3,500,000 CDN operating line of credit of which $1,000,000 CDN must be offset by credit balances; (b) two mortgage loans of $2,020,000 CDN and (c) four term notes totaling up to $1,049,000 CDN. The line of credit bears interest at 1% over Toronto Dominion’s prime rate, requires monthly payments of interest only, and is payable on demand. As of December 31, 2001, $836,630 CDN ($525,571 US) was outstanding under the line of credit and approximately $2,663,370 ($1,673,129 US) was available for additional borrowings. The two mortgages require monthly principal payments of $10,797 CDN (approximately $7,200 US) and $1,111 CDN (approximately $698 US) plus interest at prime rate plus 0.875% and mature in December 2015 and July 2016. As of December 31, 2001, the outstanding balance on the mortgage loans was $2,008,377 CDN ($1,269,244 US). The four term loans require monthly principle payments of approximately $36,125 CDN ($22,694 US) plus interest ranging from the prime rate plus 1.25% to 2.0% and mature between May 2002 and October 2006. On December 31, 2001, the outstanding aggregate balance on the term loans was $878,375 CDN ($562,502 US).

On October 12, 2000, the Company entered into a joint venture with Dr. Nicolae Miron and formed Optune Technologies, Inc., a Quebec corporation, to develop a new class of tunable optical filters.  Under the terms of this joint venture arrangement, the Company owns a 49% equity interest in Optune and the Company agreed to contribute an aggregate of $4,000,000 to cover all operating costs of the joint venture including salaries, equipment and facility costs. The contributions are to be made over a two-year period pursuant to a fixed milestone schedule.

The Company is recording 100% of the losses associated with the research and development joint venture in the accompanying statement of operations as research and development expense. As of December 31, 2001, the Company has provided approximately $936,000 CDN ($600,000 USD) of funding to the joint venture and recorded approximately $400,000 USD of research and development expenses related to the operating losses for the year ended December 31, 2001.

In April 2001, the Company entered into a research and development joint venture agreement to form Innovative Specialty Optical Fiber Components LLC with Dr. Danny Wong, a scientist employed by the Company, to develop specialty optical fiber products. In exchange for a 60% ownership interest in Innovative Specialty Optical Fiber Components LLC, the Company has committed to fund up to $7.0 million over a two-year period to cover all operating costs of the majority owned subsidiary, including salaries, equipment and facility costs. Innovative Specialty Optical Fiber Components LLC has been consolidated by the Company and the Company has recorded 100% of the losses associated with Innovative Specialty Optical Fiber Components LLC as research and development expense in the accompanying statement of operations. For the year ending December 31, 2001, the Company has funded $324,000 and recorded an operating loss of  $94,000, related to the iSOF joint venture.

The Company’s headquarters in Salem, New Hampshire is subject to a mortgage and note issued to Granite Bank on August 26, 1996 (the “Granite Note”). The Granite Note, in an initial principal amount of $1,500,000 is due August 29, 2011. The Granite Note bears interest at a rate of 7.50% per annum and is reviewed annually in August. The principal and interest are repayable in 180 equal monthly installments. In accordance with the terms of the Granite Note, the Company may prepay amounts outstanding there under, in whole or in part, at any time without premium or penalty. As of December 31, 2001, the outstanding balance on the Granite Note was $1,195,000.

On May 20, 1997, the Company entered into an equipment line of credit agreement with Granite Bank to finance capital equipment related to new product development. The line of credit provides that equipment purchases will be converted quarterly into a series of five-year notes, not to exceed $500,000 in the aggregate, bearing interest at the prime rate plus .75%.

From time to time, the Company contemplates raising additional capital by the issuance of equity securities, the proceeds of which may be used, among other things, to fund working capital needs and capital expenditures. As of March 8, 2002, the Company raised an additional $9.7 million through a private placement of 1,242,600 shares. The Company believes this additional capital coupled with its available lines of credit will be sufficient to cover operating losses, working capital, debt service and capital expenditures through the next twelve months.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2001, and the effect such obligations are expected to have on its liquidity and cash flow in future periods;

		Debt	Joint Venture Obligations
Year	Operating Leases	Obligations (1)	Optune Technologies (2)	iSOFC (3)	Total
	(in thousands)
2002	$183	$4,052	$600	$3,100	$7,395
2003	125	716	—	3,100	3,941
2004	39	630	—	—	669
2005	11	679	—	—	690
2006	—	122	—	—	122
Thereafter	—	715	—	—	715
Total	$358	$6,914	$600	$6,200	$14,072

(1)           Includes approximately $3.5 million of credit lines, which the Company expects to renew in 2002.

(2)           Optune Technologies, Inc (Optune) is a joint venture between StockerYale, Inc and Dr. Nicolae Miron. Optune was formed in October 2000 and, in exchange for a 49% equity interest in Optune, StockerYale has agreed to contribute an aggregate of $4,000,000 to cover all operating costs of Optune including salaries, equipment and facility costs. Over the past fifteen months ending December 31, 2001, StockerYale has contributed $600,000 to Optune’s operating costs. StockerYale demonstrated a prototype of a new class tunable optical filters (TOFs), designed by Optune, in October 2001 at the ECOC in Amsterdam. A refined prototype was demonstrated at the Optical Fiber Conference (OFC) in March of 2002. Both partners are currently evaluating several options regarding the next steps in product development. At this time, StockerYale expects to fund an additional $600,000 in 2002, which will result in a cumulative funding of $1,200,000. The remaining commitment of additional $2,800,000 has not been included in the table above, since it is dependent upon strategic decisions by the partners regarding further product development and manufacturing.

(3)           Innovative Specialty Optical Components LLC (iSOFC) is a majority owned subsidiary of StockerYale. The Company, which owns approximately 60% of the outstanding equity in iSOFC, has committed to fund up to $7,000,000 over a two-year period to cover all operating costs of the majority owned subsidiary, including salaries, equipment and facility costs. As of December 31, 2001, StockerYale has funded $324,000 for capital equipment and $94,000 of operating losses. These expenditures were specifically identified as iSOFC.

Separately, StockerYale purchased and installed $4.7 million of capital equipment for the specialty fiber components business in 2001. In addition, StockerYale constructed a new $4.0 million research and development facility in 2001. Because both StockerYale and iSOFC will derive financial benefits from these investments in the future, StockerYale decided it would be appropriate for StockerYale to own the equipment and facilities and recover these expenditures by leasing the equipment and facilities to iSOFC thus satisfying the equipment and facility costs of the contractual obligation. StockerYale estimates these to be approximately $0.5 million annually beginning in 2002.

StockerYale also plans to incur approximately $2.1 million annually beginning in 2002 for salaries, benefits and operating expenses directly associated with iSOFC. In addition, StockerYale expects to charge iSOFC approximately $0.5 million annually beginning in 2002 for administration support, including accounting, human resources and information technology services.

The sum of the leasing equipment and facilities, iSOFC staffing and operating expenses and administrative support will be approximately $3.1 million annually.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The adoption of SFAS No. 141 did not have a material effect on the Company’s financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which requires that the ratable amortization of goodwill and indefinite lived intangibles be replaced with periodic impairment tests and that most intangible assets other than goodwill be amortized over their useful lives. Certain intangibles will be allowed indefinite lives and will not be amortized but rather evaluated for impairment annually based on fair market value. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required on January 1, 2002. Management has reviewed SFAS No. 142 and will perform the impairment tests during fiscal 2002 to determine if there has been or will be an impairment of goodwill. In addition, the Company will continue to amortize intangible assets over their useful lives. The Company will stop amortizing goodwill effective January 1, 2002. Goodwill amortization was $326,000 for the year ended December 31, 2001.

In July 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and thus will be adopted by the Company, as required, on January 1, 2002. Management is currently determining what effect, if any, SFAS No. 144 will have on its financial position and results of operations.

Critical Accounting Policies

StockerYale’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires StockerYale to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, StockerYale evaluates its estimates, including, accounts receivable, inventories and goodwill and intangible assets. StockerYale develops its estimates based on historical experience as well as assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

StockerYale believes the following critical policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Accounts Receivable:

The Company reviews the financial condition of all new customers prior to granting credit. After completing the credit review, the Company establishes a credit line for each customer. Periodically, the Company reviews the credit line for all major customers and adjusts the credit limit based upon an updated financial condition of the customer, historical sales and payment information and expected future sales. The Company has a large number of customers; therefore, material credit risk is limited to only a small number of customers. The Company periodically reviews the collectibility of its accounts receivable. Provisions are established for accounts that are potentially uncollectible. Determining adequate reserves for accounts receivable requires management’s judgment. Conditions impacting the collectability of the Company’s receivables could cause actual asset write-offs to be materially different than the reserved balances as of December 31, 2001.

Inventory Obsolescence:

The Company values inventories at the lower of cost or market using the first in, first-out (“FIFO”) method. The Company specifically evaluates historical and forecasted demand of the illumination product line to determine if the carrying value of both finished goods and raw materials is recoverable through future sales. The Company also estimates the impact of increased revenues for new products versus the potential obsolescence of older products on a case-by-case basis. The Company does not anticipate establishing an inventory reserve for the optical components product line since these products are primarily manufactured based upon a customer order; actual results could be different.

Goodwill and Intangible Assets:

The Company reviews the potential impairment of goodwill and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

•                  significant underperformance relative to expected historical or projected future operating results;

•                  significant changes in the manner of our use of the acquired assets or the strategy of our overall business; and

•                  significant negative industry or economic trends.

When the Company determines the carrying value of goodwill and intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company will assess any potential impairment based on undiscounted future cash flows.

Certain Factors Affecting Future Operating Results

Statements, other than historical facts, made herein may constitute forward-looking statements.  Such forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those, anticipated in such statements.  The factors that could cause actual results to differ materially from anticipated results include, without limitation, the Company’s ability to, (i) compete with entities that have greater financial, technical and marketing resources than the Company, (ii) develop and market new products in its various business lines, (iii) gain sufficient market acceptance for its optical communications sub-component products (iv) obtain financing on favorable terms or refinance indebtedness prior to maturity or (v) raise capital through equity or debt to fund anticipated expenditures and (vi) risks inherent with international operations. In addition, general economic conditions in the United States, Europe, Southeast Asia, and elsewhere may affect the Company’s results.

The Company may not obtain sufficient capital to fund its needs and additional funding may be dilutive to current security holders

The Company's future capital requirements will depend on a number of factors, including its profitability, growth rate, working capital requirements, expenses associated with protection of the Company's patents and other intellectual property, and costs of future research and development activities. Future operating results will depend, in part, on the Company's ability to obtain and manage capital sufficient to finance its business. To the extent that funds currently available or expected to be generated from operations are not sufficient to meet current or planned operating requirements, the Company will seek to obtain additional funds through bank credit facilities, equity or debt financing, collaborative or other arrangements with corporate partners and from other sources.  Additional funding may not be available when needed or on acceptable terms, which could have a material adverse effect on the Company's business, financial condition and results of operations.  If adequate funds are not available, the Company may be required to delay or to eliminate certain expenditures or to license to third parties the rights to commercialize technologies that the Company would otherwise seek to develop.  In addition, in the event that the Company obtains any additional funding, such financing may have a substantially dilutive effect on the holders of the Company's securities.

The Company may not accomplish its new business strategy; its photonics products may not gain sufficient market acceptance to result in the number of orders for the Company to achieve profitability

The Company's business strategy is to shift away from its historical lines of businesses and direct the Company's resources to develop, manufacture and market the Company's specialty optical fiber and optical sub-component products for use in industrial inspection applications and in the telecommunications industry. The Company's specialty optical fiber and optical sub-component products may not achieve market acceptance with commercial and industrial purchasers.  Without market acceptance, the Company may not receive a sufficient number of orders for its specialty optical fiber and optical sub-component products to achieve profitability.  In addition, even if the Company's specialty optical fiber, and optical sub-component products achieve market acceptance, should these products not prove to be cost-effective and reliable, or offer advantages over comparable products sold by the Company's competitors, they may lose that acceptance.

The Company may face delays, difficulties or unanticipated costs in expanding its sales and distribution capabilities necessary to gain market acceptance for its products

The Company is working to expand its sales, distribution and marketing capabilities for the Company's specialty optical fiber, optical subcomponent and illumination products in the United States and abroad. To market its products directly, the Company must develop an effective marketing and sales force with technical expertise and a supporting distribution capability. The Company may choose or find it necessary to enter into strategic partnerships on uncertain but potentially unfavorable terms to sell, market and distribute its products.

The Company has many competitors in its field and its technologies may not remain competitive

The Company participates in a rapidly evolving field in which technological developments are expected to continue at a rapid pace.  The Company has many competitors in the United States and abroad, including various fiber optic component manufacturers, universities and other private and public research institutions. The Company's success depends upon its ability to develop and maintain a competitive position in the product categories and technologies on which the Company focuses.  The introduction of new products incorporating new technologies of the emergence of new industry standards could make it more difficult for the Company's existing products to compete in terms of pricing or functionality. Many of the Company's competitors have greater capabilities, experience and financial resources than the Company.  Competition is intense and is expected to increase as new products enter the market and new technologies become available.

If the Company fails to maintain acceptable manufacturing yields, the Company may need to delay product shipments and its gross margins could be impaired

The manufacture of the Company's products involves highly complex and labor intensive processes. If production facilities or personnel are not adequate for these demands, the Company's manufacturing yields, which is the percentage of its products that meet customer specifications, could decline, resulting in product shipment delays, possible lost revenue opportunities, and impaired gross margins. In response to changes in product specifications and customer needs, the Company's manufacturing process may experience changes that could significantly reduce manufacturing yields. The Company's production yields could also be lower if the Company receives or inadvertently uses defective materials from its suppliers.  The Company cannot be sure that its manufacturing facilities will achieve or maintain acceptable yields in the future.

The Company's customers are not obligated to buy material amounts of its products and may cancel or defer purchases on short notice

The Company's customers typically purchase its products under individual purchase orders and may cancel or defer purchases on short notice without significant penalty.  Accordingly, sales in a particular period are difficult to predict. Decreases in purchases, cancellations of purchase orders or deferrals of purchases may have a material adverse effect on the Company, particularly if the Company does not anticipate them.

There are uncertainties associated with the Company's acquisition and joint venture strategy

The Company intends, from time to time, to evaluate and consider potential acquisitions of businesses or assets and joint ventures to complement or expand its product lines or business.  No assurance can be given that suitable acquisition candidates can be acquired on acceptable terms or that future acquisitions, if completed, will be successful.  Future acquisitions by the Company could result in the incurrence of debt, the potentially dilutive issuance of equity securities and the incurrence of contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, operating results, financial condition and future prospects.  The success of any completed acquisition will depend on the Company's ability to integrate effectively the acquired business or assets into the Company's business and operations. The process of integrating any acquired business or assets may involve numerous risks, including difficulties in the assimilation of operations and products, the diversion of management’s attention from other business concerns, risks of entering markets in which the Company has limited or no direct prior experience and the potential loss of key employees of the acquired businesses.

The Company faces risks associated with its international operations

The Company distributes and sells certain of its products internationally.  As a result, the Company is subject to risks associated with operating in a foreign country, including fluctuations in foreign currency exchange rates, imposition of limitations on conversion of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries, imposition or increase of withholding and other taxes on remittances and other payments on foreign subsidiaries, hyperinflation and imposition or increase of investment and other restrictions by foreign governments.  Such risks may have a material adverse effect on the Company's business, results of operations and financial condition in the future.

ITEM 8 - FINANCIAL STATEMENTS

The information required by Item 8 is presented on pages 29 through 50 of this Form 10–K.

The index to the Company’s consolidated financial statements is set forth below:

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Directors and Stockholders of

StockerYale, Inc.:

We have audited the accompanying consolidated balance sheets of StockerYale, Inc. (a Massachusetts corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of StockerYale, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Boston, Massachusetts

February 25, 2002

(except with respect to the

matter discussed in Note 18, as

to which the date is March 8, 2002)

STOCKERYALE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2001	2000
Assets
CURRENT ASSETS
Cash and cash equivalents	$1,576	$12,487
Restricted cash	2,000	500
Trade receivables, less reserves of approximately $128 in 2001 and $134 in 2000	2,091	2,671
Inventories	5,224	5,196
Prepaid expenses and other current assets	1,078	862
Total current assets	11,969	21,716

PROPERTY, PLANT AND EQUIPMENT, NET	25,813	8,261

GOODWILL, NET OF ACCUMULATED AMORTIZATION	2,419	2,746

IDENTIFIED INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION	2,373	2,752

OTHER LONG-TERM ASSETS	786	406

NET ASSETS OF DISCONTINUED OPERATIONS	—	1,100

	$43,360	$36,981

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Current portion of long-term debt	$339	$46
Short-term debt	3,566	1,282
Accounts payable	3,791	1,636
Accrued expenses	1,438	1,332
Short-term lease obligation	147	119
Total current liabilities	9,281	4,415

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,862	2,779

OTHER LONG-TERM LIABILITIES	929	929

DEFERRED INCOME TAXES	263	959

COMMITMENTS AND CONTINGENCIES (NOTE 15)

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001—
Authorized-100,000,000 and 20,000,000 shares at December 31, 2001 and 2000, respectively
Issued and outstanding-11,391,825 and 9,385,656 shares at December 31, 2001 and 2000, respectively	11	9
Paid-in capital	58,309	42,071
Accumulated other comprehensive loss	(381)	(129)
Accumulated deficit	(27,914)	(14,052)
Total stockholders’ equity	30,025	27,899
	$43,360	$36,981

The accompanying notes are an integral part of these consolidated financial statements.

STOCKERYALE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	2001	2000	1999
NET SALES	$15,581	$18,366	$11,483

COST OF SALES	11,303	11,460	7,020

Gross profit	4,278	6,906	4,463

OPERATING EXPENSES:
Selling expenses	4,466	2,152	1,620
General and administrative expenses	7,825	3,615	2,181
Goodwill and intangible amortization expense	678	604	483
Research and Development	5,465	1,333	788
In-Process Research and Development	—	402	—

Total operating expenses	18,434	8,106	5,072

Operating loss	(14,156)	(1,200)	(609)

INTEREST AND OTHER INCOME	441	394	318
INTEREST EXPENSE	(757)	(475)	(526)

Loss from continuing operations before income tax provision (benefit)	(14,472)	(1,281)	(817)

INCOME TAX PROVISION (BENEFIT)	(801)	252	78

Loss from Continuing Operations	$(13,671)	$(1,533)	$(895)

Loss from Discontinued Operations	$(191)	$(1,862)	$(163)

Net Loss	$(13,862)	$(3,395)	$(1,058)

LOSS PER SHARE FROM CONTINUING OPERATIONS BASIC AND DILUTED	$(1.28)	$(0.18)	$(0.12)

LOSS PER SHARE FROM DISCONTINUED OPERATIONS BASIC AND DILUTED	$(0.02)	$(0.21)	$(0.02)

NET LOSS PER SHARE — BASIC AND DILUTED	$(1.30)	$(0.39)	$(0.14)

WEIGHTED AVERAGE COMMON SHARES — BASIC AND DILUTED	10,683	8,711	7,545

The accompanying notes are an integral part of these consolidated financial statements.

STOCKERYALE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Accumulated
	Common Stock				Other	Total
		$ 0.001	Paid-in	Accumulated	Comprehensive	Stockholders'	Comprehensive
	Shares	Par Value	Capital	(Deficit)	Income (Loss)	Equity	Income (Loss)
BALANCE, DECEMBER 31, 1998	7,360	$8	$14,221	$(9,599)	$57	$4,687	$(9,948)
Issuance of common stock to employees	246	—	200	—	—	200	—
Unrealized gain on investment	—	—	—	—	(86)	(86)	(86)
Cumulative translation adjustment	—	—	—	—	11	11	11
Net loss	—	—	—	(1,058)	—	(1,058)	(1,058)

Comprehensive net loss for the year ended December 31, 1999							$(1,133)

BALANCE, DECEMBER 31, 1999	7,606	$8	$14,421	$(10,657)	$(18)	$3,754	—
Sale of common stock net of issuance costs of $1.1 million	1,289	1	24,106	—	—	24,107	—
Conversion of subordinated debt to common stock	366	—	1,350	—	—	1,350	—
Issuance of common stock for acquisition of CorkOpt Ltd.	125	—	2,194	—	—	2,194	—
Cumulative translation adjustment	—	—	—	—	(111)	(111)	(111)
Net loss	—	—	—	(3,395)	—	(3,395)	(3,395)

Comprehensive net loss for the year ended December 31, 2000							$(3,506)

BALANCE, DECEMBER 31, 2000	9,386	$9	$42,071	$(14,052)	$(129)	$27,899
Sale of common stock net of issuance costs of $1.4 million	1,700	2	15,904	—	—	15,906	—
Issuance of common stock to employees	306	—	334	—	—	334	—
Cumulative translation adjustment	—	—	—	—	(252)	(252)	(252)
Net loss	—	—	—	(13,862)	—	(13,862)	(13,862)

Comprehensive net loss for the year ended December 31, 2001							$(14,114)

BALANCE, DECEMBER 31, 2001	11,392	$11	$58,309	$(27,914)	$(381)	$30,025

The accompanying notes are an integral part of these consolidated financial statements

STOCKERYALE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(IN THOUSANDS)

	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,862)	$(3,395)	$(1,058)
Less: net loss on discontinued operations	(191)	(1,862)	(163)
	$(13,671)	$(1,533)	$(895)

Adjustments to reconcile net loss to net cash used in operating activities—
Acquired in Process Research and Development	—	402	—
Gain on sale of fixed assets	—	—	(18)
Depreciation and amortization	2,066	1,025	906
Deferred income taxes	(696)	(130)	(116)
Other changes in assets and liabilities—
Accounts receivable, net	580	(819)	(243)
Inventories	(28)	(138)	176
Prepaid expenses and other current assets	(216)	(210)	66
Accounts payable	2,155	(1,302)	237
Accrued expenses	106	264	(108)
Cash value of life insurance	—	—	(14)
Net cash provided by (used in) operating activities, continuing operations	(9,704)	(2,441)	(9)
Net cash provided by (used in) operating activities, discontinued operations	—	(870)	714
Net cash provided by (used in) operating activities	(9,704)	(3,311)	705

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(18,912)	(5,404)	(489)
Net proceeds from sale of discontinued operations	659	—	—
Net proceeds from sale of fixed assets	—	—	43
Net investment in joint venture	(220)	—	—
Long-term investment	—	(250)	—
Business acquired, net of cash acquired	—	(2)	—
Net cash used in investing activities	(18,473)	(5,656)	(446)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	16,240	24,107	200
Borrowings (repayments) of bank debt	2,688	(2,159)	(346)
Restricted cash under credit facility	(1,500)	(500)	—
Note receivable settled	90	10	(100)
Net cash provided by (used in) financing activities	17,518	21,458	(246)

EFFECT OF EXCHANGE RATE ON CHANGES IN CASH	(252)	(89)	(7)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,911)	12,402	6

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12,487	85	79
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,576	$12,487	$85

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$757	$577	$717
Taxes paid	$—	$42	$50

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Conversion of subordinated debt to common stock	$—	$1,350	$—
Fair value of shares used for acquisition of CorkOpt Ltd.	$—	$2,194	$—
Liabilities assumed in acquisition	$—	$717	$—

The accompanying notes are an integral part of these consolidated financial statements.

STOCKERYALE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, StockerYale (IRL) Ltd and Lasiris Holdings, Inc., which holds all of the outstanding shares of StockerYale Canada, and its majority owned subsidiaries, Innovative Specialty Optical Fiber Components LLC and StockerYale Asia PTE Ltd. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Restricted Cash

The Company maintains certain levels of restricted cash required as collateral under the borrowings agreement with Merrill Lynch.  The agreement requires that $2,000,000 be held in escrow as long as there is an outstanding balance under the agreement. The Company maintains the restricted cash in highly liquid investments with original maturities of 3 months or less.

Accounts Receivable

The Company reviews the financial condition of all new customers prior to granting credit. After completing the credit review, the Company establishes a credit line for each customer. Periodically, the Company reviews the credit line for all major customers and adjusts the credit limit based upon an updated financial condition of the customer, historical sales and payment information and expected future sales. The Company has a large number of customers; therefore, material credit risk is limited to only a small number of customers. The Company periodically reviews the collectibility of its accounts receivable. Provisions are established for accounts that are potentially uncollectible. Determining adequate reserves for accounts receivable requires management’s judgment. Conditions impacting the collectability of the Company’s receivables could cause actual asset write-offs to be materially different than the reserved balances as of December 31, 2001.

Inventory Obsolescence

The Company values inventories at the lower of cost or market using the first in, first-out (“FIFO”) method. The Company specifically evaluates historical and forecasted demand of the illumination product line to determine if the carrying value of both finished goods and raw materials is recoverable through future sales. The Company also estimates the impact of increased revenues for new products versus the potential obsolescence of older products on a case-by-case basis. The Company does not anticipate establishing an inventory reserve for the optical components product line since these products are primarily manufactured based upon a customer order; actual results could be different from management’s estimates and assumptions.

Goodwill and Intangible Assets

The Company reviews the potential impairment of goodwill and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

•                  significant underperformance relative to expected historical or projected future operating results;

•                  significant changes in the manner of our use of the acquired assets or the strategy of our overall business; and

•                  significant negative industry or economic trends.

When the Company determines the carrying value of goodwill and intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company will assess any potential impairment based on future undiscounted cash flows.

Earnings per Share

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic and diluted net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding. For the years ended December 31, 2001, 2000, and 1999, 2,329,231, 1,475,857, 1,292,902 options, respectively, were excluded from the calculation of diluted shares, as their effects are anti-dilutive.

Stock Split

On July 31, 2000, a stock split of the Company’s outstanding common stock was effected in the form of a 100% dividend to holders of record as of the close of business on July 17, 2000. All shares and per share amounts of the common stock for all periods have been retroactively adjusted to reflect the stock split.

Revenue Recognition

The Company recognizes revenue from product sales at the time of shipment and when persuasive evidence of an arrangement exists, performance of seller’s obligation is complete, seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.  If a loss is anticipated on any contract, a provision for the entire loss is made immediately.  The Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, on December 3, 1999.

This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance, and the guidance was effective for the first quarter of fiscal 2000.  This new guidance did not have a material effect on the Company’s results of operations or financial position for fiscal 2001.

Depreciation

The Company provides for depreciation on a straight-line basis by charges to expense in amounts estimated to amortize the costs of property, plant and equipment over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life
Building and building improvements	10 to 40 years
Computer equipment	3 to 5 years
Machinery and equipment	5 to 10 years
Furniture and fixtures	3 to 10 years

Total depreciation expense of property, plant and equipment was approximately $1.4 million in 2001, $0.4 million in 2000, and $0.4 million in 1999.

Goodwill and Other Intangible Assets

The Company provides for amortization on a straight-line basis by charges to expense in amounts estimated to amortize goodwill and intangible assets over their useful lives as follows:

Asset Classification	Estimated Useful Life
Goodwill	10 years
Identifiable intangibles	10 years
Debt issuance costs	Life of loan

Amortization of goodwill and other intangibles was approximately $0.7 million, $0.6 million and $0.5 million in 2001, 2000, and 1999, respectively.

Long-Lived Assets

In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company continually reviews for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of goodwill or other intangible assets might warrant revision or that the balance may not be recoverable. The Company evaluates possible impairment by comparing estimated future cash flows, before interest expense and on an undiscounted basis, with the net book value of long-term assets including goodwill and other intangible assets. If undiscounted cash flows are insufficient to recover assets, further analysis is performed in order to determine the amount of impairment. An impairment loss is then recorded equal to the amount by which the carrying amount of the assets exceeds their fair market value. Fair market value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. In instances where goodwill is identified with assets that are subject to an impairment loss, the carrying amount of the identified goodwill is reduced before making any reduction to the carrying amounts of other long-lived assets. No impairment has been identified by the Company for the year ended December 31, 2001.

Income Taxes

The Company accounts for income taxes under the liability method.  Under this method the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns.  Deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax basis of the assets and liabilities using currently enacted tax rates.

Stock-Based Compensation

During 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, Accounting for Stock-Based Compensation, which defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans.  However, it also allows an entity to continue to measure compensation costs for those plans using the method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25. Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and, if presented, earnings per share as if the fair value based method of accounting defined in SFAS No. 123 has been applied (see Note 12).

Translation of Foreign Currencies

The balance sheet accounts on non-U.S. operations, exclusive of stockholders’ equity, are translated at year-end exchange rates, and income statement accounts are translated at weighted-average rates in effect during the year; any translation adjustments are made directly to a component of stockholders’ equity. Foreign currency transaction gains and losses are recorded in the statements of operations and have not been material.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive income (loss) included in the accompanying balance sheets consists of foreign currency translation adjustments.

Fair Values of Financial Instruments

The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, short-term debt, current maturities of long-term debt, accounts payable and long-term debt.  The estimated fair value of these financial instruments approximates their carrying value as of December 31, 2001.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables.  The risk is limited due to the relatively large number of customers composing the Company’s customer base and their dispersion across many industries and geographic areas within the United States, Europe and Asia. The Company also insures approximately 90% of export receivables from its Canadian subsidiary and performs ongoing credit evaluations of existing customers’ financial condition. In 2000, sales to the Company’s largest single customer accounted for 18% of the Company’s total net sales. No customer accounted for more than 10% of sales in 2001 or 1999.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results in the future could vary from the amounts derived from management’s estimates and assumptions.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The adoption of SFAS No. 141 did not have a material effect on the Company’s financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which requires that the ratable amortization of goodwill and indefinite lived intangibles be replaced with periodic impairment tests and that most intangible assets other than goodwill be amortized over their useful lives. Certain intangibles will be allowed indefinite lives and will not be amortized but rather evaluated for impairment annually based on fair market value. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required on January 1, 2002. Management has reviewed SFAS No. 142 and will perform the impairment tests during fiscal 2002 to determine if there has been or will be an impairment of goodwill. In addition, the Company will continue to amortize intangible assets over their useful lives. The Company will stop amortizing goodwill effective January 1, 2002. Goodwill amortization was $326,000 for the year ended December 31, 2001.

In July 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and thus will be adopted by the Company, as required, on January 1, 2002. Management is currently determining what effect, if any, SFAS No. 144 will have on its financial position and results of operations.

Reclassification

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

(3)       INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead. Inventories are as follows:

	December 31,
	2001	2000
	(in thousands)
Finished goods	$1,224	$1,230
Work-in-process	121	230
Raw materials	4,916	4,359

Reserve for obsolescence	(1,037)	(623)

	$5,224	$5,196

Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan and reduces the carrying cost of inventory to the lower of cost or market. The Company recorded a charge of $0.4 million in 2001 and $0.5 million in 2000 related to the discontinuance of the printer and recorder product line.

(4)       NOTE RECEIVABLE

On September 19, 2001, the Company sold its machine components and accessories division for $850,000 in cash and a note receivable of $250,000 from the buyer. The note demands payment of interest at a rate of 6.25% only for the first six months with interest and principal payable over the following twelve months. The balance due as of December 31, 2001 is $250,000 and is included in other Long-Term Assets.

(5)       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost and are depreciated over a period of 3 to 40 years generally under the straight-line method for financial reporting purposes. During 2001, the Company retired approximately $2.3 million for fully depreciated equipment related to the discontinued printer and recorder product line. Property, plant and equipment were as follows:

December 31

	2001	2000
	(in thousands)
Land	$955	$306
Building and building improvements	12,558	6,194
Machinery and equipment	14,081	2,015
Furniture and fixtures	1,649	1,842
	29,243	10,357
Less: Accumulated depreciation	3,430	2,096
	$25,813	$8,261

(6)       GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets as of December 31, 2001 and 2000 consisted of the following:

	2001	2000
	(in thousands)
Goodwill	$8,127	$8,127
Debt issuance costs	335	335
Other identified intangible assets	3,549	3,576
	12,011	12,038
Less — accumulated amortization	7,219	6,540
	$4,792	$5,498

(7)                      ACQUISITIONS

On June 16, 2000, the Company acquired all of the outstanding voting shares of CorkOpt Ltd for approximately $3.2 million, consisting of approximately $256,000 in cash, 125,382 shares of the Company’s common stock with an approximate fair value of $2.2 million and assumed liabilities of approximately $735,000. The Company accounted for the acquisition under the purchase method of accounting and accordingly, the operating results of CorkOpt Ltd. from the date of acquisition have been included in the accompanying consolidated statement of operations. The Company has allocated the purchase price based on estimates of the fair market value of the assets acquired, which consist of approximately $830,000 of identifiable tangible assets including approximately $270,000 of cash, identified intangible assets of approximately $424,000, goodwill of approximately $1.5 million and approximately $402,000 of in-process research and development, which was charged to operations in the second quarter of fiscal 2000. The purchase price allocations represent the fair values determined in part by an independent appraisal. In-process research and development was comprised of two projects, which we estimated to be 70% complete and 40% complete, respectively, at the time of the acquisition.  The in-process R&D was valued under the income approach, which represents the estimated fair value based on the risk adjusted cash flows related to the in-process R&D projects.  Financial projections utilized in the valuation were based on historical results and comparable technologies and the risk-adjusted discount rates were 35% and 50% based on specific projects.  At the date of the acquisition, the development of these projects had not yet reached technological feasibility and the R&D in process had no alternative future uses.  Accordingly, these costs were expensed in the second quarter of fiscal 2000. The acquisition was not material to the Company’s consolidated financial statements and therefore pro forma financial information has not been presented.

(8)                      DISCONTINUED OPERATIONS

During 2000, the Company decided to discontinue its machine components and accessories division (“Stilson Die-Draulic”).  On March 6, 2001, the Company signed a letter of intent to sell the net assets of the division for $1.1 million. Accordingly, the Company reported the results of the operations of the machine tool and accessories division and the associated impairment charges as discontinued operations. As of December 31, 2000, the assets and liabilities of the division remaining on the balance sheet consisted of receivables, inventory, property, plant and equipment, accounts payable, accrued liabilities and lease obligations. The net loss from discontinued operations was $1.9 million in fiscal 2000 that includes a $1.2 million charge for impairment, principally due to goodwill and net assets of $0.7 million of

$0.4 million, respectively. The Company has provided a full valuation allowance on the loss from discontinued operations. In September 2001, the Company completed the sale of Stilson Die-Draulic for $1.1 million, which resulted in an additional loss of $191,000, which has been recorded in the accompanying statement of operations

Certain information with respect to discontinued operations is summarized as follows:

	Period Ended	Year Ended
	September 30,	December 31
	2001	2000	1999
Statement of Operations:	(in thousands)
Net sales	$1,453	$2,903	$2,861
Cost of sales	1,284	2,422	2,270
Selling, general and administrative	177	987	974
Goodwill amortization	—	95	95
Other expense (income)	(8)	109	(315)
Cost and expenses	1,453	3,613	3,024
Loss from discontinued operations	—	(710)	(163)
Impairment charges	191	1,152	—
Net loss from discontinued operations	$(191)	$(1,862)	$(163)

 (9)      INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

	For the Years Ended December 31,
	2001	2000	1999
	(in thousands)
Current—
Federal	$—	$(67)	$(98)
State	—	(12)	(18)
Foreign	(186)	252	78
	(186)	173	(38)

Deferred—
Federal	—	67	98
State	—	12	18
Foreign	(615)	—	—

	(615)	79	116

	$(801)	$252	$78

The following is a reconciliation of the federal income tax (benefit) provision calculated at the statutory rate of 34% to the recorded amount:

	For the Years Ended December 31,
	2001	2000	1999
	(in thousands)
Applicable statutory federal income tax benefit	$(4,923)	$(435)	$(333)
State income taxes, net of federal income tax benefit	(629)	(58)	(59)
Non-deductible amortization and impairment charge	64	544	228
Foreign tax rate differential	239	(242)	—
Research and development tax credits	(236)	—	—
Other, net	217	—	(41)
Valuation allowance	4,467	443	283
	$(801)	$252	$78

The significant items comprising the deferred tax asset and liability at December 31, 2001 and 2000 are as follows:

	For the Year Ended December 31,
	2001	2000
	(in thousands)
Net operating loss carry forwards	$6,049	$1,510
Financial reporting reserves not yet deductible for tax purpose	1,004	834
Accelerated depreciation and property-basis differences	(608)	(602)
Identified intangible assets	(815)	(914)
Research and development tax credits	465	—
Other	(98)	6
Valuation allowance	(6,260)	(1,793)

	$(263)	$(959)

As of December 31, 2001, the Company had net operating loss carry forwards (NOLs) of approximately $14.0 million available to offset future taxable income, if any. These carry forwards expire through 2021 and are subject to review and possible adjustment by the Internal Revenue Service.  The Company’s historical operating losses raise doubt as to the realizability of the deferred tax assets.  As a result, management has provided a valuation allowance for a portion of deferred tax assets that may not be realized. In addition, the Company has research and development tax credits of $465,000 related to equipment purchased and salaries paid for research and development projects in Canada. These tax credits expire at various times through 2008 and 2010.

The tax benefit recorded in 2001 relates primarily to net operating losses and research and development tax credits being benefited in the Canadian tax jurisdiction. SFAS No. 109, Accounting for Income Taxes, the deferred tax assets were recognized up to the amount offsetting deferred tax liabilities in the applicable tax jurisdiction.

(10)         DEBT AND CAPITAL LEASE OBLIGATIONS

As of December 31, 2001 and 2000, debt and capital lease obligations consisted of the following:

	December 31,
	2001	2000
	(in thousands)
Borrowings under Credit Agreement with Wells Fargo	$—	$323

Borrowings under Credit Agreement with Merrill Lynch	2,986	—

Borrowings under Line of Credit Agreement with Toronto Dominion Bank	525	—

Borrowings under Term Loans with Toronto Dominion Bank	563	355

Mortgage note payable to Granite Bank (Salem facility), maturing August 29, 2011, with an interest rate of bank’s prime rate plus 1%	1,195	1,259

Mortgage Note with Danvers Savings Bank	—	601

Borrowings under equipment line of credit	197	175

Mortgage notes payable to Toronto Dominion bank, maturing December 2015 and July 2016, with an interest rate of bank’s prime plus 0.875%.	1,269	1,297

Term loan with the Bank of Ireland, maturing on December 31, 2003, with an interest rate of 6 1/2%	80	137

Revolving line of credit, maturing on demand, payable to a Singapore bank, with interest of prime plus 2%	55	40

Machinery & equipment capital lease obligation, maturing From December 18, 2002 — April 8, 2005	44	39

Sub-total debt and capital lease obligations	6,914	4,226

Less — Current portion of long-term debt and capital leases	4,052	1,447

Total long-term debt and capital leases	$2,862	$2,779

Borrowings under Credit Agreement with Merrill Lynch

On May 19, 2001, the Company entered into a credit agreement with Merrill Lynch Financial Services, Inc. providing total borrowing availability up to $6,000,000. Initial proceeds were used to pay off the credit agreement between the Company and Wells Fargo Business Credit, Inc. The new credit facility with Merrill Lynch consists of a line of credit of up to $2,500,000 and a reducing revolver in the amount of $3,500,000. As of December 31, 2001, $2,986,000 was outstanding under the reducing revolver. Approximately $3,014,000 was available for additional borrowings through the reducing revolver and the line of credit.

The outstanding principal balance of all advances under this credit facility bears interest at 2.5% over the one month LIBOR rate. As of December 31, the interest rate was approximately 4.3%. The Company’s obligations under this credit facility are secured by substantially all the Company’s assets, excluding real property, plus a pledge of restricted cash in the amount of $2,000,000. In addition, the Company is required to maintain a $7.8 million Tangible Net Worth. The Company is in compliance with all provisions of the credit agreement. These restrictions will lapse when the Company achieves profitability or at such time as no balance is outstanding. The reducing revolver is a seven-year loan with monthly principal and interest payments beginning in 2002. The line of credit is subject to an annual renewal.

Borrowings under Credit Agreement with Toronto Dominion Bank

On December 5, 2000, StockerYale Canada amended its credit agreement with Toronto Dominion Bank.  The credit agreement provides for (a) a $3,500,000 CDN operating line of credit of which $1,000,000 CDN must be offset by credit balances; (b) two mortgage loans for $2,020,000 CDN and (c) four term notes totaling up to $1,049,000 CDN. The line of credit bears interest at 1% over Toronto Dominion’s prime rate, requires monthly payments of interest only, and is payable on demand.  As of December 31, 2001, $836,630 CDN ($525,571 US) was outstanding under the line of credit and approximately $2,663,370 ($1,673,129 US) was available for additional borrowings. The mortgage requires monthly principal payments of $10,797 CDN (approximately $7,200 US) and $1,111 CDN (approximately $698 US) plus interest at prime rate plus 0.875% and mature in December 2015 and July 2016. As of December 31, 2001, the outstanding balance on the mortgage loans was $2,008,377 CDN ($1,269,244 US). The four term loans require monthly principle payments of approximately $36,125 CDN ($22,694 US) plus interest ranging from the prime rate plus 1.25% to 2.0% and mature between May 2002 and October 2006. On December 31, 2001, the outstanding aggregate balance on the term loans was $878,375 CDN ($562,502 US).

Borrowings under Equipment Line of Credit with Granite Bank

The Company’s headquarters in Salem, New Hampshire is subject to a mortgage and note issued to Granite Bank on August 26, 1996 (the “Granite Note”). The Granite Note, in an initial principal amount of $1,500,000 is due August 29, 2011. The Granite Note bears interest at a rate of 7.50% per annum and is reviewed annually in August. The principal and interest are repayable in 180 equal monthly installments. In accordance with the terms of the Granite Note, the Company may prepay amounts outstanding there under, in whole or in part, at any time without premium or penalty. As of December 31, 2001, the outstanding balance on the Granite Note was $1,195,000.

On May 20, 1997 the Company entered into an equipment line of credit agreement with Granite Bank to finance capital equipment related to new product development. The line of credit provides that equipment purchases will be converted quarterly into a series of five-year notes, not to exceed $500,000 in the aggregate, bearing interest at the prime rate plus .75%.

Scheduled future maturities of debt and capital lease obligations for the next five years are as follows:

Year Ending December 31,	(in thousands)
2002	$4,052
2003	$716
2004	$630
2005	$679
2006	$122
Thereafter	$715
$6,914

(11)     STOCKHOLDERS’ EQUITY

On February 18, 2000, the Company announced that all of the holders of its $1.35 million 7-¼% Convertible Subordinated Notes due May 1, 2001 had elected to convert their Notes.  The Notes were converted into 366,092 shares of common stock based on a conversion price of $3.6875 per share.

On March 3, 2000, the Company completed a private placement of 710,000 common shares at a price of $13.00 per share, which resulted in net proceeds of approximately $8.8 million.

On June 16, 2000, the Company acquired all of the outstanding voting shares of CorkOpt Ltd for approximately $3.2 million, consisting of approximately $256,000 in cash, 125,382 shares of the Company’s common stock with a fair value of $2.2 million and the assumption of approximately $735,000 of liabilities.

On October 5, 2000, the Company completed a private placement of 409,132 common shares at a price of $30.00 per share, which resulted in net proceeds to the Company of approximately $11.7 million.

On November 2, 2000, the Company completed another private placement of 150,000 common shares at a price of $24.4375 per share, which resulted in net proceeds to the Company of approximately $3.6 million.

In connection with the private placements, the Company issued 19,957 warrants to purchase shares of the Company’s common stock at $45.00 per share expiring on October 4, 2004. The Company has determined the fair value of these options to be $723,000 which is netted against the proceeds in additional paid in capital.

On May 31, 2001, the Company completed a private placement of 1,700,000 shares of its common stock, par value $.001 per share. The Company offered these shares to eighteen purchasers at $10.25 per share. The Company did not engage any underwriters in connection with the private placement, but the Company did enter into an agreement with William Blair & Company to act as exclusive placement agent for the shares.  The Company paid a commission of $1,219,750 to William Blair & Company. The private placement resulted in net proceeds to the Company of approximately $16 million. Proceeds were used for facility expansion, capital expenditures and working capital.

(12)     STOCK OPTIONS

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

The following is a summary of the activity for the Company’s stock options:

	Number of Shares	Price Range	Weighted Average Price
Outstanding at December 31, 1998	754,080	$0.88— $3.63	$2.57

Granted	820,810	$0.66— $0.97	$0.81
Forfeited/Cancelled	(728,080)	$0.88— $3.63	$2.56
Exercised	—	$—	$—
Outstanding at December 31, 1999	846,810	$0.66— $0.97	$0.81

Exercisable at December 31, 1999	—	$—	$—

Granted	567,300	$3.78— $38.00	$10.48
Forfeited/Cancelled	(18,210)	$0.81— $3.78	$1.00
Exercised	—	$—	$—
Outstanding at December 31, 2000	1,395,900	$0.66— $38.00	$4.75

Exercisable at December 31, 2000	16,000	$0.88	$0.88

Granted	1,273,010	$6.60— $18.13	$11.59
Forfeited/Cancelled	(68,450)	$0.84— $32.38	$7.67
Exercised	(291,186)	$0.66— $0.88	$0.78
Outstanding at December 31, 2001	2,309,274	$0.69— $38.00	$8.92

Exercisable at December 31, 2001	559,464	$0.69— $38.00	$2.03

Options Outstanding

Options Exercisable

Range of Exercise Price	Number Outstanding at December 31, 2001	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2001	Weighted Average Exercise Prices
$0.00—$3.80	808,464	7.5	$1.87	521,614	$0.82
$3.80—$7.60	92,900	9.8	$6.64	—	—
$7.60—$11.40	93,000	9.7	$9.65	—	—
$11.40—$15.20	1,099,560	9.2	$12.16	16,250	$14.94
$15.20—$19.00	96,250	8.8	$16.62	1,875	$15.93
$19.00—$22.80	95,500	8.8	$20.50	15,875	$20.74
$22.80—$26.60	12,200	8.6	$24.95	1,000	$25.00
$26.60—$30.40	11,200	8.8	$28.84	2,800	$28.84
$30.40—$38.00	200	8.8	$38.00	50	$38.00
	2,309,274	8.6	$8.92	559,464	$2.03

The Company had 1,399,540 and 604,100 shares available for grant as of December 31, 2001 and 2000, respectively.

During 2001 and 2000, the weighted average fair value of options granted was $8.91 and $9.76 respectively.

In 2000, the Company granted options to purchase 8,000 shares of common stock with a weighted average exercise price of $24.94 per share to non-employees. The Company determined that the fair value of these options totaled $68,000 using the Black-Scholes option model. The fair value of these options will be recorded as a charge to operations as the options vest.

Stock-Based Compensation

The Company elected to account for its stock-based compensation plan under APB 25.  However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 2001 and 2000 using the Black-Scholes option pricing model as prescribed by SFAS No. 123, using the following weighted-average assumptions for grants in 2001, 2000 and 1999:

	2001	2000	1999
Risk-free interest rate	3.65%—5.19%	5.17%—6.69%	5.08%—6.41%
Expected dividend yield	—	—	—
Expected life	5 years	5 years	10 years
Expected volatility	101%	185%	67%

The total value of options granted during 2001, 2000, and 1999 would be amortized on a pro forma basis over the vesting period of the options.  Options generally vest equally over two or four years.

If the Company had accounted for these plans in accordance with SFAS No. 123, the Company’s net loss and net loss per share would have increased as reflected in the following pro forma amounts:

	For the Years Ended December 31,
	2001	2000	1999
	(in thousands)
Net loss—
As reported	$(13,862)	$(3,395)	$(1,057)
Pro forma	$(17,710)	$(4,537)	$(1,557)
Net loss per share—
As reported	$(1.30)	$(0.39)	$(0.28)
Pro forma	$(1.66)	$(0.52)	$(0.41)

(13)     EMPLOYEE STOCK PURCHASE PLAN

In May 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Stock Purchase Plan”), which permits the eligible employees of the Company and its subsidiaries to purchase shares of the Company’s common stock, at a discount, through regular monthly payroll deductions of up to 10% of their pre-tax gross salary.  Subject to adjustment for stock splits, stock dividends and similar events, a maximum of 100,000 shares of common stock may be issued under the Stock Purchase Plan.  For the year ended December 31, 2001, there were 9,380 shares issued under the Stock Purchase Plan.

(14)     EMPLOYEE BENEFIT PLANS

On January 17, 1994, the Company established the StockerYale 401(k) Plan (the Plan).  Under the Plan, employees are allowed to make pretax retirement contributions.  In addition, the Company may make matching contributions, not to exceed 100% of the employee contributions, and profit sharing contributions at its discretion. The Company made matching contributions of $57,000, $38,000, and $36,000 in fiscal years 2001, 2000, and 1999, respectively. The Company incurred costs of approximately $12,000, $5,000, and $5,000 in 2001, 2000, and 1999, respectively, to administer the Plan.

(15)     COMMITMENTS AND CONTINGENCIES

The Company leases facilities and equipment under operating leases. The future minimum lease payments as of December 31, 2001 are as follows (in thousands):

For the Year Ending December 31,	Amount
(in thousands)
2002	$183
2003	125
2004	39
Thereafter	11
Total minimum lease payments	$358

Total rent expense for operating leases charged to operations was $207,000, $164,000 and $52,000 in 2001, 2000 and 1999, respectively.

The Company is party to various legal proceedings generally incidental to its business. Although the disposition of such legal proceedings cannot be determined with certainty it is the Company’s opinion that any pending or threatened litigation will not have a material adverse effect on the Company’s financial condition.

(16)     JOINT VENTURES AND OTHER INVESTMENTS

In June 2000, the Company purchased 75,075 shares for $250,000 to obtain a less than 1% interest in the Giant Loop Corporation. The investment is accounted for on the cost basis and is adjusted for any other than temporary impairment in value. No impairment was recorded in 2001.

On October 12, 2000, the Company entered into a joint venture with Dr. Nicolae Miron and formed Optune Technologies, Inc., a Quebec corporation, to develop a new class of tunable optical filters.  Under the terms of this joint venture arrangement, the Company owns a 49% equity interest in Optune and the Company agreed to contribute an aggregate of $4,000,000 to cover all operating costs of the joint venture including salaries, equipment and facility costs. The contributions are to be made over a two-year period pursuant to a fixed milestone schedule. The Company is recording 100% of the losses associated with the research and development joint venture in the accompanying statement of operations as research and development expense. As of December 31, 2001, the Company has provided approximately $936,000 CDN ($600,000 USD) of funding to the joint venture and recorded approximately $400,000 USD of research and development expenses related to the operating losses for the year ended December 31, 2001.

In April 2001, the Company entered into a research and development joint venture agreement to form Innovative Specialty Optical Fiber Components LLC with Dr. Danny Wong, a scientist employed by the Company, to develop specialty optical fiber products. In exchange for a 60% ownership interest in Innovative Specialty Optical Fiber Components LLC, the Company has committed to fund up to $7.0 million over a two-year period to cover all operating costs of the majority owned subsidiary, including salaries, equipment and facility costs. Innovative Specialty Optical Fiber Components LLC has been consolidated by the Company and the Company has recorded 100% of the losses associated with Innovative Specialty Optical Fiber Components LLC as research and development expense in the accompanying statement of operations. For the year ending December 31, 2001, the Company has funded $324,000 and recorded an operating loss of  $94,000, related to the iSOF joint venture.

 (17)             SEGMENT INFORMATION

The Company has adopted the SFAS No. 131, Disclosures About Segments of an Enterprise and Related information.  SFAS No. 131 requires financial and supplementary information to be disclosed on an annual and interim basis of each reportable segment of an enterprise.  SFAS No. 131 also establishes standards for related disclosures about product and services, geographic areas and major customers.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief decision-making group, in making decisions how to allocate resources and assess performance.  The Company’s chief decision-maker is the chief executive officer.

The Company operated within a single segment of the electronics industry (Illumination Instruments) in 2001. The Company will operate in two segments in 2002-Illumination and Optical Components. The Company made significant investments in research and development and sales and marketing expenses as well as capital equipment and facilities during 2001 in support of its new optical components and specialty optical fiber business. However, revenues and gross profits and associated expenses from these businesses are not expected to be material to overall results until 2002. Therefore, the Company will segregate revenues, profits, expenses, and assets of the illumination and optical segments beginning in fiscal 2002.

The Company’s export sales are denominated in U.S. dollars. These sales are as follows:

Year Ended
December 31,	USA	Canada	Europe	Asia	Total
	(in thousands)
2001	$9,537	$1,883	$2,822	$1,339	$15,581
2000	$11,070	$1,822	$2,698	$2,776	$18,366
1999	$7,209	$1,615	$1,135	$1,523	$11,483

The Company’s long-term assets consist of property, plant and equipment located in the following geographic locations:

Year Ended
December 31,	USA	Canada	Europe	Asia	Total
	(in thousands)
2001	$17,443	$8,018	$325	$27	$25,813
2000	$5,146	$2,740	$343	$32	$8,261

(18)     SUBSEQUENT EVENTS

On March 8, 2002, the Company completed a private placement of 1,242,600 shares at $7.76 per share, which resulted in net proceeds to the Company of approximately $9.7 million. The Company did not engage either an underwriter or agent in this transaction. In connection with the private placement, the Company granted registration rights to investors. The registration rights granted to certain investors provide for liquidated damages, in the form of additional shares of the Company’s common stock in an amount equal to 15% of the total number of shares purchased by such investor, in the event that the registration statement filed with respect to such investor’s shares is not effective within 90 days after the closing of the purchase of such investor’s shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information pertaining to directors and executive officers of the Company is set forth under “Election of Directors” in the Company’s Proxy Statement for the Special Meeting in Lieu of an Annual Meeting of Stockholders to be held on May 15, 2002 (the “Proxy Statement”), and is incorporated herein by reference.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by the directors, executive officers and beneficial owners of more than 5% of the Company’s Common Stock required by this item is set forth under “Compliance with Section 16(a) of the Exchange Act” in the Company’s Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information pertaining to executive compensation is set forth under “Compensation of Executive Officers and Directors” in the Company’s Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information pertaining to security ownership of management and certain beneficial owners of Company Common Stock is set forth under “Voting Securities and Principal Holders Thereof” in the Company’s Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information pertaining to certain relationships and related transactions is set forth under “Certain Relationships and Related Transactions” in the Company’s Proxy Statement and is incorporated herein by reference.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

ON SCHEDULES

To StockerYale, Inc.

We have audited in accordance with accounting standards generally accepted in the United States, the consolidated financial statements included in StockerYale, Inc.’s Form 10-K and have issued our report thereon dated February 25, 2002 (except with respect to the matter discussed in Note 18, as to which the date is March 8, 2002). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Schedule II is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP
Arthur Andersen LLP
Boston, Massachusetts
February 25, 2002

STOCKERYALE, INC

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2001, 2000 and 1999

(in thousands)

		(Credit)
	Balance at	Charge to	Other	Balance at
	Beginning	Costs and	Charges	End
	of Period	Expenses	Deductions (1)	of Period
2001
Allowance for doubtful accounts	$134	$143	$(149)	$128
2000
Allowance for doubtful accounts	$72	$64	$(2)	$134
1999
Allowance for doubtful accounts	$49	$23	—	$72

(1) Reflects uncollectible accounts written off.

ITEM 14. EXHIBITS, LISTS, AND REPORTS ON FORM 8-K

(a)           The following is a complete list of Exhibits filed as part of this Form 10-K.

Exhibit
Number		Description

	3.1(a)	Amended and Restated Articles of Organization of StockerYale, Inc., incorporated by reference to Exhibit 3.1 of StockerYale, Inc.’s Form 10–KSB for the fiscal year ended December 31, 2000.

3.1(b)

Amendment, dated May 24, 2001, to the Amended and Restated Articles of Organization of StockerYale, Inc., incorporated by reference to Exhibit 3.1 of StockerYale, Inc.’s Form 10–QSB for the fiscal quarter ended June 30, 2001.

	3.2	Amended and Restated Bylaws of StockerYale, Inc., incorporated by reference to Exhibit 3.2 of StockerYale, Inc.’s Form 10-SB, as amended, filed on November 2, 1995.

	10.1(a)	1996 Stock Option and Incentive Plan, incorporated by reference to Exhibit 99.1 of the Form S-8 filed by StockerYale, Inc. on June 9, 2000 (No. 333-39080).

*	10.1(b)	Form of Incentive Option Agreement for employees under the 1996 Stock Option and Incentive Plan.

*	10.1(c)	Form of Nonqualified Option Agreement for employees under the 1996 Stock Option and Incentive Plan.

*	10.1(d)	Form of Nonqualified Option Agreement for non-employee directors under the 1996 Stock Option and Incentive Plan.

10.2

Form of Option Agreement for Outside Directors outside the Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit 10.9 of StockerYale, Inc.’s Form 10-SB, as amended, filed on November 2, 1995.

	10.3(a)	2000 Stock Option and Incentive Plan, incorporated by reference to Exhibit 99.1 to the Form S-8 filed by StockerYale, Inc. on June 9, 2000 (No. 333-39082).

	10.3(b)	Amendment No. 1 to the 2000 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.3(e) of StockerYale, Inc.’s Form 10–QSB for the fiscal quarter ended June 30, 2001.

10.3(c)

Amended Form of Incentive Stock Option Agreement for employees under the 2000 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.3(f) of StockerYale, Inc.’s Form 10–QSB for the fiscal quarter ended June 30, 2001.

10.3(d)

Amended Form of Nonqualified Stock Option Agreement for employees under the 2000 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.3(g) of StockerYale, Inc.’s Form 10–QSB for the fiscal quarter ended June 30, 2001.

10.3(e)

Amended Form of Nonqualified Stock Option Agreement for Outside Directors under the 2000 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.3(h) of StockerYale, Inc.’s Form 10–QSB for the fiscal quarter ended June 30, 2001.

	10.4(a)	2000 Employee Stock Purchase Plan, incorporated by reference to Exhibit 99.1 to the Form S-8 filed by StockerYale, Inc. on June 9, 2000 (No. 333-39082).

*	10.4(b)	Amendment No. 1 to 2000 Employee Stock Purchase Plan, dated June 26, 2001.

10.5

Voting, Support and Exchange Agreement between Lasiris Holding, Inc., StockerYale, Inc. and the stockholders’ of Lasiris, Inc. and certain other parties named therein, dated May 13, 1998, incorporated by reference to Exhibit 10.16(a) of StockerYale, Inc.’s Form 10-QSB, as amended, for the fiscal quarter ended June 30, 1998.

10.6

Employment Agreement by and among Lasiris, Inc., StockerYale, Inc. and Alain Beauregard, dated as of May 13, 1998, incorporated by reference to Exhibit 10.16(b) of StockerYale, Inc.’s Form 10-QSB, as amended, for the fiscal quarter ended June 30, 1998.

	10.7	Lasiris, Inc. Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.16(d) of StockerYale, Inc.’s Form 10-QSB, as amended, for the fiscal quarter ended June 30, 1998.

10.8(a)

Stock Purchase Agreement by and among StockerYale, Inc., CorkOpt Ltd., W.M.Kelly, Gary Duffy and Thomas Meade, incorporated by reference to  Exhibit 2.1 of StockerYale, Inc.’s Form 8-K, filed on June 30, 2000.

10.8(b)

Stock Purchase Agreement between University College Cork — National University of Ireland, Cork and StockerYale, Inc., incorporated by reference to Exhibit 2.2 of StockerYale, Inc.’s Form 8-K, filed on June 30, 2000.

	10.8(c)	Stock Purchase Agreement between Anne Kelly and StockerYale, Inc., incorporated by reference to Exhibit 2.3 of StockerYale, Inc.’s Form 8-K, filed on June 30, 2000.

	10.8(d)	Stock Purchase Agreement between Gerard Conlon and StockerYale, Inc., incorporated by reference to Exhibit 2.4 of StockerYale, Inc.’s Form 8-K, filed on June 30, 2000.

	10.8(e)	Stock Purchase Agreement between Enterprise Ireland and StockerYale, Inc., incorporated by reference to Exhibit 2.5 of StockerYale, Inc.’s Form 8-K, filed on June 30, 2000.

10.8(f)

Deed of Tax Indemnity by and among StockerYale, Inc., CorkOpt Ltd., W.M. Kelly, Gary Duffy and Thomas Meade., incorporated by reference to Exhibit 2.6 of StockerYale, Inc.’s Form 8-K, filed on June 30, 2000.

10.8(g)	Deed of Indemnity by Liam Kelly in favor of CorkOpt Ltd. and StockerYale, Inc., incorporated by reference to Exhibit 2.7 of StockerYale, Inc.’s Form 8-K, filed on June 30, 2000.

10.8(i)	Assignment of certain inventions by William Kelly to CorkOpt Ltd., incorporated by reference to Exhibit 10.2 of StockerYale, Inc.’s Form 8-K, filed on June 30, 2000.

10.8(j)	License Agreement between William Kelly and CorkOpt Ltd., incorporated by reference to Exhibit 10.3 of StockerYale, Inc.’s Form 8-K, filed on June 30, 2000.

10.9(a)

Subscription Agreement, dated November 17, 2000, between StockerYale, Inc. and Optune Technologies, Inc., incorporated by reference to Exhibit 10.5(a) of StockerYale, Inc.’s Form 10–KSB for the fiscal year ended December 31, 2000.

10.9(b)

Stockholders Agreement, dated November 17, 2000, by and among Optune Technologies, Inc., StockerYale, Inc. and Nicolae Miron, incorporated by reference to Exhibit 10.5(b) of StockerYale, Inc.’s Form 10–KSB for the fiscal year ended December 31, 2000.

10.10

Limited Liability Company Agreement of Innovative Specialty Optical Components, LLC, dated as of April 26, 2001, incorporated by reference to Exhibit 10.7 of StockerYale, Inc.’s Form 10-QSB for the fiscal quarter ended June 30, 2001.

10.11

Purchase and Sale Agreement, dated as of August 28, 1995, by and between the Company and John Hancock Mutual Life Insurance Company, incorporated by reference to Exhibit 10.6 of StockerYale, Inc.’s Form 10-SB, as amended, filed on November 2, 1995.

10.12(a)

Promissory Note, due August 29, 2011, issued by StockerYale, Inc. to Granite Bank, incorporated by reference to Exhibit 10.14(a) of StockerYale, Inc.’s Form 10-KSB for the fiscal year ended December 31, 1996.

10.12(b)

Mortgage Deed and Security Agreement, dated August 29, 1996, granted by StockerYale, Inc. to Granite Bank, incorporated by reference to Exhibit 10.14(b) of StockerYale, Inc.’s Form 10-KSB for the fiscal year ended December 31, 1996.

10.12(c)

Collateral Assignment of Leases and Rents, dated August 29, 1996, granted by StockerYale, Inc. to Granite Bank, incorporated by reference to Exhibit 10.14(c) of StockerYale, Inc.’s Form 10-KSB for the fiscal year ended December 31, 1996.

10.13(a)

Credit Agreement, dated as of May 13, 1998, by and between Toronto-Dominion Bank and Lasiris, Inc., incorporated by reference to Exhibit 10.17(a) of StockerYale, Inc.’s Form 10-QSB, as amended, for the fiscal quarter ended June 30, 1998.

10.13(b)

Guarantee and Postponement of Claim, dated as of May 13, 1998, by StockerYale, Inc., incorporated by reference to Exhibit 10.17(b) of StockerYale, Inc.’s Form 10-QSB, as amended, for the fiscal quarter ended June 30, 1998.

*	10.13(c)	Amendment to Toronto Dominion Credit Facility dated December 5, 2000.

10.14(a)

Reducing Revolver Loan and Security Agreement, dated as of May 3, 2001, by and between Merrill Lynch Financial Services Inc. and StockerYale, Inc., as amended by letter dated May 16, 2001, incorporated by reference to Exhibit 10.8(a) of StockerYale, Inc.’s Form 10-QSB for the fiscal quarter ended June 30, 2001.

10.14(b)

Loan and Security Agreement, dated as of May 3, 2001, by and between Merrill Lynch Financial Services Inc. and StockerYale, Inc., as amended by letter dated May 16, 2001, incorporated by reference to Exhibit 10.8(b) of StockerYale, Inc.’s Form 10-QSB for the fiscal quarter ended June 30, 2001.

10.14(c)

Financial Asset Security Agreement, dated as of May 1, 2001, by and between Merrill Lynch Financial Services Inc. and StockerYale, Inc., incorporated by reference to Exhibit 10.8(c) of StockerYale, Inc.’s Form 10–QSB for the fiscal quarter ended June 30, 2001.

*21.1	Subsidiaries of the Company

*23.1	Consent of Arthur Andersen LLP

*99.1	Letter to Securities and Exchange Commission pursuant to Temporary Note 3T regarding Arthur Andersen LLP

*	Filed herewith

(b)	Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf, thereunto duly authorized.

STOCKERYALE, INC.

Date:	April 1, 2002	By:	/s/ Mark W. Blodgett
Mark W. Blodgett, Chairman
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

Signature	Title	Date

/s/ Mark W. Blodgett	Chairman of the Board	April 1, 2002
Mark W. Blodgett	of Directors and Chief
Executive Officer

/s/ Alain Beauregard	President, Chief Technology	April 1, 2002
Alain Beauregard	Officer and Director

/s/ Lawrence Blodgett	Director	April 1, 2002
Lawrence Blodgett

/s/ Clifford Abbey	Director	April 1, 2002
Clifford Abbey

/s/ Steven E. Karol	Director	April 1, 2002
Steven E. Karol

/s/ Raymond J. Oglethorpe	Director	April 1, 2002
Raymond J. Oglethorpe

/s/ Dr. Herbert Cordt	Director	April 1, 2002
Dr. Herbert Cordt

/s/ Francis J. O’Brien	Executive Vice President, Chief	April 1, 2002
Francis J. O’Brien	Financial Officer and Treasurer