Form 10-K405/A
period 2001-12-31
STOCKERYALE INC
filed 2002-04-04
CIK 94538

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

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

	TABLE OF CONTENTS

	PART II

Item 8.	Financial Statements	3

	PART III

Item 14.	Exhibits, List and Reports on Form 8-K	26

	Signatures

PART II

ITEM 8 - FINANCIAL STATEMENTS

The information required by Item 8 is presented on pages 4 through 25 of this Form 10–K.

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

Arthur Andersen LLP

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

PART III

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

*	*21.1	Subsidiaries of the Company

*	*23.1	Consent of Arthur Andersen LLP

	*99.1	Letter to Securities and Exchange Commission pursuant to Temporary Note 3T regarding Arthur Andersen LLP

*	Previously filed
**	Filed herewith

(b)	Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf, thereunto duly authorized.

STOCKERYALE, INC.

Date:	April 4, 2002	By:	/s/ Francis J. O’Brien
Francis J. O’Brien,
Executive Vice President, Chief Financial Officer and Treasurer