Form 10-Q
period 2002-03-31
STOCKERYALE INC
filed 2002-05-15
CIK 94538

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

Commission file number 0-5460

STOCKERYALE, INC.

(Exact name of registrant as specified in its charter)

Massachusetts	04-2114473
(State of Incorporation)	(I.R.S. Employer Identification Number)

32 Hampshire Road, Salem, New Hampshire 03079	(603) 893-8778
(Address of registrant’s principal executive office)	(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

As of April 30, 2002 there were 12,055,048 shares of the issuer’s common stock outstanding.

STOCKERYALE, INC.

            ITEM 1 – FINANCIAL STATEMENTS

STOCKERYALE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

Assets	March 31, 2002	December 31, 2001
Current Assets:
Cash and cash equivalents	$6,195	$1,576
Restricted cash	2,000	2,000
Trade receivables, less reserves of approximately $142 and $128 at March 31, 2002 and December 31, 2001, respectively	2,547	2,091
Inventories	5,009	5,224
Prepaid expenses and other current assets	763	1,078
Total current assets	16,514	11,969

Property, Plant and Equipment, net	25,471	25,813
Goodwill, net of accumulated amortization	2,677	2,419
Identified intangible assets, net of accumulated amortization	2,027	2,373
Other Long-Term Assets	656	786

	$47,345	$43,360

Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of long-term debt	$420	$339
Short-term debt	4,018	3,566
Accounts payable	2,121	3,791
Accrued expenses	1,468	1,438
Short-term lease obligation	92	147
Total current liabilities	8,119	9,281

Long-Term Debt and Capital Lease obligations	2,714	2,862

Other Long-Term Liabilities	891	929

Deferred Income Taxes	208	263

Stockholders’ Investment:
Common stock, par value $0.001
Authorized—100,000,000, Issued and outstanding — 12,004,784 and 11,391,825 at March 31, 2002 and December 31, 2001, respectively	12	11
Paid-in capital	68,032	58,309
Accumulated other comprehensive loss	(222)	(381)
Accumulated deficit	(32,409)	(27,914)
Total stockholders’ equity	35,413	30,025

	$47,345	$43,360

The accompanying notes are an integral part of these consolidated financial statements.

STOCKERYALE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

 (In thousands, except per share data)

	Three Months Ended March 31,
	2002	2001

Net Sales	$2,908	$4,925
Cost of Sales	2,584	2,701
Gross Profit	324	2,224

OPERATING EXPENSES:
Selling Expenses	1,034	764
General and Administrative Expenses	1,857	1,336
Amortization Expense	88	171
Research and Development Expenses	1,764	611
Total Operating Expenses	4,743	2,882

Operating Loss	(4,419)	(658)

INTEREST AND OTHER INCOME	9	236
INTEREST EXPENSE	(85)	(110)

Loss from operations before income tax provision	(4,495)	(532)

Income tax provision	0	93

Net Loss	$(4,495)	$(625)

Net Loss per Share-Basic and Diluted	$(0.36)	$(0.07)

Weighted Average Common Shares-Basic and Diluted	12,475	9,405

The accompanying notes are an integral part of these consolidated financial statements.

STOCKERYALE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

 (In thousands)

	Three Months Ended March 31
	2002	2001

Cash Flows from Operating Activities:
Net loss	$(4,495)	$(625)
Adjustments to reconcile net loss to net cash used in/provided by operating activities—
Depreciation and amortization	618	313
Deferred income taxes	(55)	(33)
Other changes in assets and liabilities–
Accounts receivable, net	(456)	(379)
Inventories	215	(385)
Prepaid expenses and other current assets	315	(470)
Accounts payable	(1,670)	509
Accrued expenses	30	(382)
Other assets and liabilities	(49)	—
Net cash used in operating activities	(5,547)	(1,452)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(188)	(1,641)
Net investment in joint venture	141	—
Net cash used in investing activities	(47)	(1,641)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	9,724	41
Borrowings (repayments) of bank debt	330	617
(Increase) decrease in note receivable	—	25
Net cash provided by (used in) financing activities	10,054	683

Effect of exchange rate on changes in cash	159	(224)

Net (Decrease) increase in Cash and Cash Equivalents	4,619	(2,634)

Cash and Cash Equivalents, beginning of period	1,576	12,987

Cash and Cash Equivalents, end of period	$6,195	$10,353

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$85	$92
Cash paid for taxes	$52	$37

The accompanying notes are an integral part of these consolidated financial statements.

STOCKERYALE, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2002

1.             BASIS OF PRESENTATION

The interim consolidated financial statements presented have been prepared by StockerYale, Inc. (the “Company”) without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2002 and 2001, (b) the financial position at March 31, 2002 and 2001, and (c) the cash flows for the three month periods ended March 31, 2002 and 2001. These interim results are not necessarily indicative of results for a full year or any other interim period.

The consolidated balance sheet presented as of December 31, 2001, has been derived from the consolidated financial statements that have been audited by the Company’s independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company.  The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.                                       EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic and diluted net loss per common share for the three months ended March 31, 2002 and 2001 is calculated by dividing the net loss applicable to common stockholders by the weighted average number of vested common shares outstanding.

3.                                       INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead. Inventories are as follows:

	March 31, 2002	December 31, 2001
	(in thousands)

Finished goods	$934	$1,040
Work-in-process	155	121
Raw materials	4,848	4,916

Reserve for obsolescence	(928)	(853)

	$5,009	$5,224

Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan and reduces the carrying cost of inventory to the lower of cost or market.

4.                                       COMPREHENSIVE INCOME/(LOSS)

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income (loss) is as follows:

	Three Months Ended
	March 31, 2002	March 31, 2001
	In thousands
Net loss	$(4,495)	$(625)

Other comprehensive income (loss):
Cumulative translation adjustment	(159)	(212)

Comprehensive loss	$(4,654)	$(837)

5.                                       JOINT VENTURES

On October 12, 2000, the Company entered into a joint venture with Dr. Nicolae Miron and formed Optune Technologies, Inc., a Quebec corporation, to develop a new class of tunable optical filters.  Under the terms of this joint venture arrangement, the Company owns a 49% equity interest in Optune and the Company agreed to contribute an aggregate of $4,000,000 to cover all operating costs of the joint venture including salaries, equipment and facility costs. The contributions are to be made over a two-year period pursuant to a fixed milestone schedule. The Company is recording 100% of the losses associated with the research and development joint venture in the accompanying statement of operations as research and development expense. The Company has recorded approximately $141,000 USD and $19,000 USD of research and development expenses related to the operating losses for the quarter ending March 31, 2002 and 2001, respectively.

In April 2001, the Company entered into a research and development joint venture agreement to form Innovative Specialty Optical Fiber Components LLC with Dr. Danny Wong, a scientist employed by the Company, to develop specialty optical fiber products. In exchange for a 60% ownership interest in Innovative Specialty Optical Fiber Components LLC, the Company has committed to fund up to $7.0 million over a two-year period to cover all operating costs of the majority owned subsidiary, including salaries, equipment and facility costs. Innovative Specialty Optical Fiber Components LLC has been consolidated by the Company and the Company has recorded 100% of the losses associated with Innovative Specialty Optical Fiber Components LLC as research and development expense in the accompanying statement of operations. During the quarter ending March 31, 2002, the Company has provided cash of  $291,000 and recorded an operating loss of  $317,000, related to the Innovative Specialty Optical Fiber Components LLC joint venture.

6.             USE OF ESTIMATES

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

7.             REVENUE RECOGNITION

The Company recognizes revenue from product sales at the time of shipment and when persuasive evidence of an arrangement exists, performance of seller’s obligation is complete, seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured.  If a loss is anticipated on any contract, a provision for the entire loss is made immediately. The Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, on December 3, 1999.  This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance, and the guidance was effective for the first quarter of fiscal 2000. This new guidance did not have a material effect on the Company's results of operations or financial position for the quarter ending March 31, 2002.

8.             RECENT ACCOUNTING PROUNCEMENTS

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

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which requires that the ratable amortization of goodwill and indefinite lived intangibles be replaced with periodic impairment tests and that most intangible assets other than goodwill be amortized over their useful lives. Certain intangibles will be allowed indefinite lives and will not be amortized but rather evaluated for impairment annually based on fair market value. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company has initially applied SFAS No. 142 and ceased goodwill amortization during the quarter ended March 31, 2002. Management has reviewed SFAS No. 142 and will perform the impairment tests during fiscal 2002 to determine if there has been or will be an impairment of goodwill. In addition, the Company will continue to amortize definite lived intangible assets over their useful lives. Goodwill amortization was $171,000 for the quarter ended March 31, 2001. Proforma net loss for the quarter ended March 31, 2001 would have been $454,000, excluding goodwill amortization expense after tax. Proforma basic and diluted loss per share for the quarter ended March 31, 2001 would have been $0.05.

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

9.             PRIVATE PLACEMENT

On March 8, 2002, the Company completed a private placement of 1,242,600 shares at $7.76 per share, which resulted in net proceeds to the Company of approximately $9.7 million. The Company did not engage either an underwriter or agent in this transaction. In connection with the private placement, the Company granted registration rights to investors. The registration rights granted to certain investors provide for liquidated damages, in the form of additional shares of the Company’s common stock in an amount equal to 15% of the total number of shares purchased by such investor, in the event that the registration statement filed with respect to such investor’s shares is not effective within 90 days after the closing of the purchase of such investor’s shares. The registration was filed on March 5, 2002 and became effective April 4, 2002; therefore, no liquidated damages were required.

10.           SUBSEQUENT EVENTS

On May 13, 2002, the Company announced the acquisition of Ciena Corporation’s speciality optical fiber (SOF) group. The acquisition included intellectual property related to Ciena’s specialty optical fiber technology; a fully-developed SOF product line; a three-year primary supply agreement between Ciena and the Company; and Ciena’s specialty fiber manufacturing equipment and related test and measurement assets. The purchase price of $550,000 included cash and stock of $350,000 and $200,000, respectively.

STOCKERYALE, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND OPERATING RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Company’s actual results could differ materially from those set forth in the forward-looking statements. When the Company use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and other similar expressions, they generally identify forward-looking statements.  Forward-looking statements include, for example, statements relating to acquisitions and related financial information, development activities, business strategy and prospects, future capital expenditures, sources and availability of capital, environmental and other regulations and competition.  Investors should exercise caution in interpreting and relying on forward-looking statements since they involve known risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect our actual results, performance or achievements. Such factors include, without limitation: market conditions that could make it more difficult or expensive for the Company to obtain the necessary capital to finance its joint ventures and strategic initiatives; the existence of other independent suppliers of optical fiber, who may have greater resources than the Company; and the uncertainty that the Company’s significant investments in R&D will not result in products that achieve market acceptance.  Additional such factors are discussed in the Section entitled “Certain Factors Affecting Future Operating Results” on page 25 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto and with our audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Fiscal Quarters Ended March 31, 2002 and 2001

Net Sales

For the quarter ended March 31, 2002, net sales declined $2 million or 41% from $4.9 million in 2001 to $2.9 million. The slowdown in the semiconductor, electronic assembly, and telecommunication industries, which impacted StockerYale beginning in the second quarter of 2001, resulted in revenue declines in the illumination and optical component businesses.

Gross Profits

Gross profits declined from 45% in the first quarter of 2001 to 11% in the first quarter of 2002 due to unabsorbed overhead costs related to the revenue decline as well as higher depreciation and staffing costs directly associated with our investment in the optical components business.

Operating Expenses

Operating expenses increased from $2.9 million in the first quarter of 2001 to $4.7 million in the first quarter of 2002 primarily due to salaries, benefits and prototype development costs associated with an increase in headcount and infrastructure to support the R&D efforts in the specialty optical fiber and optical components businesses.

Interest Expense

Interest expense was $85,000 in the first quarter of fiscal 2002 compared to $110,000 in 2001. The decrease in interest expense resulted primarily from a decrease in borrowings to fund operating losses and working capital due to the funds raised in the private placement.

Net Loss

Net loss for the three months ended March 31, 2002 was $4.5 million compared to a net loss of $.6 million for the same period in 2001.

Provision (Benefit) for Income Taxes

The Company did not record a net tax benefit from the operating loss in the current quarter. Based upon historical losses, the Company has provided a valuation allowance for a portion of the deferred tax assets that may not be realized.

Liquidity and Capital Resources

On March 8, 2002, the Company completed a private placement of 1,242,600 shares of common stock at a price of $7.76 per share with net proceeds of approximately $9.7 million.

For the three months ended March 31, 2002, unrestricted cash and cash equivalents increased $4.6 million. Cash used in operating activities was $5.5 million in the first three months of fiscal 2002 which primarily resulted from an operating loss of $4.5 million and a decrease in accounts payable of 1.7 million offset by depreciation and amortization of $.6 million.

Cash used in investing activities was $47,000 primarily due to an increase in fixed assets, offset by the losses recognized for the Optune joint venture.

Cash of $10.1 million was provided by financing activities primarily due to the receipt of $9.7 million from the sale of 1,242,600 shares at $7.76 in a private placement of common stock.

On May 19, 2001, the Company entered into a credit agreement with Merrill Lynch Financial Services, Inc. providing total borrowing availability up to $6,000,000. Initial proceeds were used to pay off the credit agreement between the Company and Wells Fargo Business Credit, Inc. The new credit facility with Merrill Lynch consists of a line of credit of up to $2,500,000 and a reducing revolver in the amount of $3,500,000. On April 24, 2002, the Company entered into an amendment of the credit agreement, which increased the borrowing availability up to $7,000,000 by increasing the line of credit to $3,500,000 and maintaining the reducing revolver at $3,500,000. As of March 31, 2002, $3,239,000 was outstanding under the reducing revolver. Approximately $3,761,000 was available for additional borrowings through the reducing revolver and the line of credit. The outstanding principal balance of all advances under this credit facility bears interest at 2.5% over the one month LIBOR rate. As of March 31, the interest rate was approximately 4.3%. The Company’s obligations under this credit facility are secured by substantially all the Company’s assets, excluding real property, plus a pledge of restricted cash in the amount of $2,000,000. In addition, the Company is required to maintain a $7.8 million Tangible Net Worth. The Company is in compliance with all provisions of the credit agreement. These restrictions will lapse when the Company achieves profitability or at such time as no balance is outstanding. The reducing revolver is a seven-year loan with monthly principal and interest payments. The line of credit is subject to an annual renewal.

The Company’s headquarters in Salem, New Hampshire is subject to a mortgage and note issued to Granite Bank on August 26, 1996 (the “Granite Note”). The Granite Note, in an initial principal amount of $1,500,000 is due August 29, 2011. The Granite Note bears interest at a rate of 7.5% per annum and is reviewed annually in August. The principal and interest are repayable in 180 equal monthly installments. In accordance with the terms of the Granite Note, the Company may prepay amounts outstanding thereunder, in whole or in part, at any time without premium or penalty. As of March 31, 2002, the outstanding balance on the Granite Note was $1,173,000.

On May 20, 1997, the Company entered into an equipment line of credit agreement with Granite Bank to finance capital equipment related to new product development. The line of credit provides that equipment purchases will be converted quarterly into a series of five year notes, not to exceed $500,000 in the aggregate, bearing interest at the bank’s prime rate plus .75%.  As of March 31, 2002, the Company had borrowed $74,000 pursuant to such line of credit.

On December 5, 2000, StockerYale Canada amended its credit agreement with Toronto Dominion Bank.  The credit agreement provides for (a) a $3,500,000 CDN operating line of credit of which $1,000,000 CDN must be offset by credit balances; (b) two mortgage loans for $2,020,000 CDN and (c) four term notes totaling up to $1,049,000 CDN. The line of credit bears interest at 1% over Toronto Dominion’s prime rate, requires monthly payments of interest only, and is payable on demand.  As of March 31, 2002, $1,243,504 CDN ($779,925 US) was outstanding under the line of credit and approximately $2,256,496 ($1,415,274 US) was available for additional borrowings. The mortgage requires monthly principal payments of $10,797 CDN (approximately $7,200 US) and $1,111 CDN (approximately $698 US) plus interest at prime rate plus 0.875% and mature in December 2015 and July 2016. As of March 31, 2002, the outstanding balance on the mortgage loans was $1,972,653 CDN ($1,237,248 US). The four term loans require monthly principle payments of approximately $36,125 CDN ($22,694 US) plus interest ranging from the prime rate plus 1.25% to 2.0% and mature between May 2002 and October 2006. On March 31, 2002, the outstanding aggregate balance on the term loans was $769,996 CDN ($482,941 US).

On October 12, 2000, the Company entered into a joint venture with Dr. Nicolae Miron and formed Optune Technologies, Inc., a Quebec corporation, to develop a new class of tunable optical filters.  Under the terms of this joint venture arrangement, the Company owns a 49% equity interest in Optune and the Company agreed to contribute an aggregate of $4,000,000 to cover all operating costs of the joint venture including salaries, equipment and facility costs. The contributions are to be made over a two-year period pursuant to a fixed milestone schedule. The Company is recording 100% of the losses associated with the research and development joint venture in the accompanying statement of operations as research and development expense. The Company has recorded approximately $141,000 USD and $19,000 USD of research and development expenses related to the operating losses for quarter ending March 31, 2002 and 2001, respectively.

In April 2001, the Company entered into a research and development joint venture agreement to form Innovative Specialty Optical Fiber Components LLC with Dr. Danny Wong, a scientist employed by the Company, to develop specialty optical fiber products. In exchange for a 60% ownership interest in Innovative Specialty Optical Fiber Components LLC, the Company has committed to fund up to $7.0 million over a two-year period to cover all operating costs of the majority owned subsidiary, including salaries, equipment and facility costs. Innovative Specialty Optical Fiber Components LLC has been consolidated by the Company and the Company has recorded 100% of the losses associated with Innovative Specialty Optical Fiber Components LLC as research and development expense in the accompanying statement of operations. During the quarter ending March 31, 2002, the Company has provided cash of $291,000 and recorded an operating loss of  $317,000, related to the Innovative Specialty Optical Fiber Components LLC joint venture.

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

Critical Accounting Policies, Commitments and Certain Other Matters

The Company considered the disclosure requirements of FR-60 regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

STOCKERYALE, INC.

PART II – Other Information

March 31, 2002

ITEM  1 – LEGAL PROCEEDINGS

At times the Company may be involved in disputes and/or litigation with respect to its products and operations in its normal course of business. The Company does not believe that the ultimate impact of the resolution of such matters would have a material adverse effect on the Company’s financial condition or results of operations. The Company is not currently involved in any legal proceedings.

ITEM 2 – CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 8, 2002, the Company completed a private placement of 1,242,600 shares of its common stock, par value $.001 per share. The Company offered these shares $7.76 per share.  The Company did not engage either an underwriter or agent in this transaction. The private placement resulted in net proceeds to the Company of approximately $9.7 million. Proceeds will be used for working capital purposes.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY

Not applicable

ITEM 5 – OTHER INFORMATION

Not applicable

ITEM 6 – EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)           The following is a complete list of Exhibits filed as part of this Form 10- Q

Exhibit Number	Description
10.8 (a)	Credit Agreement, dated as of May 3, 2001, by and between Merrill Lynch Financial Services Inc. and StockerYale, Inc. as amended by letters dated April 19, 2002 and May 16, 2001.

(b)           Reports on Form 8-K - None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

StockerYale, Inc.

May 15, 2002	/s/ Mark W. Blodgett
Mark W. Blodgett,
Chairman and Chief Executive Officer

May 15, 2002	/s/ Francis J. O’Brien
Francis J. O’Brien,
Chief Financial Officer and Treasurer