Form 10-Q
period 2002-06-30
STOCKERYALE INC
filed 2002-08-14
CIK 94538

\

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

Commission file number 0-5460

STOCKERYALE, INC.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2114473
(State of Incorporation)	(I.R.S. Employer Identification Number)

32 Hampshire Road, Salem, New Hampshire 03079
(Address of registrant’s principal executive office)

(603) 893-8778
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒   Yes   ☐   No

As of July 31, 2002 there were 12,453,475 shares of the issuer’s common stock outstanding.

STOCKERYALE, INC.

FORM  10 - Q

PART  I

ITEM  1

ITEM 1 – FINANCIAL STATEMENTS

STOCKERYALE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

 (In thousands, except share and per share data)

	June 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,277	$1,576
Restricted cash	2,000	2,000
Trade receivables, less reserves of $156 and $128 at June 30, 2002 and December 31, 2001, respectively	3,072	2,091
Inventories	5,062	5,224
Prepaid expenses and other current assets	952	1,078
Total current assets	14,363	11,969

PROPERTY, PLANT AND EQUIPMENT, NET	26,250	25,813
GOODWILL, NET	2,677	2,677
IDENTIFIED INTANGIBLE ASSETS, NET	1,948	2,115
OFFICER NOTE RECEIVABLE	250	—
OTHER LONG-TERM ASSETS	469	786
	$45,957	$43,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$427	$339
Short-term debt	5,863	3,566
Accounts payable	1,889	3,791
Accrued expenses	1,537	1,438
Short-term lease obligation	96	147
Total current liabilities	9,812	9,281

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,692	2,862

OTHER LONG-TERM LIABILITIES	935	929

DEFERRED INCOME TAXES	172	263

COMMITMENTS AND CONTINGENCIES (SEE NOTE 5)

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001
Authorized—100,000,000, Issued and outstanding — 12,751,062 and 11,391,825 at June 30, 2002 and December 31, 2001, respectively	13	11
Paid-in capital	68,326	58,309
Accumulated other comprehensive loss	85	(381)
Accumulated deficit	(36,078)	(27,914)
Total stockholders’ equity	32,346	30,025
	$45,957	$43,360

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

NET SALES	$3,523	$3,602	$6,431	$8,529
COST OF SALES	2,907	2,355	5,491	5,056
Gross Profit	616	1,247	940	3,473

OPERATING EXPENSES:
Selling Expenses	869	1,004	1,903	1,842
General and Administrative Expenses	1,445	2,534	3,300	3,870
Amortization Expense	79	169	169	340
Research and Development Expenses	1,987	1,139	3,751	1,675
Total Operating Expenses	4,380	4,846	9,123	7,727

Operating Loss	(3,764)	(3,599)	(8,183)	(4,254)

Interest and other income/(expense)	180	(13)	189	225
Interest Expense	85	178	170	289

Loss from operations before income tax	(3,669)	(3,790)	(8,164)	(4,318)

Income tax (benefit)	—	(158)	—	(64)

Net Loss	$(3,669)	$(3,632)	$(8,164)	$(4,254)

Net Loss per Share-Basic and Diluted	$(0.29)	$(0.34)	$(0.65)	$(0.43)

Weighted Average Common Shares-Basic and Diluted	12,721	10,599	12,598	10,002

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,164)	$(4,254)
Adjustments to reconcile net loss to net cash used in operating activities–
Depreciation and amortization	1,390	631
Loss on disposal of equipment	—	3
Deferred income taxes	(91)	(62)
Loss on investment in joint venture	287	112
Other changes in assets and liabilities–
Accounts receivable, net	(721)	(95)
(Increase) decrease in officer note receivable	(250)	—
Inventories	162	(1,066)
Prepaid expenses and other current assets	126	(678)
Accounts payable	(1,902)	336
Accrued expenses	93	(595)
Net cash provided by (used in) operating activities	(9,070)	(5,668)

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,460)	(6,739)
Net investment in joint venture	(260)	(600)
Restricted cash related to line of credit	—	(1,500)
Net cash used in investing activities	(1,720)	(8,839)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	9,819	16,137
Borrowings (repayments) of bank debt	2,164	2,095
(Increase) decrease in note receivable	42	65
Net cash provided by (used in) financing activities	12,025	18,297

EFFECT OF EXCHANGE RATE ON CHANGES IN CASH	466	(11)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,701	3,779

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,576	12,487
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,277	$16,266

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$170	$289
Stock issued in Ciena acquisition	$200	$—

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

Notes to Consolidated Financial Statements

June 30, 2002

1.               BASIS OF PRESENTATION

The interim consolidated financial statements presented have been prepared by StockerYale, Inc. (the “Company”) without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2002 and 2001, (b) the financial position at June 30, 2002 and December 31, 2001, and (c) the cash flows for the six month periods ended June 30, 2002 and 2001. These interim results are not necessarily indicative of results for a full year or any other interim period.

The consolidated balance sheet presented as of December 31, 2001, has been derived from the consolidated financial statements that have been audited by independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.               EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic and diluted net loss per common share for the three and six months ended  June 30, 2002 and 2001 is calculated by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding. There were 2,929,319 and 2,369,214 options outstanding as of June 30, 2002 and 2001, respectively which were not included in the diluted per share calculation because their inclusion would be anti-dilutive.

3.                    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead. Inventories are as follows:

	June 30, 2002	December 31, 2001
	(in thousands)

Finished goods	$1,156	$1,040
Work-in-process	144	121
Raw materials	3,762	4,063

	$5,062	$5,224

Management performs periodic reviews of inventory and disposes of items not required

4.                    COMPREHENSIVE INCOME/(LOSS)

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(In thousands)

Net (loss)	$(3,669)	$(3,632)	$(8,164)	$(4,254)
Other comprehensive income (loss):
Cumulative translation adjustment	307	(126)	466	3
Comprehensive loss	$(3,362)	$(3,758)	$(7,698)	$(4,251)

5.                    JOINT VENTURES

On October 12, 2000, the Company entered into a joint venture with Dr. Nicolae Miron and formed Optune Technologies, Inc., a Quebec corporation, to develop a new class of tunable optical filters.  Under the terms of this joint venture arrangement, the Company owns a 49% equity interest in Optune and the Company agreed to contribute an aggregate of $4,000,000 to cover all operating costs of the joint venture including salaries, equipment and facility costs. The contributions are to be made over a two-year period pursuant to a fixed milestone schedule. The Company is recording 100% of the losses associated with the research and development joint venture in the accompanying statement of operations as research and development expense. The Company provided approximately $936,000 CDN ($600,000 USD) through December 31, 2001. For the three months ended June 30, 2002 and 2001, the Company has provided $207,000 CDN ($137,000 USD) and $70,000 CDN ($46,000 USD) of funding to the joint venture and recorded approximately $146,000 and $91,000 of research and development expenses related to the operating losses, respectively. The Company has provided $394,000 CDN ($260,000 USD) and $140,000 CDN ($92,000 USD) of funding to the joint venture and recorded approximately $287,000 USD and $112,000 USD of research and development expenses related to the operating losses for the six months ending June 30, 2002 and 2001, respectively.

In April 2001, the Company entered into a research and development joint venture agreement to form Innovative Specialty Optical Fiber Components LLC with Dr. Danny Wong to develop specialty optical fiber products. In exchange for a 60% ownership interest in Innovative Specialty Optical Fiber Components LLC, the Company has committed to fund up to $7.0 million over a two-year period to cover all operating costs of the majority owned subsidiary, including salaries, equipment and facility costs. Innovative Specialty Optical Fiber Components LLC has been consolidated by the Company and the Company has recorded 100% of the losses associated with Innovative Specialty Optical Fiber Components LLC as research and development expense in the accompanying statement of operations. The Company provided approximately $418,000 of funding through December 31, 2001. During the three months ended June 30, 2002 and 2001, the Company has provided $8,000 and $0 of funding related to the Innovative Specialty Optical Fiber Components LLC joint venture and recorded $246,000 and $0 of research and development expenses relating to the operating losses for the three months ending June 30, 2002 and 2001, respectively. During the six months ending June 30, 2002 and 2001, the Company has provided $299,000 and $0 of funding related to the Innovative Specialty Optical Fiber Components LLC joint venture, and recorded $510,000 and $0 of research and development expenses relating to the operating losses for the six months ending June 30, 2002 and 2001, respectively.

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

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which requires that the ratable amortization of goodwill and indefinite lived intangibles be replaced with periodic impairment tests and that most intangible assets other than goodwill be amortized over their useful lives. Certain intangibles will be allowed indefinite lives and will not be amortized but rather evaluated for impairment annually based on fair market value. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company has initially applied SFAS No. 142 and ceased goodwill amortization as of January 1, 2002. Management has reviewed SFAS No. 142 and performed the test during fiscal 2002 and determined that there has been no impairment of goodwill. In addition, the Company will continue to amortize definite lived intangible assets over their useful lives. Goodwill amortization was $169,000 and $340,000 for the three and six months ended June 30, 2001, respectively. Proforma net loss for the three and six months ended June 30, 2001 would have been $3.5 million and $3.9 million, respectively, excluding goodwill amortization expense. Proforma basic and diluted loss per share for three and six months ended June 30, 2001 would have been $0.33 and $0.39, respectively.

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

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this Statement is required with the beginning of fiscal year 2003. The Company has not yet completed its evaluation of the impact of adopting this Statement.

9.                    LOANS TO OFFICERS

On May 31, 2002, Mark W. Blodgett, the chairman and chief executive officer of the Company, issued a promissory note to the Company in the principal amount of $250,000. The note is payable upon demand with interest on the unpaid principal accruing at a rate per annum equal to 4.5%. As of June 30, 2002 the total principal amount plus accrued interest of $938 remains outstanding. The Board of Directors of the Company approved this loan transaction.

10.              CIENA ACQUISITION

On May 13, 2002, the Company announced the acquisition of Ciena Corporation’s specialty optical fiber (SOF) assets. StockerYale entered into the transaction to expand its current product line of specialty optical fibers; become an independent supplier to a major OEM in the telecommunications sector; and take advantage of distressed prices for capital assets. The acquisition included intellectual property related to Ciena’s specialty optical fiber technology; a fully developed SOF product line; a three-year primary supply agreement between Ciena and the Company; and Ciena’s specialty fiber manufacturing equipment and related test and measurement assets. The purchase price of $550,000 included cash and stock of $350,000 and $200,000, respectively.

11.              INCOME TAXES

In accordance with SFAS No. 109, Accounting for Income Taxes, the Company has recorded a valuation allowance against its net deferred tax assets in 2002 and 2001 after concluding that it is not likely such deferred tax asset will be realized.

FORM 10 - Q

PART  I

ITEM  2

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

Three Months Ended  June 30, 2002 and 2001

Net Sales

Net sales of $3.5 million declined $0.1 million or 2% compared to 2001, as illumination sales increased $.2 million or 9% to $2.9 million as a significant increase in laser shipments for the machine inspection market offset moderate declines in fiber optic and LED shipments.  Optical component revenues declined $0.3 million to $0.4 million as a result of a general decline in phase masks shipments.

Gross Profit

Gross profit in the second quarter of 2002 declined $0.6 million or 50% as a result of  lower revenue, higher manufacturing overhead and an unfavorable product mix. The higher manufacturing overhead, especially depreciation, was due to the infrastructure build out costs, which began in the second half of 2002.

Operating Expenses

Overall operating expenses declined $0.5 million or 10% to $4.4 million as reduced selling and general and administrative expenses offset higher research and development costs.  Reduced trade show and advertising accounted for the $0.1 million decrease in selling expenses while lower salaries, employee benefits, travel and professional fees generated the majority of the $1.1 million savings for general and administrative expenses. Higher salaries, employees benefits, depreciation and joint venture expenses were the principal factors influencing the $.8 million increase in research and development costs.

Interest expense declined $0.1 million in the second quarter as lower interest rates offset a higher level of borrowing.

Provision (Benefit) for Income Taxes

The Company did not record a net tax benefit from the operating loss in the current quarter of 2002.  Based upon historical losses, the Company has provided a valuation allowance for the deferred tax assets that may not be realized.

Net Income (Loss)

The net loss of $3.7 million for the second quarter of 2002 was level with the second quarter of 2001.

Six Months Ended June 30, 2002 and 2001

Net Sales

Net sales of $6.4 million declined $2.1 million or 25% as both illumination and optical components shipments slowed by approximately $1.0 million each.  The economic downturn in both the semiconductor and telecommunications industries were the primary factors influencing the lower revenue performance.

Gross Profit

Gross profits in the second quarter of 2002 dropped  $2.5 million to $0.9 million or 15% of revenue compared to 40% of revenue in 2001. A lower sales volume represented $1.0 million of the decline, while higher manufacturing overhead and an unfavorable product mix accounted for $1.5 million of the margin erosion.

Operating Expenses

Operating expenses increased $1.4 million or 18% to $9.1 million as increased research and development expenses offset savings in general and administrative costs.  Increased staffing and depreciation costs resulted in research and development expenses rising $2.1 million to $3.8 million.  Lower professional fees and reduced travel costs accounted for the majority of the general and administrative expense savings.  Selling expenses were level in both periods at $1.9 million.

Interest expenses declined $0.1 million during the first half as lower interest rates offset a higher level of debt.

Provision (Benefit) for Income Taxes

The Company did not record a net tax benefit from the operating losses during the first half of 2002.  Based upon historical losses, the Company has provided a valuation allowance for the deferred tax assets that may not be realized.

Net Income (Loss)

The net loss of $8.2 million for the first half of 2002 was $4.3 million higher than the first half of 2001.

Liquidity and Capital Resources

For the six months ended June 30, 2002, unrestricted cash and cash equivalents increased $1.7 million compared to December 31, 2001. Cash used in operating activities was $9.1 million in the first six months of fiscal 2002 which primarily resulted from an operating loss of $8.2 million and a decrease in accounts payable of $1.9 million offset by depreciation and amortization of $1.4 million.

Cash used in investing activities was $1.7 million principally due to an increase in capital assets of $1.5 million and an investment in the Optune joint venture of $0.2 million. Included in capital assets was approximately $0.5 million of fixed assets purchased from Ciena Corporation.

Cash of $12.0 million was provided by financing activities primarily due to the receipt of $9.7 million from the sale of 1,242,600 shares at $7.76 in a private placement of common stock in March of 2002 and an increase in net proceeds from bank debt  of $2.2 million.

On May 19, 2001, the Company entered into a credit agreement with Merrill Lynch Financial Services, Inc. providing total borrowing availability up to $6,000,000. Initial proceeds were used to pay off the credit agreement between the Company and Wells Fargo Business Credit, Inc. The new credit facility with Merrill Lynch consists of a line of credit of up to $2,500,000 and a reducing revolver in the amount of $3,500,000. On April 24, 2002, the Company entered into an amendment of the credit agreement, which increased the borrowing availability up to $7,000,000 by increasing the line of credit to $3,500,000 and maintaining the reducing revolver at $3,500,000. As of June 30, 2002, $3,125,999 was outstanding under the reducing revolver and 2,000,000 was outstanding under the line of credit. Approximately $1,874,000 was available for additional borrowings through the reducing revolver and the line of credit. The outstanding principal balance of all advances under this credit facility bears interest at 2.5% over the one month LIBOR rate. As of June 30, 2002 the interest rate was approximately 4.3%. The Company’s obligations under this credit facility are secured by substantially all the Company’s assets, excluding real property, plus a pledge of restricted cash in the amount of $2,000,000. In addition, the Company is required to maintain a $7.8 million Tangible Net Worth. The Company is in compliance with all provisions of the credit agreement. These restrictions will lapse when the Company achieves profitability or at such time as no balance is outstanding. The reducing revolver is a seven-year loan with monthly principal and interest payments. The line of credit is subject to an annual renewal.

The Company’s headquarters in Salem, New Hampshire is subject to a mortgage and note issued to Granite Bank on August 26, 1996 (the “Granite Note”). The Granite Note, in an initial principal amount of $1,500,000 is due August 29, 2011. The Granite Note bears interest at a rate of 7.5% per annum and is reviewed annually in August. The principal and interest are repayable in 180 equal monthly installments. In accordance with the terms of the Granite Note, the Company may prepay amounts outstanding there under, in whole or in part, at any time without premium or penalty. As of June 30, 2002, the outstanding balance on the Granite Note was $1,151,895.

On May 20, 1997, the Company entered into an equipment line of credit agreement with Granite Bank to finance capital equipment related to new product development. The line of credit provides that equipment purchases will be converted quarterly into a series of five year notes, not to exceed $500,000 in the aggregate, bearing interest at the bank’s prime rate plus .75%.  As of June 30, 2002, the Company had borrowed $51,941 pursuant to such line of credit.

On December 5, 2000, StockerYale Canada amended its credit agreement with Toronto Dominion Bank.  The credit agreement provides for (a) a $3,500,000 CDN operating line of credit of which $1,000,000 CDN must be offset by credit balances; (b) two mortgage loans for $2,020,000 CDN and (c) four term notes totaling up to $1,049,000 CDN. The line of credit bears interest at 1% over Toronto Dominion’s prime rate, requires monthly payments of interest only, and is payable on demand.  As of June 30, 2002, $1,118,153 CDN ($737,869 US) was outstanding under the line of credit and approximately $2,381,847 ($1,571,781 US) was available for additional borrowings. The mortgage requires monthly principal payments of $10,797 CDN (approximately $7,200 US) and $1,111 CDN (approximately $698 US) plus interest at prime rate plus 0.875% and mature in December 2015 and July 2016. As of June 30, 2002, the outstanding balance on the mortgage loans was $1,936,931 CDN ($1,278,181 US). The four term loans require monthly principle payments of approximately $36,125 CDN ($22,694 US) plus interest ranging from the prime rate plus 1.25% to 2.0% and mature between May 2002 and October 2006. On June 30, 2002, the outstanding aggregate balance on the term loans was $682,455 CDN ($450,352 US).

On October 12, 2000, the Company entered into a joint venture with Dr. Nicolae Miron and formed Optune Technologies, Inc., a Quebec corporation, to develop a new class of tunable optical filters.  Under the terms of this joint venture arrangement, the Company owns a 49% equity interest in Optune and the Company agreed to contribute an aggregate of $4,000,000 to cover all operating costs of the joint venture including salaries, equipment and facility costs. The contributions are to be made over a two-year period pursuant to a fixed milestone schedule. The Company is recording 100% of the losses associated with the research and development joint venture in the accompanying statement of operations as research and development expense. The Company provided approximately $936,000 CDN ($600,000 USD) through December 31, 2001.

For the three months ended June 30, 2002 and 2001, the Company has provided $207,000 CDN ($137,000 USD) and $70,000 CDN ($46,000 USD) of funding to the joint venture and recorded approximately $146,000 and $91,000 of research and development expenses related to the operating losses, respectively. The Company has provided $394,000 CDN ($260,000 USD) and $140,000 CDN ($92,000 USD) of funding to the joint venture and recorded approximately $287,000 USD and $112,000 USD of research and development expenses related to the operating losses for the six months ending June 30, 2002 and 2001, respectively.

In April 2001, the Company entered into a research and development joint venture agreement to form Innovative Specialty Optical Fiber Components LLC with Dr. Danny Wong to develop specialty optical fiber products. In exchange for a 60% ownership interest in Innovative Specialty Optical Fiber Components LLC, the Company has committed to fund up to $7.0 million over a two-year period to cover all operating costs of the majority owned subsidiary, including salaries, equipment and facility costs. Innovative Specialty Optical Fiber Components LLC has been consolidated by the Company and the Company has recorded 100% of the losses associated with Innovative Specialty Optical Fiber Components LLC as research and development expense in the accompanying statement of operations. The Company provided approximately $418,000 of funding through December 31, 2001. During the three months ended June 30, 2002 and 2001, the Company has provided $8,000 and $0 of funding related to the Innovative Specialty Optical Fiber Components LLC joint venture and recorded $246,000 and $0 of research and development expenses relating to the operating losses for the three months ending June 30, 2002 and 2001, respectively. During the six months ending June 30, 2002, the Company has provided $299,000 of funding related to the Innovative Specialty Optical Fiber Components LLC joint venture, and recorded $510,000 and $0 of research and development expenses related to the operating losses for the six months ending June 30, 2002 and 2001, respectively.

As a result of favorable revenue trend, including a 21% sequential revenue growth and a 70% increase in orders from the first quarter to the second quarter of 2002; a $5 million annualized cost reduction program implemented in the second quarter; a continued reduction in capital expenditures; and available lines of credit, the Company expects to have sufficient resources to fund operations through year-end 2002. However, the Company is currently reviewing several financing options to provide a buffer to its forecast and thus provide the Company with flexibility in funding its short and long-term goals.

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

FORM 10 - Q

PART  I

ITEM  3

STOCKERYALE, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk Management has determined that all of the Company's foreign subsidiaries operate primarily in local currencies that represent the functional currencies of the subsidiaries. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date, while income and expense accounts are translated at average exchange rates during the year. As such, the Company's operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries, as a result of the Company's transactions in these foreign markets. The Company does not operate a hedging program to mitigate the effect of a significant rapid change in the value of the Canadian Dollar or Euro as compared to the U.S. dollar. If such a change did occur, the Company would have to take into account a currency exchange gain or loss in the amount of the change in the U.S. dollar denominated balance of the amounts outstanding at the time of such change. While the Company does not believe such a gain or loss is likely, and would not likely be material, there can be no assurance that such a loss would not have an adverse material effect on the Company's results of operations or financial condition.

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates, which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company is exposed to interest rate risk primarily through its borrowings under its $3.5 million credit line with Merrill Lynch with an interest rate at 2.5% over the one month LIBOR and its $3.5 million CDN line of credit with Toronto Dominion bank with an interest rate at 1% over Toronto Dominion’s prime rate. As of June 30, 2002 the fair market value of the Company's outstanding debt approximates its carrying value.

FORM 10- Q

PART  II

ITEM  1-4

STOCKERYALE, INC.

PART II – Other Information

June 30, 2002

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)             A special meeting of stockholders of the Company in lieu of the annual meeting was held on May 15, 2002.

b)            The following matters were presented and voting results were as follows:

PROPOSAL I – Election of Directors

	Number of Shares/Votes
	For	Authority Withheld

Mark W. Blodgett	7,156,416	126,856
Alain Beauregard	7,156,916	126,356
Clifford L. Abbey	7,280,745	2,527
Lawrence W. Blodgett	7,280,245	3,027
Steven E. Karol	7,280,745	2,527
Dr. Herbert Cordt	7,280,945	2,327
Raymond J. Oglethorpe	7,280,745	2,527

FORM 10- Q

PART  II

ITEM  5-6

ITEM 5 - OTHER INFORMATION

Not applicable

ITEM 6 - EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)     The following is a complete list of Exhibits filed as part of this Form 10-Q

Exhibit Number	Description
99	Promissory note dated as of May 31, 2002 by and between Mark W. Blodgett and StockerYale, Inc.

99.1	Certification

99.2	Certification

(b)    Reports on Form 8-K

The Company filed a report of Form 8-K on July 25, 2002 to report a change in its certifying accountant.

FORM 10- Q

PART II

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

StockerYale, Inc.

August 14, 2002	/s/ Mark W. Blodgett
Mark W. Blodgett,
Chairman and Chief Executive Officer

August 14, 2002	/s/ Francis J. O’Brien
Francis J. O’Brien,
Chief Financial Officer and Treasurer