Form 10-Q
period 2002-09-30
STOCKERYALE INC
filed 2002-11-08
CIK 94538

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

Commission file number 0-5460

STOCKERYALE, INC.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2114473
(State of Incorporation)	(I.R.S. Employer Identification Number)

32 Hampshire Road, Salem, New Hampshire 03079
(Address of registrant’s principal executive office)

(603) 893-8778
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒   Yes   ☐   No

As of October 31, 2002 there were 12,453,475 shares of the issuer’s common stock outstanding.

STOCKERYALE, INC.

FORM  10 - Q

PART  I

ITEM  1

ITEM 1 — FINANCIAL STATEMENTS

STOCKERYALE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

 (In thousands, except share and per share data)

	September 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,091	$1,576
Restricted cash	2,000	2,000
Trade receivables, less reserves of $179 and $128 at September 30, 2002 and December 31, 2001, respectively	2,953	2,091
Inventories	4,878	5,224
Prepaid expenses and other current assets	919	1,078
Total current assets	12,841	11,969

PROPERTY, PLANT AND EQUIPMENT, NET	25,474	25,813
GOODWILL, NET	2,677	2,677
IDENTIFIED INTANGIBLE ASSETS, NET	1,866	2,115
OFFICER NOTE RECEIVABLE	249	—
OTHER LONG-TERM ASSETS	494	786
	$43,601	$43,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,714	$339
Short-term debt	7,553	3,566
Accounts payable	1,775	3,791
Accrued expenses	1,047	1,438
Short-term lease obligation	74	147
Total current liabilities	12,163	9,281

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	1,136	2,862

OTHER LONG-TERM LIABILITIES	841	929

DEFERRED INCOME TAXES	205	263

COMMITMENTS AND CONTINGENCIES (SEE NOTE 5)

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001
Authorized—100,000,000, Issued and outstanding—12,453,475 and 11,391,825 at September 30, 2002 and December 31, 2001, respectively	13	11
Paid-in capital	68,367	58,309
Accumulated other comprehensive loss	(438)	(381)
Accumulated deficit	(38,686)	(27,914)
Total stockholders’ equity	29,256	30,025
	$43,601	$43,360

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

NET SALES	$3,456	$3,663	$9,887	$12,183
COST OF SALES	2,758	2,692	8,249	7,723
Gross Profit	698	971	1,638	4,460

OPERATING EXPENSES:
Selling Expenses	704	1,178	2,607	3,122
General and Administrative Expenses	1,013	2,226	4,312	5,997
Amortization Expense	81	171	250	509
Research and Development Expenses	1,488	1,293	5,241	2,986
Total Operating Expenses	3,286	4,868	12,410	12,614

Operating Loss	(2,588)	(3,897)	(10,772)	(8,154)

Interest and Other Income/(Expense)	75	31	265	257
Interest Expense	95	224	265	513

Loss from Operations Before Income Tax	(2,608)	(4,090)	(10,772)	(8,410)

Income Tax (Benefit)	—	(30)	—	(96)

Net Loss	$(2,608)	$(4,060)	$(10,772)	$(8,314)

Net Loss per Share-Basic and Diluted	$(0.20)	$(0.36)	$(0.85)	$(0.80)

Weighted Average Common Shares-Basic and Diluted	12,771,524	11,336,592	12,656,020	10,446,697

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,772)	$(8,123)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	2,029	1,336
Deferred income taxes	(58)	(95)
Loss on investment in joint venture	287	218
Other changes in assets and liabilities—
Accounts receivable, net	(602)	218
(Increase) decrease in officer note receivable	(249)	—
Inventories	346	(1,261)
Prepaid expenses and other current assets	159	(1,142)
Accounts payable	(2,016)	4,859
Accrued expenses	(558)	(647)
Net cash provided by (used in) operating activities	(11,434)	(4,637)

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,241)	(13,357)
Net investment in joint venture	(260)	(600)
Net proceeds from the sale of discontinued operations	—	659
Restricted cash related to line of credit	—	(1,500)
Net cash used in investing activities	(1,501)	(14,798)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	9,860	16,306
Borrowings (repayments) of bank debt	3,563	402
(Increase) decrease in note receivable	84	65
Net cash provided by (used in) financing activities	13,507	16,773

EFFECT OF EXCHANGE RATE ON CHANGES IN CASH	(57)	(256)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	515	(2,918)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,576	12,487
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,091	$9,569

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$265	$513
Stock issued in Ciena acquisition	$200	$—

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

Notes to Consolidated Financial Statements

September 30, 2002

1.     BASIS OF PRESENTATION

The interim consolidated financial statements presented have been prepared by StockerYale, Inc. (the “Company”) without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 2002 and 2001, (b) the financial position at September 30, 2002 and December 31, 2001, and (c) the cash flows for the nine month periods ended  September 30, 2002 and 2001. These interim results are not necessarily indicative of results for a full year or any other interim period.

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

2.     EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic and diluted net loss per common share for the three and nine months ended September 30, 2002 and 2001 is calculated by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding. There were 2,938,417 and 2,232,124 options outstanding as of September 30, 2002 and 2001, respectively which were not included in the diluted per share calculation because their inclusion would be anti-dilutive.

3.       INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead. Inventories are as follows:

	September 30, 2002	December 31, 2001
	(in thousands)

Finished goods	$1,061	$1,040
Work-in-process	68	121
Raw materials	3,749	4,063

	$4,878	$5,224

Management performs periodic reviews of inventory and disposes of items as required

4.       COMPREHENSIVE INCOME/(LOSS)

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
	(In thousands)

Net loss	$(2,608)	$(4,060)	$(10,772)	$(8,314)
Other comprehensive income (loss):
Cumulative translation adjustment	(523)	(259)	(57)	(256)
Comprehensive loss	$(3,131)	$(4,319)	$(10,829)	$(8,570)

5.       JOINT VENTURES

Optune Technologies

On October 12, 2000, the Company entered into a joint venture with Dr. Nicolae Miron and formed Optune Technologies, Inc., a Quebec corporation, to develop a new class of tunable optical filters.  Under the terms of this joint venture arrangement, the Company owns a 49% equity interest in Optune and the Company agreed to contribute an aggregate of $4,000,000 to cover all operating costs of the joint venture including salaries, equipment and facility costs. The contributions are to be made over a two-year period pursuant to a fixed milestone schedule. The Company is recording 100% of the losses associated with the research and development joint venture in the accompanying statement of operations as research and development expense. The Company provided approximately $936,000 CDN ($600,000 USD) through December 31, 2001. For the three months ended September 30, 2002 and 2001, the Company has provided $0 CDN ($0 USD) and $70,000 CDN ($46,000 USD) of funding to the joint venture and recorded approximately $0 and $108,000 of research and development expenses related to the operating losses, respectively. The Company has provided $394,000 CDN ($260,000 USD) and $210,000 CDN ($137,000 USD) of funding to the joint venture and recorded approximately $287,000 USD and $218,000 USD of research and development expenses related to the operating losses for the nine months ending September 30, 2002 and 2001, respectively.

The Board of Directors of the joint venture, which includes Dr. Nicolae Miron and representatives of StockerYale, held four meetings over the prior ten months to discuss product development progress as well as the market for tunable optical filters in light of the economic conditions that had negatively impacted the telecommunications market.

The Board concluded that although the potential demand for the tunable optical filters was promising, that material product and/or license revenue from the technology in the short term was unlikely. Therefore, the Board on August 8, 2002 unanimously approved an amendment to the original joint venture agreement, whereby StockerYale would cease funding the joint venture and was no longer obligated to fund up to the $4,000,000 as originally contemplated in the joint venture. Both Dr. Miron and StockerYale will continue to own 51% and 49%, respectively of the joint venture.

On August 23, 2002, Optune entered into an agreement with Inno-centre, an organization dedicated to helping advanced technology entrepreneurs start up commercial ventures, whereby  Inno-centre will provide assistance, services as well as assist on raising capital in exchange for  up to 15% of Optune’s capital.

Innovative Specialty Optical Fiber Components LLC

In April 2001, the Company entered into a research and development joint venture agreement to form Innovative Specialty Optical Fiber Components LLC (“iSOFC”) with Dr. Danny Wong to develop specialty optical fiber products. In exchange for a 60% ownership interest in iSOFC, the Company has committed to fund up to $7.0 million over a two-year period to cover all operating costs of the majority owned subsidiary, including salaries, equipment and facility costs. ISOFC has been consolidated by the Company and the Company has recorded 100% of the losses associated with iSOFC as research and development expense in the accompanying statement of operations. The Company provided approximately $418,000 of funding through December 31, 2001. During the three months ended September 30, 2002 and 2001, the Company did not provide  funding related to the iSOFC joint venture and recorded $77,000 and $0 of research and development expenses relating to the operating losses for the three months ending September 30, 2002 and 2001, respectively. During the nine months ending September 30, 2002 and 2001, the Company has provided $298,000 and $0 of funding related to the iSOFC joint venture, and recorded $587,000 and $0 of research and development expenses relating to the operating losses for the nine months ending September 30, 2002 and 2001, respectively.

Dr. Wong resigned from iSOFC on May 22, 2002. In a letter sent to  Dr. Wong on August 19, 2002, iSOFC exercised its right under the Limited Liability Company Agreement to repurchase Dr. Wong’s entire equity interest in the joint venture for fair market value. Although he had the right to dispute the repurchase price within ten business days, Dr. Wong did not respond to the exercise notice and the repurchase was effective as of August 29, 2002.

As a result, StockerYale currently owns 100% of iSOFC, which has revised its business plan to operate as a wholly-owned subsidiary of StockerYale funded on a significantly reduced “as needed” basis,  and StockerYale is no longer obligated to fund up to the $7,000,000 as originally contemplated in the joint venture.

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

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which requires that the ratable amortization of goodwill and indefinite lived intangibles be replaced with periodic impairment tests and that most intangible assets other than goodwill be amortized over their useful lives. Certain intangibles will be allowed indefinite lives and will not be amortized but rather evaluated for impairment annually based on fair market value. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company has initially applied SFAS No. 142 and ceased goodwill amortization as of January 1, 2002. Management has reviewed SFAS No. 142 and performed the test during fiscal 2002 and determined that there has been no impairment of goodwill. In addition, the Company will continue to amortize definite lived intangible assets over their useful lives. Goodwill amortization was $171,000 and $509,000 for the three and nine months ended September 30, 2001, respectively. Proforma net loss for the three and nine months ended September 30, 2001 would have been $3.9 million and $7.8 million, respectively, excluding goodwill amortization expense. Proforma basic and diluted loss per share for three and nine months ended September 30, 2001 would have been $0.34 and $0.75, respectively.

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

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this Statement is required with the beginning of fiscal year 2003. The Company has not yet completed its evaluation of the impact of adopting this Statement.

9.       LOANS TO OFFICERS

On May 31, 2002, Mark W. Blodgett, the chairman and chief executive officer of the Company, issued a promissory note to the Company in the principal amount of $250,000. The note is payable upon demand with interest on the unpaid principal accruing at a rate per annum equal to 4.5%. As of September 30, 2002 the principal amount of $248,750 remains outstanding. The Board of Directors of the Company approved this loan transaction.

10.     CIENA ACQUISITION

On May 13, 2002, the Company announced the acquisition of Ciena Corporation’s specialty optical fiber (SOF) assets. StockerYale entered into the transaction to expand its current product line of specialty optical fibers; become an independent supplier to a major OEM in the telecommunications sector; and take advantage of distressed prices for capital assets. The acquisition included intellectual property related to Ciena’s specialty optical fiber technology; a fully developed SOF product line; a three-year primary supply agreement between Ciena and the Company; and Ciena’s specialty fiber manufacturing equipment and related test and measurement assets. The purchase price of $550,000 included cash and stock of $350,000 and $200,000, respectively. Subsequent to closing the transaction, StockerYale paid an additional $25,000 to fulfill its purchase and sales obligations, resulting in a total purchase price of $575,000.

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

STOCKERYALE, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Company’s actual results could differ materially from those set forth in the forward-looking statements. When the Company use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and other similar expressions, they generally identify forward-looking statements.  Forward-looking statements include, for example, statements relating to acquisitions and related financial information, development activities, business strategy and prospects, future capital expenditures, sources and availability of capital, environmental and other regulations and competition.  Investors should exercise caution in interpreting and relying on forward-looking statements since they involve known risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect our actual results, performance or achievements. Such factors include, without limitation: market conditions that could make it more difficult or expensive for the Company to obtain the necessary capital to finance strategic initiatives; the existence of other independent suppliers of optical fiber, who may have greater resources than the Company; and the uncertainty that the Company’s significant investments in R&D will not result in products that achieve market acceptance.  Additional such factors are discussed in the Section entitled “Certain Factors Affecting Future Operating Results” on page 25 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto and with our audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Three Months Ended  September 30, 2002 and 2001

Net Sales

Net sales declined $0.2 million or 5% to $3.5 million as a sharp decline of $1.0 million in phase mask revenue related to recent weakness in the telecommunications sector was mostly offset by continued strong demand for lasers and LEDs for the machine vision sector, with a sales gain of $0.2 million and $0.6 million, respectively.

Gross Profit

Gross profit in the third quarter of 2002 declined $0.3 million or 28% as a result of  lower revenue, higher manufacturing overhead and an unfavorable product mix. The higher manufacturing overhead, especially depreciation, was due to the infrastructure build-out costs, which began in the second half of 2001.

Operating Expenses

Overall operating expenses declined $1.6 million or 32% to $3.3 million as reduced selling and general and administrative expenses offset higher research and development costs.  Reduced salaries, trade show and commission expenses accounted for the $0.4 million decrease in selling expenses while lower salaries, employee benefits, travel and professional fees generated the majority of the $1.1 million savings for general and administrative expenses. Higher depreciation expenses were the principal factors influencing the $0.2 million increase in research and development costs.

Interest expense declined $0.1 million in the third quarter as lower interest rates offset a higher level of borrowing.

Provision (Benefit) for Income Taxes

The Company did not record a net tax benefit from the operating loss in the current quarter of 2002.  Based upon historical losses, the Company has provided a valuation allowance for the deferred tax assets that may not be realized.

Net Income (Loss)

Net loss for the third quarter of 2002 was 2.6 million, a decrease of $1.5 million or 36% from the third quarter of 2001.

Nine Months Ended September 30, 2002 and 2001

Net Sales

Net sales of $9.9 million declined $2.3 million or 19% as  illumination shipments slowed by approximately $0.1 million and optical components shipments slowed by approximately $2.0 million. The downturn in the telecommunications industry was the primary factor influencing the lower revenue performance.

Gross Profit

Gross profits for the nine months ended September 30, 2002 dropped  $2.8 million to $1.6 million or 16% of revenue compared to 37% of revenue in 2001. A lower sales volume represented $0.8 million of the decline, while higher manufacturing overhead and an unfavorable product mix accounted for $2.0 million of the margin erosion.

Operating Expenses

Operating expenses decreased $0.2 million or 2% to $12.4 million as lower selling and general and administrative expenses offset a sharp increase in research and development costs.  Increased staffing and depreciation costs resulted in research and development expenses rising $2.3 million to $5.2 million. Lower professional fees, travel and overhead costs accounted for the majority of the $1.7million of general and administrative expense savings, while reduced trade show and travel expenses accounted for $0.5 million decrease in selling expenses.

Interest expenses declined $0.3 million during the nine months ended September 30, 2002 as lower interest rates offset a higher level of debt.

Provision (Benefit) for Income Taxes

The Company did not record a net tax benefit from the operating losses during the period ended September 30, 2002.  Based upon historical losses, the Company has provided a valuation allowance for the deferred tax assets that may not be realized.

Net Income (Loss)

The net loss of $10.8 million for the nine months ended September 30, 2002 was $2.4 million higher than nine months ended September 30, 2001.

Liquidity and Capital Resources

For the nine months ended September 30, 2002, unrestricted cash and cash equivalents increased $0.5 million compared to December 31, 2001. Cash used in operating activities was $11.4 million in the nine months of fiscal 2002 which primarily resulted from an operating loss of $10.8 million and a decrease in accounts payable and accrued expenses of $2.6 million offset by depreciation and amortization of $2 million.

Cash used in investing activities was $1.5 million principally due to an increase in capital assets of $1.2 and an investment in the Optune joint venture of $ 0.2 million.  Included in capital assets was approximately $0.5 million of fixed assets purchased from Ciena Corporation in the second quarter of 2002.

Cash of $13.5 million was provided by financing activities primarily due to the receipt of $9.7 million from the sale of 1,242,600 shares at $7.76 in a private placement of common stock in March of 2002 and an increase in net proceeds from bank debt of $3.6 million.

On May 19, 2001, the Company entered into a credit agreement with Merrill Lynch Financial Services, Inc. providing total borrowing availability up to $6,000,000. Initial proceeds were used to pay off the credit agreement between the Company and Wells Fargo Business Credit, Inc. The new credit facility with Merrill Lynch consists of a line of credit of up to $2,500,000 and a reducing revolver in the amount of $3,500,000. On April 24, 2002, the Company entered into an amendment of the credit agreement, which increased the borrowing availability up to $7,000,000 by increasing the line of credit to $3,500,000 and maintaining the reducing revolver at $3,500,000. As of September 30, 2002, $2,999,999 was outstanding under the reducing revolver and 3,483,491 was outstanding under the line of credit. Approximately $516, 510 was available for additional borrowings through the reducing revolver and the line of credit. The outstanding principal balance of all advances under this credit facility bears interest at 2.5% over the one month LIBOR rate. As of September 30, 2002 the interest rate was approximately 4.3%. The Company’s obligations under this credit facility are secured by substantially all the Company’s assets, excluding real property, plus a pledge of restricted cash in the amount of $2,000,000. In addition, the Company is required to maintain a $7.8 million Tangible Net Worth. The Company is in compliance with all provisions of the credit agreement. These restrictions will lapse when the Company achieves profitability or at such time as no balance is outstanding. The reducing revolver is a seven-year loan with monthly principal and interest payments. The line of credit is subject to an annual renewal.

The Company’s headquarters in Salem, New Hampshire is subject to a mortgage and note issued to Granite Bank on August 26, 1996 (the “Granite Note”). The Granite Note, in an initial principal amount of $1,500,000 is due August 29, 2011. The Granite Note bears interest at a rate of 5.75% per annum and is reviewed annually in August and adjusted to an interest rate of prime plus 1% for the next twelve month period. The principal and interest are repayable in 180 equal monthly installments. In accordance with the terms of the Granite Note, the Company may prepay amounts outstanding there under, in whole or in part, at any time without premium or penalty. As of September 30, 2002, the outstanding balance on the Granite Note was $1,129,312.

On May 20, 1997, the Company entered into an equipment line of credit agreement with Granite Bank to finance capital equipment related to new product development. The line of credit provides that equipment purchases will be converted quarterly into a series of five year notes, not to exceed $500,000 in the aggregate, bearing interest at the bank’s prime rate plus .75%.  As of September 30, 2002, the Company had borrowed $29,682 pursuant to such line of credit.

On December 5, 2000, StockerYale Canada amended its credit agreement with Toronto Dominion Bank.  The credit agreement provides for (a) a $3,500,000 CDN operating line of credit of which $1,000,000 CDN must be offset by credit balances; (b) two mortgage loans for $2,020,000 CDN and (c) four term notes totaling up to $1,049,000 CDN. The line of credit bears interest at 1% over Toronto Dominion’s prime rate, requires monthly payments of interest only, and is payable on demand.  As of September 30, 2002, $1,493,934 CDN ($942,523 US) was outstanding under the line of credit and approximately $2,006,066 ($1,265,627 US) was available for additional borrowings. The mortgage requires monthly principal payments of $10,797 CDN (approximately $7,200 US) and $1,111 CDN (approximately $698 US) plus interest at prime rate plus 0.875% and mature in December 2015 and July 2016. As of September 30, 2002, the outstanding balance on the mortgage loans was $1,901,205 CDN ($1,199,470 US). The four term loans require monthly principle payments of approximately $36,125 CDN ($22,694 US) plus interest ranging from the prime rate plus 1.25% to 2.0% and mature between May 2002 and October 2006. On September 30, 2002, the outstanding aggregate balance on the term loans was $636,581 CDN ($401,619 US). Under the credit agreement with Toronto Dominion Bank, the Company is required to maintain three financial covenants, including, 1.) working capital, 2.) debt service coverage and 3.) debt to tangible net worth. As of September 30, 2002, the Company was in compliance with the working capital and debt to tangible net worth covenants but not in compliance with the debt service coverage. Toronto Dominion Bank has issued a waiver to the covenant, however under SFAS No. 78, Classification of Obligations that are Callable by the Creditor, the Company is required to re-classify all long-term obligations with the bank as current. Therefore, the Company has re-classified the long-term portion of the mortgage and term loans $1,200,000 and $402,000 respectively, to current portion of long-term debt.

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

For the three months ended September 30, 2002 and 2001, the Company has provided $0 CDN ($0 USD) and $70,000 CDN ($46,000 USD) of funding to the joint venture and recorded approximately $0 and $108,000 of research and development expenses related to the operating losses, respectively. The Company has provided $394,000 CDN ($260,000 USD) and $210,000 CDN ($137,000 USD) of funding to the joint venture and recorded approximately $287,000 USD and $218,000 USD of research and development expenses related to the operating losses for the nine months ending September 30, 2002 and 2001, respectively.

The Board of Directors of the joint venture, which includes Dr. Nicolae Miron and representatives of StockerYale, held four meetings over the prior ten months to discuss product development progress as well as the market for tunable optical filters in light of the economic conditions that had negatively impacted the telecommunications market.

The Board concluded that although the potential demand for the tunable optical filters was promising, that the product and/or license revenue from the technology in the short term was unlikely. Therefore, the Board on August 8, 2002 unanimously approved an amendment to the original joint venture agreement, whereby StockerYale would cease funding the joint venture and was no longer obligated to fund up to the $4,000,000 as originally contemplated in the joint venture. Both Dr. Miron and StockerYale will continue to own 51% and 49%, respectively of the joint venture.

On August 23, 2002, Optune entered into an agreement with Inno-centre, an organization dedicated to helping advanced technology entrepreneurs start up commercial ventures, whereby  Inno-centre will provide assistance, services as well as assist on raising capital in exchange for  up to 15% of Optune’s capital.

In April 2001, the Company entered into a research and development joint venture agreement to form Innovative Specialty Optical Fiber Components LLC (“iSOFC”) with Dr. Danny Wong to develop specialty optical fiber products. In exchange for a 60% ownership interest in iSOFC, the Company has committed to fund up to $7.0 million over a two-year period to cover all operating costs of the majority owned subsidiary, including salaries, equipment and facility costs. iSOFC has been consolidated by the Company and the Company has recorded 100% of the losses associated with iSOFC as research and development expense in the accompanying statement of operations. The Company provided approximately $418,000 of funding through December 31, 2001. During the three months ended September 30, 2002 and 2001, the Company did not provide  funding related to the iSOFC joint venture and recorded $77,000 and $0 of research and development expenses relating to the operating losses for the three months ending September 30, 2002 and 2001, respectively. During the nine months ending September 30, 2002 and 2001, the Company has provided $298,000 and $0 of funding related to the iSOFC joint venture, and recorded $587,000 and $0 of research and development expenses relating to the operating losses for the nine months ending September 30, 2002 and 2001, respectively.

Dr. Wong resigned from iSOFC on May 22, 2002. In a letter sent to  Dr. Wong on August 19, 2002, iSOFC exercised its right under the Limited Liability Company Agreement to repurchase Dr. Wong’s entire equity interest in the joint venture for fair market value. Although he had the right to dispute the repurchase price within ten business days, Dr. Wong did not respond to the exercise notice and the repurchase was effective as of August 29, 2002.

As a result, StockerYale currently owns 100% of iSOFC, which has revised its business plan to operate as a wholly-owned subsidiary of StockerYale funded on a significantly reduced “as needed” basis,  and StockerYale is no longer obligated to fund up to the $7,000,000 as originally contemplated in the joint venture.

As a result of stabilized revenue from current product lines as well as new revenue opportunities from the Company’s recently developed specialty optical fibers; significantly reduced capital expenditures and an additional $4.0 million annualized cost reduction implemented in October, the Company expects to have sufficient resources to fund operations through year-end 2002. However, the Company is currently reviewing several financing options, including a possible sale/leaseback of its Salem facilities, to provide a buffer to its forecast and thus provide the Company with flexibility in funding its short and long-term goals. The Company expects internal cash flows coupled with additional real estate financing will be more than sufficient to fund operations through 2003.

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

STOCKERYALE, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk Management has determined that all of the Company’s foreign subsidiaries operate primarily in local currencies that represent the functional currencies of the subsidiaries. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date, while income and expense accounts are translated at average exchange rates during the year. As such, the Company’s operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries, as a result of the Company’s transactions in these foreign markets. The Company does not operate a hedging program to mitigate the effect of a significant rapid change in the value of the Canadian Dollar or Euro as compared to the U.S. dollar. If such a change did occur, the Company would have to take into account a currency exchange gain or loss in the amount of the change in the U.S. dollar denominated balance of the amounts outstanding at the time of such change. While the Company does not believe such a gain or loss is likely, and would not likely be material, there can be no assurance that such a loss would not have an adverse material effect on the Company’s results of operations or financial condition.

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates, which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company is exposed to interest rate risk primarily through its borrowings under its $3.5 million credit line with Merrill Lynch with an interest rate at 2.5% over the one month LIBOR and its $3.5 million CDN line of credit with Toronto Dominion bank with an interest rate at 1% over Toronto Dominion’s prime rate. As of September 30, 2002 the fair market value of the Company’s outstanding debt approximates its carrying value.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  In connection with the new rules, we currently are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)    Changes in internal controls

None

FORM 10- Q

PART  II

ITEM  1-4

STOCKERYALE, INC.

PART II — Other Information

September 30, 2002

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

Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

FORM 10- Q

PART  II

ITEM  5-6

ITEM 5 - OTHER INFORMATION

The Company’s chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6 - EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)  The following is a complete list of Exhibits filed as part of this Form 10-Q

Exhibit Number	Description
99.1	Certification

99.2	Certification

(b) Reports on Form 8-K

None.

FORM 10- Q

PART II

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

StockerYale, Inc.

November 8, 2002	/s/ Mark W. Blodgett
Mark W. Blodgett,
Chairman and Chief Executive Officer

November 8, 2002	/s/ Francis J. O’Brien
Francis J. O’Brien,
Chief Financial Officer and Treasurer

Certification

I, Mark W. Blodgett, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of StockerYale, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/8/02	/s/ Mark W. Blodgett
Mark W. Blodgettt
Chairman and Chief Executive Officer

Certification

I, Francis J. O’Brien, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of StockerYale, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/8/02	/s/ Francis J. O’Brien
Francis J. O’Brien
Chief Financial Officer