Form 10-K
period 2002-12-31
STOCKERYALE INC
filed 2003-04-16
CIK 94538

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2002
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM               TO

COMMISSION FILE NUMBER 0 - 5460

STOCKERYALE, INC.

Massachusetts (STATE OF INCORPORATION)	04-2114473 (I.R.S. ID)

32 HAMPSHIRE ROAD, SALEM, NEW HAMPSHIRE 03079
(603) 893-8778

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $0.001 par value

Name of each exchange on which registered:
The NASDAQ Stock Market, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒     NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2, of the Act).  YES  ☐     NO  ☒

The registrant's revenues for the fiscal year ended December 31, 2002 were $12,992,000.

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2002 was $15,861,651.

The number of shares outstanding of the registrant's common stock as of February 28, 2003 was 12,696,633.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 22, 2003 are incorporated by reference into Part III.

StockerYale, Inc.

    FORM 10-K

For the Fiscal Year Ended December 31, 2002

1 / STKR	2002 FORM 10-K

 Part I
Item 1

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," " intend," "estimate," "assume," and other similar expression which predict or indicate future events and trends and which do not relate to historical matters. The Company's actual results, performance or achievements could differ materially from our expectations expressed or implied by the forward-looking statements sometimes for reasons that are beyond the Company's control. Such reasons include, without limitation: the existence of other suppliers of optical components and illumination products, who may have greater resources than the Company; the risk that the Company's products may infringe patents held by other parties; the uncertainty that the Company's significant investments in R&D will result in products that achieve market acceptance; the Company's ability to attract and maintain key personnel; whether the Company is able to design products to meet the special needs of its customers; and that market conditions could make it more difficult or expensive for the Company to obtain the necessary capital to finance necessary research and development projects, operations as well as its ability to refinance existing debt. Additional factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 20 of this Form 10-K.

ITEM 1.    BUSINESS

GENERAL

StockerYale, Inc. (the Company) is an independent designer and manufacturer of structured light lasers, light emitting diodes, (LEDs), fiber optic, and fluorescent illumination technologies as well as specialty optical fiber, phase masks, and advanced optical sub-components for use in a wide range of markets and industries including the machine vision, telecommunications, aerospace, defense and security, utilities, industrial inspection, and medical markets.

 DEVELOPMENTS DURING FISCAL 2002

In 2002, StockerYale adjusted its business plans to a challenging economic environment by significantly reducing its cost structure, curtailing capital expenditures and ceased funding two research and development joint ventures. The key goals were to focus research and development on projects which could produce revenue in the short-term and adjust operating expenses to compensate for a declining revenue plan. As part of that adaptation the Company:

  Completed a private placement of 1,242,600 shares at $7.76 per share, in March 2002, which resulted in net proceeds to the Company of approximately $9.7 million;
  Completed an eighteen-month, $26 million plant and equipment investment program during the first quarter;
  Invested a record $6.2 million in research and product development, resulting in significant new product introductions beginning in the fourth quarter;
  Reduced annual manufacturing and operating costs by approximately 40%, including a reduction of year-end headcount from 255 in 2001 to 175 in  2002;
  Ceased funding two joint ventures and a major research initiative due to prolonged weakness in the fiber optic equipment market;
  Acquired CIENA's specialty optical fiber assets, strengthening the Company's position as a leading independent designer and manufacturer of specialty fibers for both industrial and telecom equipment markets;
  Announced key new OEM design wins for illumination products, including military specification lasers for BAE Systems and LED illuminators for security recognition systems for Elsag, s.p.a.; and
  Secured $5.0 million in additional debt financing with a three-year Term Note secured by the Company's Salem Headquarters in December.

2 / STKR	2002 FORM 10-K

 Part I
Item 1

COMPANY HISTORY

StockerYale, Inc. was incorporated on March 27, 1951 under the laws of the Commonwealth of Massachusetts. In December 1995, the Company completed the registration of its Common Stock with the U.S. Securities and Exchange Commission and its stock now trades on the NASDAQ National Market under the trading symbol "STKR".

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

In addition to Lasiris Holdings, Inc., the Company has two active subsidiaries. On June 16, 2000, the Company acquired StockerYale (IRL) Ltd., formerly known as CorkOpt Ltd, which is a wholly owned Irish subsidiary and StockerYale Asia PTE Ltd., formerly known as Radiant Asiatec Pte, Ltd., a Singapore corporation that was formed in December 1997 and is an 80% owned subsidiary of the Company. The acquisition of StockerYale (IRL) Ltd. provided the Company with the capability to manufacture and sell light-emitting diodes, or LEDs, for industrial applications. StockerYale Asia PTE Ltd. is the entity through which the Company sells its illumination products in Southeast Asia.

As of February 28, 2003, the authorized capital stock of the Company was 100,000,000 shares of Common Stock of which 12,696,633 shares were issued and outstanding. Additionally, 2,308,981 shares of Common Stock were reserved for issuance upon the exercise of outstanding options or warrants to purchase Common Stock and upon the exchange of 85,290 shares of Lasiris Holdings, which are exchangeable into Company Common Stock on a one-for-one basis.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company operated within two segments, namely illumination and optical components. Illumination products include structured light lasers, specialized fiber optic, fluorescent, and light-emitting diode (LED) products for the machine vision, industrial inspection, and defense and security industries. The optical components segment includes communication and sub-component and specialty optical fiber for the telecommunications, aerospace, utility and medical markets.

PRODUCTS

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

The Company's fiber optic illumination products provide shadow-free, glare-free, cool illumination by way of a halogen light source (i.e., fiber optic illuminator) and the components (i.e., fiber optic light guide) that carry the illumination output to the intended location.

3 / STKR	2002 FORM 10-K

 Part I
Item 1

StockerYale manufactures high output, 0.66 and 0.55 numerical aperture (N.A.) glass fiber, in addition to polymer clad fused silica (quartz) fiber that is used in its fiber optic components, providing customers with the lighting solution that best fits their application. StockerYale's illumination fiber is internally produced in its Salem drawing facility rather than outsourced. This ensures that a higher quality of light demanded by increasingly sophisticated imaging systems and advanced quality assurance processes is delivered.

StockerYale has over twenty years experience designing and manufacturing high-quality fluorescent illumination products that are primarily used in microscopy and machine vision applications. The Company's fluorescent illuminators provide the critical lighting needs for a diversity of microscopes and cameras that are widely used for inspection in the semiconductor and disk drive manufacturing industries as well as machine vision applications. StockerYale has the most comprehensive line of fluorescent products available and believes that its Model 9 circular fluorescent microscope illuminator (CFMI) is one of the world's leading microscope illuminators. The Company also custom designs fluorescent illumination systems to meet a customer's exact lighting requirements.

For customers looking for a compact, long lasting illumination source, StockerYale offers LED lighting systems. The Company's patented, state-of-the-art, chip-on-board LED units draw less power and are not subject to the influences of oxidation that other lighting technologies endure, resulting in a life span of over 60,000 hours. Furthermore, because of the intrinsic characteristics of LEDs, which can be engineered into virtually any geometric configuration, StockerYale's LED's are ideal for specialized illumination applications within the semiconductor and electronics and also the medical industries that require the properties and benefits that only this lighting technology can deliver.

StockerYale's LasirisTM brand laser pattern projectors are used in the industrial inspection and 3-D machine vision industries and have most recently been introduced into the medical and military industries for specialized applications. The Company's patented optical lens produces a non-Gaussian (evenly illuminated) distinct laser line or a more complex laser light pattern that maintains a consistent intensity along the length and height of the projection. StockerYale's lasers are electrostatic discharge (ESD) protected, feature interchangeable head patterns, and most meet Class II eye safety ratings. By applying nearly 15 years of electro-optic R&D experience, the Company offers custom designed laser pattern projectors that meet even the most stringent requirements.

Lasers can be useful for contour mapping of parts, surface defect detection, depth measurements, guidelines, edges detection, and alignment. For example, in machine vision applications, structured light lasers may be used on systems recording the gap and flushness between car body components. In industrial inspection applications, these products may draw attention to parts that do not conform to specifications, such as defective parts.

OPTICAL COMPONENTS

StockerYale is an independent designer and manufacturer of specialty optical fiber and phase masks that are primarily used by fiber optic sensor, fiber optic gyroscope and telecommunication equipment manufacturers around the world.

Today, the Company is a leading supplier of phase masks, which are high precision phase diffraction gratings used as both a key enabling technology for the production of fiber Bragg gratings (FBGs) and for biomedical applications. FBGs offer a passive fiber-based means of filtering and stabilizing wavelengths to improve the performance of optical components used in various telecommunication and sensor applications. The Company also has the technical expertise and R&D facilities to optimize or custom design a phase mask that supports a special wavelength operation or tailor the mask dimensions to satisfy a customer's specific application.

The phase mask product line is sold by a direct sales force in North America and Europe and through distributor channels in Asia.

StockerYale designs and produces high-quality specialty optical fiber for both industry standard and custom applications.

4 / STKR	2002 FORM 10-K

 Part I
Item 1

StockerYale's specialty optical fiber fall into five broad categories: rare-earth doped fibers, polarization maintaining fibers, photosensitive fibers, bend insensitive fibers and custom designed fibers. These specialty optical fibers support a diverse range of applications, including erbium-doped fiber amplifiers, (EDFAs), fiber Bragg gratings, (FBGs), high-voltage current sensors, gyroscopes, and other applications related to optical fiber sensors and telecommunications.

StockerYale introduced many new specialty optical fibers in late 2002 including erbium doped fiber, polarization maintaining fiber, cladding mode suppression fiber and select cut-off single mode fiber. The specialty optical fiber is sold by a direct sales force in North America and Europe and through distributor channels in Asia. The Company is focusing a significant amount of its specialty optical fiber development resources outside of the telecommunications market due to a significant downturn in the industry. Many of the products are targeted at the defense sector and oil exploration industries and have longer qualification periods due to the nature of the applications. The Company expects additional opportunities in the telecommunications sectors as existing industry inventories are depleted and when the market returns to more favorable conditions.

SALES DATA

Specialized illumination and optical sub-component products represent 83% and 9% respectively of 2002 revenues, 69% and 23%, respectively in 2001 and 74% and 16%, respectively in 2000. Printer and recorder product sales represented 8% of revenues in 2002 and 2001 and 10% in 2000.

DOMESTIC AND FOREIGN REVENUE

Sales to unaffiliated customers in foreign countries represented 40%, 38% and 40% of net revenues in 2002, 2001and 2000, respectively.

MARKETING AND DISTRIBUTION

The Company's products are sold to over 10,000 customers, primarily in North America, Europe and the Pacific Rim. The Company sells directly to, and works with, a group of approximately 50 distributors and machine vision integrators to sell its specialized illumination products. Optical components are sold directly to OEM customers by the Company's sales organization.

COMPETITION AND COMPETITIVE POSITION

The Company competes with a number of firms in the design and manufacture of its specialized illumination, optical fiber and sub-component products. Some competitors have greater resources than the Company, and as a result, may have competitive advantages in the research and development and sales and distribution.

In the industrial fluorescent lighting market, the Company has two primary competitors. MicroLite markets a product similar in appearance to the Company's circular fluorescent microscope illuminator. Techni-Quip Corporation offers industrial fluorescent lighting as part of its product line but as a whole, its lighting product line is limited and represents a small percentage of that company's total business.

The Company has five primary competitors in the fiber optic illumination market. The most established segment of this market relates to illumination for microscopes. Within that market, Volpi Manufacturing USA, Inc. and Dolan-Jenner Industries, Inc. compete directly with the Company's products. Both of these companies have been producing fiber optic products for more than thirty years and offer a complete line of fiber optic illumination systems for microscopy applications. A third company, Cuda Products, Inc., also supplies fiber optic lighting for microscopy; however, its primary market is medical. The value-oriented segment of the microscopy market is dominated by Chiu Technical Corp, which offers an inexpensive, "no-frills", fiber optic lighting system. A newer segment in the fiber optic lighting market relates to automated imaging and inspection equipment for machine vision. Schott-Fostec, Inc. is the leading provider of fiber optic lighting for the machine vision industry.

5 / STKR	2002 FORM 10-K

 Part I
Item 1

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

Over the last eighteen months, the Company completed a program to expand its specialty optical fiber capability to include specialty optical fibers (SOF) for the defense and security, utility and telecommunication industries. The Company made substantial capital investments in plant and equipment in connection with its development of a complete line of specialty optical fibers (SOF). The Company's major competitors in this area include OFS, formally Lucent's Optical Fiber Solutions division, Corning, and 3M. With OFS (now owned by Furukawa), Corning and 3M consuming the majority of their SOF products internally, the Company believes it is positioned to be a leading independent supplier of SOF.

BACKLOG

The Company maintains an inventory of standard materials and components and generally manufactures standard illumination product configurations within one to five days after receipt of a customer order. The optical components and specialty optical products are generally manufactured to specifications of the customer order with a one to four week turnaround between order and shipment. Although such rapid response is, and historically has been, a selling advantage for the Company, some orders are placed for future delivery. At December 31, 2002, the Company had a backlog of orders for future delivery of approximately $2,258,000, compared to approximately $2,858,000 as of December 31, 2001. The principal reason for the backlog decline was a "last-time buy" for a portion of the printer and recorder business which represented approximately $700,000 of the $2,858,000 backlog as of December 31, 2001.

RAW MATERIALS

The raw materials and components used in the Company's products are purchased from a number of different suppliers and are generally available from several sources.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

The Company's customer base consists of more than 10,000 customers in various industries worldwide. Sales to the Company's largest single customer represented 16% of the Company's total net sales in fiscal 2002. The Company's top ten customers represented approximately 32% of total net sales in fiscal 2002, 32% in 2001 and 38% in 2000.

PATENTS AND TRADEMARKS

The Company holds patents in the United States and Ireland and has filed additional patent applications in the United States, Canada, Europe and Japan. StockerYale (IRL), Ltd holds a patent on a method for attaching semiconductor chips and has applied for two patents in the United States, Canada and Europe on new LED ring light and line light technologies. StockerYale Canada holds exclusive rights to three patents in the United States and one patent in Canada through licensing agreements. A wholly-owned subsidiary of the Company, Innovative Specialty Optical Fiber Components LLC, has applied for a patent in the United States on a fiber optic technology for depolarizing light. A 49% owned joint venture of the Company, Optune Technologies, Inc. has applied for two patents in the United States on a tunable optical filter for optical communications.

6 / STKR	2002 FORM 10-K

 Part I
Item 1

The Company has four patents relating to fundamental technological devices and methodologies used to achieve low-cost fluorescent light dimming; these patents expire on August 18, 2009, August 24, 2010, September 6, 2011 and September 13, 2011. StockerYale Canada's material patents consist of four patents for lenses, which expire on May 2, 2006, November 27, 2007, June 4, 2013 and December 15, 2015. The Company believes that patents are an effective way of protecting its competitive technological advantages, and considers its patents to be a strong deterrent against unauthorized manufacture, use and sale of its products and key product attributes. There can be no assurance, however, that a patent will be issued with respect to the Company's pending patent applications or whether the Company's patents or license rights will provide meaningful protection for the Company.

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

RESEARCH AND DEVELOPMENT

The Company intends to continue to invest significant amounts in research and development for new products and for enhancements to existing products. Research and development expenditures for the Company were $6,203,000 or 48% of net sales in 2002 and $5,465,000 or 35% of net sales in 2001. The increase was primarily a result of the strategic decision to focus on the development of the Company's optical communication sub-component product line.

On-going research and development expenses were greatly reduced in the second half of 2002 and as of February 28, 2003, the Company employed 55 full-time scientists and engineers compared to 85 as of February 28, 2002. Outside firms and consultants are selectively engaged to develop or assist with the development of new products when opportunities exist.

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

7 / STKR	2002 FORM 10-K

 Parts I & II
Items 2 - 4

EMPLOYEES

As of February 28, 2003, the Company employed approximately 175 people, of whom six were part‑time employees. None of the Company's employees are represented by a labor union and the Company believes that it has good relations with its employees.

ITEM 2.     PROPERTIES

The Company conducts its business at two Company owned facilities and in two leased facilities. The Company's headquarters are located in a 95,000 square foot facility in Salem, New Hampshire, which also houses research and development, manufacturing, sales and distribution capacities for the Company's specialized lighting and specialty optical fiber products. In December 2000, the Company purchased a 65,000 square foot building and property located in Dollard-des-Ormeaux, Quebec for research and development, manufacturing and sales and distribution by its Canadian subsidiary, StockerYale Canada. StockerYale Asia Pte, Ltd. operates out of an approximately 2,733 square foot leased office space in Singapore. StockerYale (IRL), Ltd leases approximately 5,500 square feet in Cork, Ireland.

The Company's Salem facility is owned by the Company subject to a mortgage granted to TJJ Corporation, which secures obligations of the Company to such party. The Company's Canadian facility in Dollard-des-Ormeaux is owned by the Company subject to a mortgage granted to Toronto Dominion Bank, which secures obligations of the Company to such party. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS-Liquidity and Capital Resources."

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 2002.

8 / STKR	2002 FORM 10-K

 Part II
 Items 5, 6

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on The NASDAQ Stock Market under the symbol STKR. On February 28, 2003, there were 2,377 registered holders of record of the Company's common stock. The Company has not paid and does not intend to pay cash dividends on its common stock. The high and low common stock prices per share were as follows:

Quarter Ended	Mar. 31	June 30	Sept. 30	Dec. 31	Year
Fiscal 2001
Common stock price per share:
High	$19.88	$14.95	$15.08	$12.30	$19.88
Low	7.75	8.50	6.79	4.91	4.91
Fiscal 2002
Common stock price per share:
High	$11.00	$7.65	$2.84	$3.00	$11.00
Low	6.42	2.02	0.69	0.53	0.53

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	3,202,043	$6.95	431,731
Equity compensation plans not approved by security holders	None	None	None

Total	3,202,043	$6.95	431,731

In connection with entering into a Term Note secured by its Salem facility with TJJ Corporation, on December 27, 2002, the Company issued warrants to purchase 250,000 shares of its common stock at an exercise price of $1.35 per share, which expire December 27, 2007. The Company did not engage an underwriter or agent in connection with this transaction. The issuance of the warrants was exempt for registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

9 / STKR	2002 FORM 10-K

 Part II
Items 6, 7

ITEM 6.     SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from the Company's audited consolidated financial statements. The data should be read in conjunction with the related notes and other information included herein.

In thousands, except earnings per share
Year Ended December 31	2002	2001	2000	1999	1998
Statement of Operations Data
Revenue	$12,992	$15,581	$18,366	$11,483	$9,273
Operating loss from continuing operations	(15,508)	(14,156)	(1,200)	(609)	(8,212)
Operating loss from discontinued operations	0	0	43	6	100
Loss from continuing operations	(15,508)	(13,671)	(1,533)	(895)	(5,672)
Loss from discontinued operations	0	(191)	(1,862)	(163)	(4,334)
Loss per share from continuing operations--basic and diluted	(1.22)	(1.28)	(0.18)	(0.12)	(0.92)
Loss per share from discontinued operations--basic and diluted	0	(0.02)	(0.21)	(0.02)	(0.70)

Balance Sheet Data
Total assets	41,320	43,360	36,981	16,679	15,997
Net assets of discontinued operations	0	0	1,100	2,092	2,046
Long-term obligations, net of current portion	96	2,807	3,708	4,376	4,256
Total liabilities	16,358	13,335	9,082	12,925	13,356
Stockholders' equity	24,962	30,025	27,899	3,754	4,654

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS FOR 2002 AND 2001

Management Discussion and Analysis contains statements that are forward-looking. These statements are based on expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in "Certain Factors Affecting Future Operating Results." As further discussed in the following Liquidity and Capital Resources section, the Company is experiencing liquidity problems and is in default of its loan agreements.

 NET SALES

Net sales were $13.0 million in 2002 compared to $15.6 million in 2001, a decrease of 17% or $2.6 million.

Net sales from the Company's specialized illumination products were $10.9 million in 2002 compared to $10.8 million in 2001, an increase of $0.1 million or 1%. Sales of fluorescent and fiber optic illumination products manufactured in the Company's Salem facility declined $0.6 million or 14% primarily due to a reduction in demand as a result of a general slow down in the semiconductor, disk drive inspection and electronic assembly markets. Sales of laser illumination products manufactured in the Company's Montreal facility increased $0.7 million or 14% as new products and new applications, especially in the defense industry gained acceptance. Sales from its Irish and Singapore subsidiaries in 2002 were level with 2001. The majority of the Company's sales of specialized illumination products are made for companies in industries who use specialized lighting for industrial inspection and machine vision applications; however, the Company recently made significant inroads in the military and medical markets.

10 / STKR	2002 FORM 10-K

 Part II
Item 7

Net sales from the Company's optical fiber and sub-component products were $1.1 million in 2002 compared to $3.6 million in 2001, a decrease of $2.5 million or 67%. A sharp decline in phase masks, which are principally sold to the telecommunications industry, accounted for 95% of the revenue decline in this product line. Revenue from our printer and recorder product line declined from $1.2 million in 2001 to $1.0 million in 2002. A portion of this product line was transferred to an outside distributor on consignment in the fourth quarter of 2002. The Company will be reimbursed beginning in 2003 for inventory transferred to this distributor plus a 5% royalty on future revenues.

COST OF SALES

Cost of sales was $11.2 million in 2002 compared to $11.3 million in 2001, a decrease of 1.3% or $0.1 million. The decrease in cost of sales resulted primarily from a sharp reduction in material cost related to the decline in phase mask revenue, which was offset by higher manufacturing overhead costs and increased obsolete inventory charges related to the printer and recorder product line.

GROSS PROFIT

Approximately $1.2 million of the $2.5 million gross profit decline was a result of the reduced phase mask revenue. The remaining $1.3 million erosion was the result of increased obsolete inventory costs related to the printer and recorder product line and increased depreciation and incremental overhead costs associated with the fiber and optical component product lines in both Salem and Montreal.

OPERATING EXPENSES

Operating expenses decreased $1.3 million from $18.4 million in 2001 to $17.1 million in 2002.

Selling expenses declined $1.0 million or 22% from $4.5 million in 2001 to $3.5 million in 2002. Salaries and fringe benefits remained level despite a 20% reduction in year-end headcount between fiscal 2001 and 2002 as increased staffing in the second half of 2001 was offset by reduced personnel in the second half of 2002. Commission expenses and bad debt expenses declined approximately $0.4 million due to lower revenues and tighter credit controls. Travel and trade show expenses declined approximately $0.2 million as the Company reduced staff and the number of events attended. The remaining $0.4 million in savings was realized through reduced administrative sales support cost, including: postage, telephone, office supplies, and recruiting costs.

Research and development expenses increased $0.7 million or 13% from $5.5 million in 2001 to $6.2 million in 2002. Salaries and fringe benefits increased $0.3 million or 12% as the cost reductions implemented in the second half of 2002 only partially offset the ramp up of staff in the second half of 2001 that continued through the second quarter of 2002. Depreciation expense increased $0.6 million as the equipment investments made in 2001 became operational in 2002.

General and administrative expenses declined $2.3 million or 30% from $7.8 million in 2001 to $5.5 million in 2002. Salaries and fringe benefit costs declined $0.7 million as a result of reduced headcount and salary reductions for both senior and middle management. Professional fees were reduced $0.5 million as the Company undertook a large portion of services previously outsourced. Travel expenses declined $0.3 million as a result of reduced staff and the use of alternative methods to conduct business with investors, customers, and vendors. Reduced support expenses, including training and recruiting, office supplies, and investor relations materials represented the majority of the remaining savings.

Management reviewed the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which became effective for financial statements issued for the fiscal years beginning after December 15, 2001. Based upon this review and analysis, the Company recorded a $1.6 million asset impairment charge primarily related to a reduction in the carrying value of internal and joint venture research and development projects in Montreal.

11 / STKR	2002 FORM 10-K

 Part II
Item 7

The Company terminated further capital expenditures on an internally developed capital project in the second quarter of 2002. At the time, the Company was considering selling the equipment to a third party, based upon the third party receiving funding to purchase the equipment. The Company was informed in the fourth quarter of 2002 that the third party was not successful in obtaining the funding and therefore the Company recorded an impairment charge in the fourth quarter of 2002.

The Company ceased funding a joint venture in the second quarter of 2002. At the time, the joint venture was soliciting additional funding from several venture capital firms. The joint venture was informed in the fourth quarter of 2002 that these venture capitalists were not interested in providing additional funding to the joint venture and therefore the Company recorded an impairment charge in the fourth quarter of 2002.

INTEREST AND OTHER INCOME

Interest and other income was $142,000 in 2002 compared to $441,000 in 2001. Interest and other income was comprised primarily of $103,000 of interest income for 2002.

INTEREST EXPENSE

Interest expense was $417,000 in 2002 compared to $757,000 in 2001 as lower interest rates offset a higher level of borrowings.

PROVISION (BENEFIT) FOR INCOME TAXES

The Company has not recorded an income tax benefit during 2002. The Company has recorded a valuation allowance against its net deferred tax assets after concluding that it is more likely than not that such deferred tax assets will not be recoverable.

RESULTS OF OPERATIONS FOR 2001 AND 2000

NET SALES

Net sales were $15.6 million in 2001 compared to $18.4 million in 2000, a decrease of 15% or $2.8 million.

Net sales from the Company's specialized illumination products were $10.8 million in 2001 compared to $13.6 million in 2000, a decrease of 21% or $2.8 million. The decrease was primarily caused by a reduction in demand due to a general slow down in the semi-conductor, disk drive inspection and electronic assembly markets. The majority of the Company's sales of specialized illumination products are made to companies in industries who use specialized lighting for industrial inspection and machine vision applications.

Net sales from the Company's optical sub-component products were $3.6 million in 2001 compared to $3.0 million in 2000, an increase of 21% or $0.6 million. Net sales from the Company's other products, largely printers and recorders, decreased from $1.8 million in 2000 to $1.2 million in 2001.

COST OF SALES

Cost of sales were $11.3 million in 2001 compared to $11.5 million in 2000, a decrease of 1% or $157,000. The decrease in cost of sales resulted primarily from the decrease in net sales.

12 / STKR	2002 FORM 10-K

 Part II
Item 7

GROSS PROFIT

Gross profit was $4.3 million or 28% in 2001 compared to $6.9 million or 38% in 2000. Gross margin declined primarily due to unabsorbed fixed overhead costs related to the decrease in revenue in the illumination business as well as increased depreciation and incremental management costs related to the implementation of specialty optical fiber and optical components manufacturing capacity in anticipation of revenues in 2002. The Company also recorded a charge of approximately $0.4 million related to inventory obsolescence related to its printer and recorder product line.

OPERATING EXPENSES

Operating expenses increased $10.3 million from $8.1 million in 2000 to $18.4 million 2001. The increase is directly related to the Company's new business strategy to invest in the optical components market.

Research and development expenses rose $4.2 million from $1.3 million in 2000 to $5.5 million in 2001. Salaries and benefits increased $2.7 million as the scientific and engineering staff evolved from 24 at December 31, 2000 to 85 at December 31, 2001. The increase in professional staff completed the Company's substantial intellectual capital investment in the optical components and specialty optical fiber markets. Prototype material expenses and higher depreciation costs accounted for $1.1 million of the higher research and development expenses.

Selling expenses increased $2.3 million as a result of staff doubling from 12 to 24 representing a $1.0 million growth in salaries, benefits, commissions and traveling expenses. In addition, advertising, promotion and trade show costs increased from $0.4 million to $1.0 million. The majority of these higher expenses were in support of the Company's strategic initiative into the specialty optical fiber market.

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

13 / STKR	2002 FORM 10-K

 Part II
Item 7

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, the Company was out of compliance with the financial covenants of the Toronto Dominion Credit Agreement and as a result triggered the cross default provisions of all other borrowing agreements as described under Borrowing Agreements.

Three years ago the Company made a strategic decision to utilize its optics and manufacturing expertise in phase masks and fiber optic illumination to expand into specialty optical fiber and optical components. This was based on high growth expectations for the telecommunications infrastructure in order to facilitate the rapid growth in Internet traffic. Given management's expectations of the optical component industry's rapid growth and the communications industry's growing demand for advanced telecommunications equipment, the Company over the following three years invested significant equity capital in plant and equipment, research and development and commercialization expenses.

However, as the original equipment manufacturers (OEMs) in the telecommunication sector continued to curtail purchases in the first half of 2002, the Company realized that while the telecom equipment market still offered long-term growth potential, near-term revenue opportunities for optical components would be adversely affected. This change in market conditions required the Company to significantly modify its expectations for specialty fiber and component revenue in the foreseeable future.

In May of 2002, the Company began to significantly reduce its overall operating expenses, and most importantly, its investment in research and development expenses related to optical components. The Company ceased funding two joint ventures and reduced its headcount in research and development, as well as selling and general and administration expenses.

Since the Company has not been immune to the difficulties of raising capital in the current equity markets, it shifted its short-term goals to financing operations based upon a revised business plan. The Company leveraged its asset investments in both real estate and equipment to obtain debt financing rather than issuing additional equity capital to support its short-term cash requirements.

Over the past year, the Company has significantly reduced its cash requirements by adjusting its operating expenses to a reduced revenue forecast. Incremental capital expenditures have been eliminated. The Company closely monitors its on-going cash requirements and is prepared to implement additional cost reductions as necessary.

Based upon our current forecast for 2003, the Company is pursuing various options to raise additional funds to finance operations through the end of 2003. The Company can give no assurances to the timing or terms of such arrangements, assuming it is able to consummate one or more of these options. If the Company is unable to raise sufficient funds through these options by the end of the second quarter of 2003, it will need to implement further cost reduction strategies, and the Company may not have adequate capital to sustain its current operations. Financing options in process or under consideration include: a new Canadian bank revolving credit facility that would refinance the existing Toronto Dominion facility, a Canadian government development loan, sale of real estate and/or a private placement of equity/debt securities. The Company expects to close several of these financing options by the end of the second quarter of 2003.

Historically, the Company has financed operations through private equity placements, third-party credit facilities and cash from operations. During the year ended December 31, 2002, the Company completed a private placement transaction selling an aggregate of 1,242,600 shares of common stock resulting in net proceeds of approximately $9.7 million. In addition, the Company obtained additional funding of $6.6 million primarily through the proceeds from the TJJ Note of $4.0 million and utilization of $3.4 million from the Merrill Lynch credit facility. This was partially offset by the repayment of the $1.2 million mortgage note with Granite Bank. The Company has used the proceeds from the private placement and bank debt primarily to fund operating losses, capital expenditures and for general working capital purposes. As of December 31, 2002, unrestricted cash and cash equivalents were $3.1 million.

14 / STKR	2002 FORM 10-K

 Part II
Item 7

Cash used in operating activities was $12.8 million in 2002, as a result of a net loss of $15.5 million and a decrease in accounts payable of $1.7 million partially offset by depreciation and amortization of $2.7 million, a decrease in inventories of $0.7 million and an asset impairment charge of $0.9 million. Cash used in investing activities was $1.8 million principally due to an increase in property, plant and equipment of $1.5 million. Included in property, plant and equipment was approximately $0.5 million of fixed assets purchased from CIENA Corporation in the second quarter of 2002. Cash provided by financing activities was $16 million in 2002 principally as a result of the Company's sale of common stock through a private placement transaction with net proceeds of $9.7 million as well as an increase in net proceeds from bank debt of $6.4 million.

BORROWING AGREEMENTS

TJJ Corporation
On December 27, 2002, the Company entered into a Term Note agreement with TJJ Corporation. The Term Note is a $5 million, three-year note due December 26, 2005, secured by the Company's Salem headquarters and bears an interest rate of 8.5%. The note allows the Company to initially draw down $4,000,000 subject to a 2% commitment fee. The Company had the option to draw down the additional $1,000,000 subject to a 1.25% commitment fee in increments of $250,000 which was subsequently exercised in full in March of 2003. In addition, the Company issued warrants to purchase 250,000 shares of the Company's common stock. The warrants can be exercised over a five-year period and each warrant can be exchanged for one share of common stock at a purchase price of $1.35 per share. As of December 31, 2002, $4,000,000 was outstanding under the Term Note agreement. The Term Note was issued together with warrants. The aggregate purchase price of the Term Note and the warrants ($4,000,000) was allocated between the Term Note and the warrants based upon their relative fair market values. The purchase price assigned to the Term Note and warrants was $3,731,000 and $269,000 respectively. The difference between the face amount of the Term Note, and the aggregate purchase price allocated to the Term Note $3,731,000 was recorded as debt discount, and is being amortized over the life of the Term Note. As of December 31, 2002, the Company was not in compliance with the covenants of the Term Note due to cross default provisions related to the Toronto Dominion Bank credit facility.

Merrill Lynch Financial Services
On May 19, 2001, the Company entered into a credit agreement with Merrill Lynch Financial Services, Inc. providing total borrowing availability up to $6,000,000. Initial proceeds were used to pay off the credit agreement between the Company and Wells Fargo Business Credit, Inc. The initial credit facility with Merrill Lynch consisted of a line of credit of up to $2,500,000 and a reducing revolver in the amount of $3,500,000. On April 24, 2002, the Company entered into the first amendment of the credit agreement, which increased the borrowing availability up to $7,000,000 by increasing the line of credit to $3,500,000 and maintaining the reducing revolver at $3,500,000.

On December 27, 2002, the Company entered into a second amendment of the credit agreement, which decreased the borrowing availability to $6,000,000 by decreasing the line of credit to $2,500,000 and maintaining the revolver at $3,500,000. The line of credit is subject to review and renewal as of July 31, 2003. As of December 31, 2002, $2,886,995 was outstanding under the reducing revolver and $3,500,000 was outstanding under the line of credit. The outstanding principal balance of all advances under this credit facility bears interest at 2.5% over the one month LIBOR rate. As of December 31, 2002 the interest rate was approximately 3.9%. The Company's obligations under this credit facility are secured by substantially all the Company's Salem assets, excluding real property, plus a pledge of restricted cash in the amount of $2,000,000. In addition, the Company is required to maintain a $7.8 million tangible net worth. The Company was not in compliance with all provisions of the credit agreement due to cross default provisions related to the Toronto Dominion Bank credit facility. The reducing revolver is a seven-year loan with monthly principal and interest payments.

Toronto Dominion Bank
On December 5, 2000, StockerYale Canada amended its credit agreement with Toronto Dominion Bank. The credit agreement provided for (a) a $3,500,000 CDN operating line of credit of which $1,000,000 CDN must be offset by credit balances; (b) two mortgage loans for $2,020,000 CDN and (c) four term notes totaling up to $1,049,000 CDN. The line of credit bore an interest rate of 1% over Toronto Dominion's prime rate, and required monthly payments of interest only, and was payable on demand.

15 / STKR	2002 FORM 10-K

 Part II
Item 7
In November 2002, Toronto Dominion Bank reduced the line of credit $1,500,000 CDN to $2,000,000 CDN and increased the interest rate from 1% over Toronto Dominion's prime rate to 3% over Toronto Dominion's prime rate for both short and long-term debt obligations. As of December 31, 2002, $1,385,698 CDN ($877,424 US) was outstanding under the line of credit and approximately $614,302 CDN ($399,296 US) was available for additional borrowings. The mortgage requires monthly principal payments of $10,797 CDN (approximately $7,200 US) and $1,111 CDN (approximately $698 US) plus interest at prime rate plus 3%. As of December 31, 2002, the outstanding balance on the mortgage loans was $1,865,480 CDN ($1,181,222 US). The four term loans require monthly principal payments of approximately $36,125 CDN ($22,694 US) plus interest of prime rate plus 3%. On December 31, 2002, the outstanding aggregate balance on the term loans was $590,706 CDN ($374,035 US). As of December 31, 2002, the Company was not in compliance with the debt covenants and the bank demanded payment by April 30, 2003. As of April 14, 2003, based upon the offer of a credit facility from National Bank of Canada and the Company's commitment to close this facility and to repay all of Toronto Dominion Bank's outstanding loans, Toronto Dominion Bank extended full repayment until May 31, 2003.

The Company's headquarters in Salem, New Hampshire was subject to a mortgage and note issued to Granite Bank on August 26, 1996 (the "Granite Note"). The Granite Note, in an initial principal amount of $1,500,000 was due August 29, 2011. The Granite Note bore interest at a rate of 5.75% per annum and was reviewed annually in August. The principal and interest were repayable in 180 equal monthly installments. In accordance with the terms of the Granite Note, the Company could prepay amounts outstanding there under, in whole or in part, at any time without premium or penalty. As of December 31, 2002, the Granite note was paid in full from the proceeds of the TJJ Corporation Term Note.

Corporate Borrowing Summary
In summary, as of March 31, 2003, the Company has made repayments to Merrill Lynch and Toronto Dominion Bank of $850,000 and $352,000 respectively, resulting in outstanding balances of $5,537,000 and $2,080,000 respectively, as of March 31, 2003.

However, the long-term portion of debt outstanding to TJJ Corporation of $4,000,000 and Toronto Dominion Bank of $1,555,000 as of December 31, 2002 has been reclassified from long-term to short-term debt due to cross default provisions in the debt covenants with both institutions. Although Toronto Dominion Bank has extended repayment  until May 31, 2003, under SFAS No. 78, Classification of Obligations that are Callable by the Creditor, the Company is required to reclassify all long-term obligations as current.

Therefore, all long-term obligations due both TJJ Corporation and Toronto Dominion Bank are considered current liabilities as of December 31, 2002. The cross default covenants will be cured upon the closing of the National Bank of Canada credit facility, which will replace the entire Toronto Dominion Bank credit facility (see Note 22 for additional information). Subsequent to the replacement of the Toronto Dominion Bank credit facility with the new National Bank of Canada credit facility, the Company expects the TJJ Corporation Term Note of $4,000,000 as of December 31, 2002 ($5,000,000 as of March 31, 2003) and the National Bank of Canada mortgage of $885,000 to be classified in accordance with their scheduled repayment terms. The Company can give no assurance to the timing or its ability to secure financing with the National Bank of Canada.

Optune Technologies, Inc.
On October 12, 2000, the Company entered into a joint venture with Dr. Nicolae Miron and formed Optune Technologies, Inc., a Quebec corporation, to develop a new class of tunable optical filters. Under the terms of this joint venture arrangement, the Company owns a 49% equity interest in Optune and the Company agreed to contribute an aggregate of $4,000,000 toward all operating costs of the joint venture including salaries, equipment and facility costs. The contributions were to be made over a two-year period pursuant to a fixed milestone schedule. The Company has recorded 100% of the losses associated with the research and development joint venture in the accompanying statement of operations as research and development expense. The Company provided approximately $936,000 CDN ($600,000 USD) through December 31, 2001 and recorded $400,000 USD of research and development expenses related to the joint venture. For the twelve months ended December 31, 2002, the Company has provided $394,000 CDN ($260,000 USD) and $70,000 CDN ($46,000 USD) of funding to the joint venture and recorded approximately $287,000 of research and development expenses related to the operating losses.

16 / STKR	2002 FORM 10-K

 Part II
Item 7

The Board of Directors of the joint venture, which includes Dr. Nicolae Miron and representatives of StockerYale, (the Joint Venture Board), held four meetings during 2002 to discuss product development progress as well as the market for tunable optical filters in light of the economic conditions that had negatively impacted the telecommunications market.

The Joint Venture Board concluded that although the potential demand for the tunable optical filters was promising, that material product and/or license revenue from the technology in the short term was unlikely. Therefore, the Board on August 8, 2002 unanimously approved an amendment to the original joint venture agreement, whereby StockerYale would cease funding the joint venture and was no longer obligated to fund up to the $4,000,000 as originally contemplated in the joint venture. Both Dr. Miron and StockerYale will continue to own 51% and 49%, respectively of the joint venture.

In the fourth quarter of 2002, the Company determined based upon a lack of funding from the Company and the joint venture's inability to raise additional capital from other sources that the joint venture was impaired. The Company recorded a $474,000 CDN ($308,000 US) asset impairment to write off the Company's remaining investment in the joint venture.

Innovative Specialty Optical Fiber Components LLC
In April 2001, the Company entered into a research and development joint venture agreement to form Innovative Specialty Optical Fiber Components LLC (iSOFC) with Dr. Danny Wong to develop specialty optical fiber products. In exchange for a 60% ownership interest in Innovative Specialty Optical Fiber Components LLC, the Company committed to fund up to $7.0 million over a two-year period to cover all operating costs of the majority owned subsidiary, including salaries, equipment and facility costs. Innovative Specialty Optical Fiber Components LLC has been consolidated by the Company and the Company has recorded 100% of the losses associated with Innovative Specialty Optical Fiber Components LLC as research and development expense in the accompanying income statements. The Company provided approximately $418,000 of funding through December 31, 2001. During the twelve months ending December 31, 2002, the Company has provided $298,000 and recorded $565,000 of research and development expenses relating to the operating losses for the twelve months ending December 31, 2002.

Dr. Wong resigned from iSOFC on May 22, 2002. In a letter sent to Dr. Wong on August 19, 2002, iSOFC exercised its right under the Limited Liability Company Agreement to repurchase Dr. Wong's entire equity interest in the joint venture for fair market value. Although he had the right to dispute the repurchase price within ten business days, Dr. Wong did not respond to the exercise notice and the repurchase was effective as of August 29, 2002. The purchase price for all outstanding shares owned by Dr. Wong was $10,000.

As a result, StockerYale currently owns 100% of iSOFC, which has revised its business plan to operate as a wholly-owned subsidiary of StockerYale funded on a significantly reduced "as needed" basis, and StockerYale is no longer obligated to fund up to the $7,000,000 as originally contemplated in the joint venture.

From time to time, the Company contemplates raising additional capital by the issuance of equity securities, the proceeds of which may be used, among other things, to fund working capital needs and capital expenditures. As of March 8, 2002, the Company raised an additional $9.7 million through a private placement of 1,242,600 shares. In addition, the Company obtained additional funding of $6.6 million through proceeds from the TJJ Corporation Term Note of $4.0 million and utilization of $3.4 million from the Merrill Lynch credit facility. This was partially offset by the pay off of the $1.2 million mortgage note with Granite Bank.

17 / STKR	2002 FORM 10-K

 Part II
Item 7

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations at December 31, 2002, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

Year	OPERATING LEASES	DEBT OBLIGATIONS (1)	TOTAL
2003	$180	$13,082	$13,262
2004	10	78	88
2005	1	18	19
2006	-	-	-
2007	-	-	-
Thereafter	-	-	-
Total	$191	$13,178	$13,369

(1)       Includes approximately $4.6 million of credit lines, which expire during 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

In June, 2002, FASB issued SFAS No. 146, Accounting for Cost Associated with Exit or Disposal Activities. SFAS No. 146 nullifies previous guidance on accounting for costs associated with exit or disposal activities and requires a liability for these costs to be recognized and measured at its fair value in the period in which the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This standard is effective for financial statements for fiscal years ending after December 15, 2002. The disclosure requirements of SFAS No. 148 have been implemented in Note 3 and the interim disclosure reporting requirements will be adopted by the Company in the first interim period.

CRITICAL ACCOUNTING POLICIES

StockerYale's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires StockerYale to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, StockerYale evaluates its estimates, including, accounts receivable, inventories, property, plant and equipment and goodwill and intangible assets. StockerYale develops its estimates based on historical experience as well as assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

StockerYale believes the following critical policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

18 / STKR	2002 FORM 10-K

 Part II
Item 7

ACCOUNTS RECEIVABLE

The Company reviews the financial condition of all new customers prior to granting credit. After completing the credit review, the Company establishes a credit line for each customer. Periodically, the Company reviews the credit line for all major customers and adjusts the credit limit based upon an updated financial condition of the customer, historical sales and payment information and expected future sales. The Company has a large number of customers; therefore, material credit risk is limited to only a small number of customers. Sales to the Company's largest customer accounted for 16% of consolidated revenue in 2002. No other customer accounted for more than 10% of revenue in 2002. The Company periodically reviews the collectibility of its accounts receivable. Provisions are established for accounts that are potentially uncollectible. Determining adequate reserves for accounts receivable requires management's judgment. Conditions impacting the collectibility of the Company's receivables could cause actual write-offs to be materially different than the reserved balances as of December 31, 2002.

REVENUE RECOGNITION

The Company recognizes revenue from product sales at the time of shipment and when persuasive evidence of an arrangement exists, performance of the Company's obligation is complete, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. In certain limited situations, customers have the right to return products. Such rights of return have not precluded revenue recognition because the Company has a long history with such returns and accordingly provides a reserve.

INVENTORY OBSOLESCENCE

The Company values inventories at the lower of cost or market using the first in, first-out ("FIFO") method. The Company specifically evaluates historical and forecasted demand of the illumination product line to determine if the carrying value of both finished goods and raw materials is recoverable through future sales. The Company also estimates the impact of increased revenues for new products versus the potential obsolescence of older products on a case-by-case basis. As a result of this analysis, the Company reduces the carrying amount of inventory. The Company has not established an inventory reserve for the optical components product line since these products are primarily manufactured based upon a customer order. Actual results could be different from management's estimates and assumptions.

INTANGIBLE ASSETS

The Company's intangible assets consist of goodwill, which is not being amortized commencing in 2002 and beyond and amortizing intangibles, which consist of patents, trademarks and purchased patented technologies, which are being amortized over their useful lives. All intangible assets are subject to impairment tests on a periodic basis.

Note 8 describes the impact of accounting for the adoption of SFAS No. 142, Goodwill and Intangible Assets, and the annual impairment methodology that the Company will employ on January 1st of each year in calculating the recoverability of goodwill. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be challenged. Amortizing intangibles are currently evaluated for impairment using the methodology set forth in SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. Recoverability of these assets is assessed only when events have occurred that may give rise to an impairment. When a potential impairment has been identified, forecasted undiscounted cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values.

19 / STKR	2002 FORM 10-K

 Part II
 Item 7

LONG-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets, primarily property, plant and equipment, when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. This review is based on the Company's ability to recover the carrying value of the assets from expected undiscounted future cash flows. If an impairment is indicated, the Company measures the loss based on the fair value of the asset using various valuation techniques. If an impairment loss exists, the amount of the loss will be recorded in the consolidated statements of operations. It is possible that future events or circumstances could cause these estimates to change.

INCOME TAXES

The Company accounts for income taxes under the liability method. Under this method the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax basis of the assets and liabilities using currently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

Statements, other than historical facts, made herein may constitute forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those, anticipated in such statements. The factors that could cause actual results to differ materially from anticipated results include, without limitation, the Company's ability to, (i) compete with entities that have greater financial, technical and marketing resources than the Company, (ii) develop and market new products in its various business lines, (iii) gain sufficient market acceptance for its fiber products (iv) obtain financing on favorable terms or refinance indebtedness prior to maturity or (v) raise capital through equity or debt to fund anticipated expenditures and (vi) risks inherent with international operations. In addition, general economic conditions worldwide may affect the Company's results.

The Company may not be able to obtain sufficient capital to fund its operating losses.
The Company has historically experienced operating losses over the last several years and may continue to incur losses. The Company cannot predict the size or duration of any future losses. These operating losses have historically been financed through debt or by the sale of equity in the Company.

The Company's future capital requirements will depend on a number of factors, including its profitability, growth rate, working capital requirements, expenses associated with protection of the Company's patents and other intellectual property, and costs of future research and development activities. Future operating results will depend, in part, on the Company's ability to obtain and manage capital sufficient to finance its business. To the extent that funds currently available or expected to be generated from operations are not sufficient to meet current or planned operating requirements, the Company will seek to obtain additional funds through bank credit facilities, equity or debt financing, collaborative or other arrangements with corporate partners and from other sources. Additional funding may not be available when needed or on acceptable terms, which could have a material adverse effect on the Company's business, financial condition and results of operations. If adequate funds are not available, the Company may be required to delay or to eliminate certain expenditures; or license or sell a product line or intellectual property; or scale back or cease operations. In addition, in the event that the Company obtains any additional funding, such financing may have a substantially dilutive effect on the holders of the Company's securities.

20 / STKR	2002 FORM 10-K

 Part II
Item 7

The Company may not accomplish its new business strategy; its photonics products may not gain sufficient market acceptance to result in the number of orders for the Company to achieve profitability.
The Company's business strategy is to shift away from its historical lines of businesses and direct the Company's resources to develop, manufacture and market specialty optical fiber and optical sub-component products for use in industrial inspection, machine vision, defense and security, utility,  telecommunication and medical markets. The Company's specialty optical fiber and optical sub-component products may not achieve market acceptance with commercial and industrial purchasers. Without market acceptance, the Company may not receive a sufficient number of orders for its specialty optical fiber and optical sub-component products to achieve profitability. In addition, even if the Company's specialty optical fiber, and optical sub-component products achieve market acceptance, should these products not prove to be cost-effective and reliable, or offer advantages over comparable products sold by the Company's competitors, they may lose that acceptance.

The Company may face delays, difficulties or unanticipated costs in expanding its sales and distribution capabilities necessary to gain market acceptance for its products.
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

The Company has many competitors in its field and its technologies may not remain competitive.
The Company participates in a rapidly evolving field in which technological developments are expected to continue at a rapid pace. The Company has many competitors in the United States and abroad, including various fiber optic component manufacturers, universities and other private and public research institutions. The Company's success depends upon its ability to develop and maintain a competitive position in the product categories and technologies on which the Company focuses. The introduction of new products incorporating new technologies or the emergence of new industry standards could make it more difficult for the Company's existing products to compete in terms of pricing or functionality. Many of the Company's competitors have greater capabilities, experience and financial resources than the Company. Competition is intense and is expected to increase as new products enter the market and new technologies become available.

If the Company fails to maintain acceptable manufacturing yields, the Company may need to delay product shipments and its gross margins could be impaired.
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

The Company's customers are not obligated to buy material amounts of its products and may cancel or defer purchases on short notice.
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

21 / STKR	2002 FORM 10-K

 Part II
Item 7A

The Company faces risks associated with its international operations.
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

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

INTEREST RATE RISK

The Company is exposed to market risk from changes in interest rates, which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company is exposed to interest rate risk primarily through its borrowings under its $2.5 million credit line and $3.5 million Reducing Revolver with Merrill Lynch with an interest rate at 2.5% over the one month LIBOR and its $2.0 million CDN line of credit with Toronto Dominion bank with an interest rate at 3% over Toronto Dominion's prime rate. As of December 30, 2002 the fair market value of the Company's outstanding debt approximates its carrying value due to the short-term maturities and variable interest rates. A 1% change in interest rates could increase or decrease interest expense by approximately $90,000 on an annual basis.

The information required by Item 8 is presented on pages 23 through 49 of this Form 10-K.

22 / STKR	2002 FORM 10-K

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of StockerYale, Inc.:

We have audited the accompanying consolidated balance sheet of StockerYale, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the 2002 financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the 2002 financial statements and financial statement schedule based on our audit. The financial statements and financial statement schedule as of December 31, 2001, and for each of the years in the two-year period then ended, before the inclusion of the goodwill disclosures discussed in Note 8 to the financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such 2001 and 2000 financial statement schedules, when considered in relation to the 2001 and 2000 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their report dated February 25, 2002 (except with respect to the matter discussed in Note 18, as to which the date was March 8, 2002).

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements present fairly, in all material respects, the financial position of StockerYale, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2002 financial statement schedule, when considered in relation to the 2002 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed above, the financial statements of StockerYale Inc. and subsidiaries as of December 31, 2001, and for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations. As described in Note 8, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 8 with respect to 2001 and 2000 included (1) comparing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in those periods related to goodwill, intangible assets that are no longer being amortized, deferred credits related to an excess over cost, equity method goodwill, and changes in amortization periods for intangible assets that will continue to be amortized as a result of initially applying SFAS 142 (including any related tax effects) to the Company's underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss and the related loss-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 8 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

As discussed in Note 8, in the year ended December 31, 2002 the Company changed its method of accounting for goodwill and intangible assets to conform to the provisions of SFAS 142.

23 / STKR	2002 FORM 10-K

 Part II
Item 8

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 13 to the financial statements, at December 31, 2002, the Company was not in compliance with the covenants of their loan agreements, which has resulted in certain banks demanding repayment and/or a reduction in their loan commitments. The Company is attempting to renegotiate the terms and covenants of the loan agreements and also is seeking other sources of long-term financing. The Company's difficulties in meeting its loan agreements covenants and financing needs, its recurring losses from operations, and its negative working capital position discussed in Note 1 raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Boston, Massachusetts
March 7, 2003
(Except for Notes 2, 13 and 22 as to which the date is April 14, 2003)

24 / STKR	2002 FORM 10-K

 Part II
Item 8

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Note:

The following audit report of Arthur Andersen LLP (Andersen) is a copy of the report previously issued by Arthur Andersen on February 25, 2002 (and on March 8, 2002 with respect to other matters) in connection with StockerYale, Inc.'s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.

To the Directors and Stockholders of StockerYale, Inc.:

We have audited the accompanying consolidated balance sheets of StockerYale, Inc. (a Massachusetts corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/ Arthur Andersen LLP
Arthur Andersen LLP
Boston, Massachusetts
February 25, 2002

25 / STKR	2002 FORM 10-K

 Part II
Item 8

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

In thousands
Year Ended December 31	2002	2001
Assets
Current assets:
Cash and cash equivalents	$3,070	$1,576
Restricted cash	2,000	2,000
Accounts receivable, less reserves of approximately $155 in 2002 and $128 in 2001	2,200	2,091
Inventories	4,478	5,224
Prepaid expenses and other current assets	747	1,078
Total current assets	12,495	11,969
Property, plant and equipment, net	23,650	25,813
Goodwill, net of accumulated amortization	2,677	2,677
Identified intangible assets, net	1,785	2,115
Officer note receivable	249	-
Other long-term assets	464	786
Total assets	$41,320	$43,360
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt, including obligations in default, net of unamortized discount of $269 in 2002	$5,306	$339
Short-term debt	7,446	3,621
Accounts payable	2,050	3,791
Accrued expenses	1,399	1,438
Short-term portion of capital lease obligation	61	147
Total current liabilities	16,262	9,336
Long-term debt and capital lease obligations	96	2,807
Other long-term liabilities	-	929
Deferred income taxes	-	263
Commitments and contingencies (See Note 19)
Stockholders' equity:
Common stock, par value $0.001-shares authorized 100,000,000; Shares issued and outstanding 12,771,524 and 11,391,825 at December 31, 2002 and 2001, respectively	13	11
Paid-in capital	68,637	58,309
Accumulated other comprehensive loss	(266)	(381)
Accumulated deficit	(43,422)	(27,914)
Total stockholders' equity	24,962	30,025
Total liabilities and stockholders' equity	$41,320	$43,360

See the notes to consolidated financial statements.

26 / STKR	2002 FORM 10-K

 Part II
Item 8

CONSOLIDATED STATEMENT OF OPERATIONS

In thousands, except earnings per share
Year Ended December 31	2002	2001	2000
Revenue	$12,992	$15,581	$18,366

Cost of sales	11,159	11,303	11,460
Gross profit	1,833	4,278	6,906
Operating expenses:
Selling expenses	3,451	4,466	2,152
General and administrative	5,513	7,825	3,615
Amortization expense	329	678	604
Research and development	6,203	5,465	1,333
Asset Impairment	1,570	-	-
In-process research and development	-	-	402
Total operating expenses	17,066	18,434	8,106
Operating loss	(15,233)	(14,156)	(1,200)
Interest and other income	142	441	394
Interest expense	(417)	(757)	(475)
Loss from continuing operations before income tax provision (benefit)	(15,508)	(14,472)	(1,281)
Income tax expense (benefit)	-	(801)	252
Loss from continuing operations	(15,508)	(13,671)	(1,533)
Loss from discontinued operations	-	(191)	(1,862)
Net loss	$(15,508)	$(13,862)	$(3,395)
Basic and diluted loss per share:
Loss per share from continuing operations	$(1.22)	$(1.28)	$(0.18)
Loss per share from discontinued operations	-	(0.02)	(0.21)
Net loss per share	$(1.22)	$(1.30)	$(0.39)
Weighted average shares outstanding:
Basic and diluted	12,685	10,683	8,711

See the notes to consolidated financial statements.

27 / STKR	2002 FORM 10-K

 Part II
Item 8

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
		$0.001 Par Value			Accumulated Other Comprehensive Income (Loss)	Total Shareholders Equity	Comprehensive Income (Loss)
	Shares		Paid-in Capital	Accumulated (Deficit)
Balance, December 31, 1999	7,606	$8	$14,421	$(10,657)	$(18)	$3,754	$(1,133)
Sale of common stock net of issuance costs of $1.1 million	1,289	1	24,106	-	-	24,107	-
Conversion of subordinated debt to common stock	366	-	1,350	-	-	1,350	-
Issuance of common stock for acquisition of CorkOpt Ltd.	125	-	2,194	-	-	2,194	-
Cumulative translation adjustment	-	-	-	-	(111)	(111)	(111)
Net loss	-	-	-	(3,395)	-	(3,395)	(3,395)
Comprehensive net loss for the year ended December 31, 2000							$(3,506)
Balance, December 31, 2000	9,386	$9	$42,071	$(14,052)	$(129)	$27,899	$-
Sale of common stock net of issuance costs of $1.4 million	1,700	$2	$15,904	$-	$-	$15,906	$-
Issuance of common stock to employees	306	$-	$334	$-	$-	$334	$-
Cumulative translation adjustment	-	$-	$-	$-	$(252)	$(252)	$(252)
Net loss	-	$-	$-	$(13,862)	$-	$(13,862)	$(13,862)
Comprehensive net loss for the year ended December 31, 2001							$(14,114)
Balance, December 31, 2001	11,392	$11	$58,309	$(27,914)	$(381)	$30,025	$-
Sale of common stock net of issuance costs of $0.11 million	1,243	2	9,534	-	-	9,536	-
Issuance of common stock to employees	103	-	324	-	-	324	-
Issuance of common stock for acquisition of CIENA Group	34	-	200	-	-	200	-
Warrants to purchase common stock	-	-	270	-	-	270	-
Cumulative translation adjustment	-	-	-	-	115	115	115
Net loss	-	-	-	(15,508)	-	(15,508)	(15,508)
Comprehensive net loss for the year ended December 31, 2002							$(15,393)
Balance, December 31, 2002	12,772	$13	$68,637	$(43,422)	$(266)	$24,962

See the notes to consolidated financial statements.

28 / STKR	2002 FORM 10-K

 Part II
Item 8

CONSOLIDATED CASH FLOWS STATEMENTS
In thousands
Year Ended December 31	2002	2001	2000
Operations
Net loss	$(15,508)	$(13,862)	$(3,395)
Less: net loss on discontinued operations	-	(191)	(1,862)
	(15,508)	(13,671)	(1,533)

Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in process research and development	-	-	402
Depreciation and amortization	2,695	2,066	1,025
Deferred income taxes and other charges	(9)	(696)	(130)
Loss on investment in joint venture	317	380	-
Asset impairment	933	-	-
Other changes in assets and liabilities:
Accounts receivable, net	(109)	580	(819)
Officer note receivable	(249)	-	-
Inventories	746	(28)	(138)
Prepaid expenses and other current assets	337	(216)	(210)
Accounts payable	(1,741)	2,155	(1,302)
Accrued expenses	(178)	106	264
Net cash used in operating activities, continuing operations	(12,766)	(9,324)	(2,441)
Net cash used in operating activities, discontinued operations	-	-	(870)
Net cash used in operations	(12,766)	(9,324)	(3,311)
Financing
Proceeds from sale of common stock	9,860	16,240	24,107
Borrowings (repayments) of bank debt	3,459	2,688	(2,159)
Repayment of mortgage	(1,195)	-	-
Proceeds from term note	4,000	-	-
Restricted cash under credit facility	-	(1,500)	(500)
Debt acquisition costs	(244)	-	-
Net cash provided by financing activities	15,880	17,428	21,448
Investing
Purchases of property, plant and equipment	(1,509)	(18,912)	(5,404)
Net investment in joint venture	(330)	(600)	-
Net proceeds from sale of discontinued operations	-	659	-
Long-term investment	-	-	(250)
Proceeds from note receivable	104	90	10
Business acquired, net of cash acquired	-	-	(2)
Net cash used for investing	(1,735)	(18,763)	(5,646)
Effect of exchange rates	115	(252)	(89)
Net change in cash and equivalents	1,494	(10,911)	12,402
Cash and equivalents, beginning of year	1,576	12,487	85
Cash and equivalents, end of year	$3,070	$1,576	$12,487
Supplemental disclosure of cash flow information:
Interest paid	417	757	577
Taxes paid	-	-	42
Stock issued in CIENA acquisition	225	-	-
Supplemental disclosure of noncash financing activities:
Conversion of subordinated debt to common stock	-	-	1,350
Fair value of shares used for acquisition of CorkOpt Ltd.	-	-	2,194
Liabilities assumed in acquisition	-	-	717

See the notes to consolidated financial statements.

29 / STKR	2002 FORM 10-K

 Part II
Item 8

NOTES TO FINANCIAL STATEMENTS
December 31, 2002

(1) ORGANIZATION AND BASIS OF PRESENTATION

StockerYale, Inc. (the Company) was incorporated in 1951, and is primarily engaged in the design, manufacture and distribution of structured light lasers, specialized fiber optic and fluorescent illumination products used in a wide range of markets and industries, including: machine vision, telecommunications, aerospace, defense and security, utilities, industrial inspection and medical markets.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the years ended December 31, 2002, 2001 and 2000, the Company incurred net losses of $15,508,000, $13,862,000 and $3,395,000, respectively, and, as of December 31, 2002, the Company's current liabilities exceeded its current assets by $3,767,000. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 13, the Company is not in compliance with several provisions of its loan agreements, including certain financial covenants and cross default provisions. Since the lenders have refused to waive these provisions for the year ended December 31, 2002 and some have demanded repayment and/or a reduction in their loan commitments, the loans have been classified as current liabilities as of December 31, 2002. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations from sources that are described in Note 2 to the consolidated financial statements.

(2) MANAGEMENT PLAN

Three years ago the Company made a strategic decision to utilize its optics and manufacturing expertise in phase masks and fiber optic illumination to expand into specialty optical fiber and optical components. This was based on high growth expectations for the telecommunications infrastructure in order to facilitate the rapid growth in Internet traffic. Given management's expectations of the optical component industry's rapid growth and the communications industry's growing demand for advanced telecommunications equipment, the Company over the following three years invested significant equity capital in plant and equipment, research and development and commercialization expenses.

However, as the original equipment manufacturers (OEMs) in the telecommunication sector continued to curtail purchases in the first half of 2002, the Company realized that while the telecom equipment market still offered long-term growth potential, near-term revenue opportunities for optical components would be adversely affected. This change in market conditions required the Company to significantly modify its expectations for specialty fiber and component revenue in the foreseeable future.

In May of 2002, the Company began to significantly reduce its overall operating expenses, and most importantly, its investment in research and development expenses related to optical components. The Company ceased funding two joint ventures and reduced its headcount in research and development, as well as selling and general and administration expenses.

Since the Company has not been immune to the difficulties of raising capital in the current equity markets, it shifted its short-term goals to financing operations based upon a revised business plan.

30 / STKR	2002 FORM 10-K

 Part II
Item 8

Since the Company has not been immune to the difficulties of raising capital in the current equity markets, it shifted its short-term goals to financing operations based upon a revised business plan. The Company leveraged its asset investments in both real estate and equipment to obtain debt financing rather than issuing additional equity capital to support its short-term cash requirements.

Over the past year, the Company has significantly reduced its cash requirements by adjusting its operating expenses to a reduced revenue forecast. Incremental capital expenditures have been eliminated. The Company closely monitors its on-going cash requirements and is prepared to implement additional cost reductions as necessary.

Based upon our current forecast for 2003, the Company is pursuing various options to raise additional funds to finance operations through the end of 2003. The Company can give no assurances to the timing or terms of such arrangements, assuming it is able to consummate one or more of these options. If the Company is unable to raise sufficient funds through these options by the end of the second quarter of 2003, it will need to implement further cost reduction strategies, and the Company may not have adequate capital to sustain its current operations. Financing options in process or under consideration include: a new Canadian bank revolving credit facility that would refinance the existing Toronto Dominion facility, a Canadian government development loan, sale of real estate and/or a private placement of equity/debt securities. The Company expects to close several of these financing options by the end of the second quarter of 2003.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries, StockerYale (IRL) Ltd, Lasiris Holdings, Inc., which holds all of the outstanding shares of StockerYale Canada, Innovative Specialty Optical Fiber Components LLC and StockerYale Asia PTE Ltd. All significant intercompany balances and transactions have been eliminated. The Company has a 49% ownership interest in Optune Technologies, Inc. that has been accounted for under the equity method.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with original maturities of three months or less.

RESTRICTED CASH

The Company maintains certain levels of restricted cash required as collateral under the borrowings agreement with Merrill Lynch. The agreement requires that $2,000,000 be held in escrow as long as there is an outstanding balance under the agreement. The Company maintains the restricted cash in highly liquid investments with original maturities of three months or less.

ACCOUNTS RECEIVABLE

The Company reviews the financial condition of all new customers prior to granting credit. After completing the credit review, the Company establishes a credit line for each customer. Periodically, the Company reviews the credit line for all major customers and adjusts the credit limit based upon an updated financial condition of the customer, historical sales and payment information and expected future sales. The Company has a large number of customers; therefore, material credit risk is limited.

31 / STKR	2002 FORM 10-K

 Part II
Item 8

The Company periodically reviews the collectibility of its accounts receivable. Provisions are established for accounts that are potentially uncollectible. Determining adequate reserves for accounts receivable requires management's judgment. Conditions impacting the collectibility of the Company's receivables could change causing actual write-offs to be materially different than the reserved balances.

INVENTORY OBSOLESCENCE

The Company values inventories at the lower of cost or market using the first in, first-out ("FIFO") method. The Company specifically evaluates historical and forecasted demand of the illumination product line to determine if the carrying value of both finished goods and raw materials is recoverable through future sales. The Company also estimates the impact of increased revenues for new products versus the potential obsolescence of older products on a case-by-case basis. As a result of this analysis, the Company reduces the carrying value amount of the inventory. The Company has not established an inventory reserve for optical components since these products are primarily manufactured to the customer's order. Actual results could be different from management's estimates and assumptions.

INTANGIBLE ASSETS

The Company's intangible assets consist of goodwill, which is not being amortized commencing in 2002 and beyond and amortizing intangibles, which consist of patents, trademarks and purchased patented technologies, which are being amortized over their useful lives. All intangible assets are subject to impairment tests on a periodic basis.

Note 8 describes the impact of accounting for the adoption of SFAS No. 142, Goodwill and Intangible Assets, and the annual impairment methodology that the Company will employ on January 1st of each year in calculating the recoverability of goodwill. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be challenged. Amortizing intangibles are evaluated for impairment using the methodology set forth in SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. Recoverability of these assets is assessed only when events have occurred that may give rise to an impairment. When a potential impairment has been identified, forecasted undiscounted cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values.

LONG-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets, primarily property, plant and equipment, when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. This review is based on the Company's ability to recover the carrying value of the assets from expected undiscounted future cash flows. If an impairment is indicated, the Company measures the loss based on the fair value of the asset using various valuation techniques. If an impairment loss exists, the amount of the loss will be recorded in the consolidated statements of operations. It is possible that future events or circumstances could cause these estimates to change.

During the fourth quarter of 2002, the Company recorded a $1,570,000 asset impairment charge. The impairment charge is primarily attributed to the reduction in the carrying value of fixed assets and equity investments in joint ventures for selective research and development projects. The Company has determined that they will not continue to fund these projects and the joint venture was not able to raise additional outside funding. The Company has reduced the carrying value of the assets based on various cash flow techniques including discounted cash flow and market analysis.

32 / STKR	2002 FORM 10-K

 Part II
Item 8

LOSS PER SHARE

Loss per share, basic and diluted, is calculated by dividing the net loss by the weighted average number of common shares outstanding. For the years ended December 31, 2002, 2001, and 2000, 3,202,043, 2,329,231, 1,475,857 options, respectively, were excluded from the calculation of diluted shares, as their effects were anti-dilutive.

REVENUE RECOGNITION

The Company recognizes revenue from product sales at the time of shipment and when persuasive evidence of an arrangement exists, performance of the Company's obligation is complete, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. In certain limited situations, customers have the right to return products. Such rights of return have not precluded revenue recognition because the Company has a long history with such returns and accordingly provides a reserve.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is valued at the lower of cost or estimated carrying values. The Company provides for depreciation on a straight-line basis over the assets estimated useful lives or lease terms, if shorter. The following table summarizes the estimated useful lives by asset classification:

Asset Classification	Estimated Useful Life
Building and building improvements	10 to 40 years
Computer equipment	3 to 5 years
Machinery and equipment	5 to 10 years
Furniture and fixtures	3 to 10 years

Total depreciation expense of property, plant and equipment was approximately $2.4 million in 2002, $1.4 million in 2001, and $0.4 million in 2000. Maintenance and repairs are expensed as incurred.

INCOME TAXES

The Company accounts for income taxes under the liability method. Under this method the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax basis of the assets and liabilities using currently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized.

STOCK-BASED COMPENSATION

The Company accounts for employee stock options and share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25), with pro-forma disclosures of net earnings and earnings per share, as if the fair value method of accounting defined in Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, "SFAS No. 123" was used. SFAS No. 123 establishes a fair value based method of accounting for stock-based employee compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

33 / STKR	2002 FORM 10-K

 Part II
Item 8

Had the Company determined the stock-based compensation expense for the Company's stock options under the provisions of SFAS No. 123, the Company's net loss and net loss per share based upon the fair value at the grant date for stock options awards in 2002, 2001, and 2000, would have increased the pro-forma amounts as indicated below:

	For the Year Ended December 31,
(in thousands)	2002	2001	2000
Net loss
As reported	$ (15,508)	$ (13,862)	$ (3,395)
Additional compensation expense	(4,877)	(3,848)	(1,142)
Pro forma	$ (20,385)	$ (17,710)	$ (4,537)
Net loss per share (basic and diluted)
As reported	$ (1.22)	$ (1.30)	$ (0.39)
Pro forma	$ (1.60)	$ (1.66)	$ (0.52)

TRANSLATION OF FOREIGN CURRENCIES

The balance sheet accounts of non-U.S. operations, exclusive of stockholders' equity, are translated at year-end exchange rates, and income statement accounts are translated at weighted-average rates in effect during the year; any translation adjustments related to the balance sheet accounts are recorded as a component of stockholders' equity. Foreign currency transaction gains and losses are recorded in the statements of operations and have not been material.

 COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as net income plus change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive income (loss) included in the accompanying balance sheets consists of foreign currency translation adjustments.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, short-term debt, accounts payable and long-term debt. The estimated fair value of these financial instruments approximates their carrying value due to the short term maturity of certain instruments and the variable interest rates associated with certain instruments which have the effect of repricing such instruments regularly.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The risk is limited due to the relatively large number of customers composing the Company's customer base and their dispersion across many industries and geographic areas within the United States, Europe and Asia. The Company also insures approximately 90% of export receivables from its Canadian subsidiary and performs ongoing credit evaluations of existing customers' financial condition. One customer accounted for 16% of sales in 2002. No other customer accounted for more than 10% of sales in 2002, 2001 or 2000.

34 / STKR	2002 FORM 10-K

 Part II
Item 8

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results in the future could vary from the amounts derived from management's estimates and assumptions.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This Statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This standard is effective for financial statements for fiscal years ending after December 15, 2002. The disclosure requirements of SFAS No. 148 have been implemented in Note 3 and the interim disclosure reporting requirements will be adopted by the Company in the first interim period.

RECLASSIFICATION

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

(4) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead. Inventories are as follows:

	December 31,
(in thousands)	2002	2001
Finished goods	$1,028	$1,224
Work in-process	$101	$121
Raw materials	$4,584	$4,916
Reserve for obsolescence	$(1,235)	$(1,037)
Net inventories	$4,478	$5,224

Management performs quarterly reviews of inventory and disposes of items not required by their manufacturing plan and reduces the carrying cost of inventory to the lower of cost or market. The Company recorded a charge of $0.7 million in 2002 and $0.4 million in 2001 related to the discontinuance of the printer and recorder product line.

(5) OFFICER NOTE RECEIVABLE

On May 31, 2002, Mark W. Blodgett, the chairman and chief executive officer of the Company, issued a promissory note to the Company in the principal amount of $250,000. The note is a full recourse note and is payable upon demand with interest on the unpaid principal accruing at a rate per annum equal to 4.5%. As of December 31, 2002 the principal amount of $248,750 remains outstanding. The Board of Directors of the Company approved this loan transaction.

35 / STKR	2002 FORM 10-K

 Part II
Item 8

(6) NOTE RECEIVABLE

On September 19, 2001, the Company sold its machine components and accessories division for $850,000 in cash and a note receivable of $250,000 from the buyer. The note demands payment of interest at a rate of 6.25% only for the first six months with interest and principal payable over the following twelve months. The balance due as of December 31, 2002 is $145,834.

(7) PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment were as follows:

	December 31,
(in thousands)	2002	2001
Land	$962	$955
Buildings and improvements	$11,801	$12,558
Machinery and equipment	$15,125	$14,081
Furniture and fixtures	$1,557	$1,649
	$29,445	$29,243
Less: Accumulated depreciation	$5,795	$3,430
	$23,650	$25,813

(8) GOODWILL

In June 2001, the FASB issued SFAS No. 142, Goodwill and other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets acquired individually or with a group of other assets at acquisition. The statement also addresses financial accounting and reporting for goodwill and other intangibles subsequent to their acquisition. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets, (APB 17). Under SFAS No. 142, the amortization of goodwill ceased beginning January 1, 2002 and the the Company assesses the realizability of this asset annually and whenever events or changes in circumstances indicate they might be impaired. The Company estimates the fair value of its reporting units by using forecasts of discounted cash flows. In applying SFAS No. 142, the Company performed the transitional assessment and impairment test required and determined that there was no impairment of goodwill. The Company completed another test for impairment in the fourth quarter of 2002 and determined that goodwill was not impaired. At December 31, 2002, the carrying value of goodwill was approximately $2.7 million.

The transitional disclosure for reported loss for the fiscal years ended December 31, 2002, 2001 and 2000 as adjusted is presented in the table below:

	2002	2001	2000
Net loss as reported	$(15,508)	$(13,862)	$(3,395)
Add back amortization of goodwill, net of tax	-	326	246
Adjusted net loss	$(15,508)	$(13,536)	$(3,149)

Loss per share, basic and diluted:
Net loss as reported	$(1.22)	$(1.30)	$(0.39)
Add back amortization of goodwill, net of tax	-	0.03	0.03
Adjusted net loss per share	$(1.22)	$(1.27)	$(0.36)

36 / STKR	2002 FORM 10-K

(9) INTANGIBLE ASSETS

Intangible assets consist primarily of acquired patented technology and trademarks. Intangible assets are amortized over their estimated useful lives which range from two to five years. The Company has no intangible assets with indefinite lives. The Company reviews intangible assets when indications of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Intangible assets as of December 31, 2002 and 2001 are as follows:

	December 31,
(in thousands)	2002	2001
Other identified intangible assets	$3,549	$3,549
Less: accumulated amortization	$1,764	$1,434
	$1,785	$2,115

Amortization of intangible assets was $329,000, $358,000 and $337,000, respectively in fiscal 2002, fiscal 2001 and fiscal 2000.

The estimated future amortization expense of intangible assets, in thousands,  is as follows:
2003	2004	2005	2006	2007 and thereafter
$318	$318	$318	$318	$513

(10) ACQUISITIONS

CorkOpt Acquisition
On June 16, 2000, the Company acquired all of the outstanding voting shares of CorkOpt Ltd for approximately $3.2 million, consisting of approximately $256,000 in cash, 125,382 shares of the Company's common stock with an approximate fair value of $2.2 million and assumed liabilities of approximately $735,000. The Company accounted for the acquisition under the purchase method of accounting and accordingly, the operating results of CorkOpt Ltd. from the date of acquisition have been included in the accompanying consolidated statement of operations. The Company has allocated the purchase price based on estimates of the fair market value of the assets acquired, which consist of approximately $830,000 of identifiable tangible assets including approximately $270,000 of cash, identified intangible assets of approximately $424,000, goodwill of approximately $1.5 million and approximately $402,000 of in-process research and development, which was charged to operations in the second quarter of fiscal 2000. The purchase price allocations represent the fair values determined in part by an independent appraisal. In-process research and development was comprised of two projects, which we estimated to be 70% complete and 40% complete, respectively, at the time of the acquisition. The in-process R&D was valued under the income approach, which represents the estimated fair value based on the risk adjusted cash flows related to the in-process R&D projects. Financial projections utilized in the valuation were based on historical results and comparable technologies and the risk-adjusted discount rates were 35% and 50% based on specific projects. At the date of the acquisition, the development of these projects had not yet reached technological feasibility and the R&D in process had no alternative future uses. Accordingly, these costs were expensed in the second quarter of fiscal 2000.

CIENA Acquisition
On May 13, 2002, the Company announced the acquisition of CIENA Corporation's specialty optical fiber (SOF) assets. StockerYale entered into the transaction take advantage of distressed prices for capital assets, to expand its current product line of specialty optical fibers and become an independent supplier to a major OEM in the telecommunications sector. The acquisition included CIENA's specialty fiber manufacturing equipment and related test and measurement assets, intellectual property related to CIENA's specialty optical fiber technology, a fully developed SOF product line, and a three-year primary supply agreement between CIENA and the Company. The purchase price of $575,000 included $350,000 of cash and 33,613 shares of common stock with an approximate market value of $225,000 of stock which has been allocated to the fiber manufacturing equipment and the related test measurement assets in the accompanying 2002 balance sheet.

37 / STKR	2002 FORM 10-K

 Part II
Item 8

(11) DISCONTINUED OPERATIONS

During 2000, the Company decided to discontinue its machine components and accessories division ("Stilson Die-Draulic"). On March 6, 2001, the Company signed a letter of intent to sell the net assets of the division for $1.1 million. Accordingly, the Company reported the results of the operations of the machine tool and accessories division and the associated impairment charges as discontinued operations. As of December 31, 2000, the assets and liabilities of the division remaining on the balance sheet consisted of receivables, inventory, property, plant and equipment, accounts payable, accrued liabilities and lease obligations. The net loss from discontinued operations was $1.9 million in fiscal 2000 which includes a $1.2 million charge for impairment, principally related to goodwill and net assets of $0.7 million of $0.4 million, respectively. The Company has provided a full valuation allowance on the loss from discontinued operations. In September 2001, the Company completed the sale of Stilson Die-Draulic for $1.1 million, which resulted in an additional loss of $191,000, which has been recorded in the accompanying 2001 statement of operations.

Certain information with respect to discontinued operations is summarized as follows:

(in thousands)	Year Ended December 31, 2001	Year Ended December 31, 2000

Statement of Operations:
Net sales	$1,453	$2,903
Cost of sales	1,284	2,422
Selling, general and administrative	177	987
Goodwill amortization	-	95
Other expense (income)	(8)	109
Cost and expenses	1,453	3,613
Loss from discontinued operations	-	(710)
Loss on disposal of discontinued operations	191	1,152
Net loss from discontinued operations	$(191)	$(1,862)

(12) TAXES

The components of the provision (benefit) for income taxes are as follows:

(in thousands)	For the Years Ended December 31,
	2002	2001	2000
Current
Federal	$-	$-	$(67)
State	-	-	(12)
Foreign	263	(186)	252
	263	(186)	173
Deferred
Federal	-	-	67
State	-	-	12
Foreign	(263)	(615)	-
	(263)	(615)	79
Total	$-	$(801)	$252

38 / STKR	2002 FORM 10-K

 Part II
Item 8

The following is a reconciliation of the federal income tax (benefit) provision calculated at the statutory rate of 34% to the recorded amount:

(in thousands)	For the Year Ended December 31,
	2002	2001	2000
Applicable statutory federal income tax benefit	$(5,273)	$(4,923)	$(435)
State income taxes, net of federal income tax benefit	(857)	(629)	(58)
Non-deductible amortization and impairment charge	177	64	544
Foreign tax rate differential	154	239	(242)
Other, net	338	(19)	-
Valuation allowance	5,461	4,467	443
Net federal income tax (benefit)	$0	$(801)	$252

The significant items comprising the deferred tax asset and liability at December 31, 2002 and 2001 are as follows:

in thousands)	For the Year Ended December 31,
	2002	2001
Net operating loss carry forwards	$11,978	$6,049
Financial reporting reserves not yet deductible for tax purpose	967	1,004
Accelerated depreciation and property-basis differences	(779)	(608)
Identified intangible assets	(710)	(815)
Other	265	367
Valuation allowance	(11,721)	(6,260)
	$0	$(263)

As of December 31, 2002, the Company had net operating loss carry forwards (NOLs) of approximately $28.9 million available to offset future taxable income, if any. These carry forwards expire through 2022 and are subject to review and possible adjustment by the Internal Revenue Service. The Company's historical operating losses raise doubt as to the realizability of the deferred tax assets. As a result, management has provided a valuation allowance for the net deferred tax assets that may not be realized.

The tax benefit recorded in 2001 relates primarily to net operating losses and research and development tax credits being benefited in the Canadian tax jurisdiction. In accordance with SFAS No. 109, Accounting for Income Taxes, the deferred tax assets were recognized up to the amount offsetting deferred tax liabilities in the applicable tax jurisdiction.

39 / STKR	2002 FORM 10-K

 Part II
Item 8

(13) DEBT AND CAPITAL LEASE OBLIGATIONS

As of December 31, 2002 the Company has classified certain debt and capital lease obligations as current due to violation of provisions within the underlying debt agreements. Debt and capital lease obligations consisted of the following:

	December 31,
(in thousands)	2002	2001
Borrowings under Credit Agreement with Merrill Lynch (1)	$ 6,387	$ 2,986
Borrowings under Line of Credit Agreement with Toronto Dominion Bank (1)	877	525
Borrowings under Term Loans with Toronto Dominion Bank	374	563
Mortgage note payable to Granite Bank (Salem facility), maturing August 29, 2011, with an interest rate of bank's prime rate plus 1%	-	1,195
Note Payable to TJJ Corporation maturing on December 28, 2005, with an interest rate of 8.50%, net of unamortized discount of $269 as of December 31, 2002	3,731	-
Borrowings under equipment line of credit	85	197
Mortgage notes payable to Toronto Dominion bank, maturing December 2015 and July 2016, with an interest rate of bank's prime plus 0.875%.	1,181	1,269
Term loan with the Bank of Ireland, maturing on December 31, 2003, with an interest rate of 6.5%	2	25
Revolving line of credit, maturing on demand, payable to the Bank of Ireland, with interest rate of 9.45% (1)	33	55
Revolving line of credit, maturing on demand, payable to a Singapore bank, with interest of prime plus 2% (1)	149	55
Machinery & equipment capital lease obligation, maturing from December 18, 2002 -- April 8, 2005	90	44
Sub-total debt and capital lease obligations	12,909	6,914
Less -- Short-term (1)	(7,446)	(3,621)
-- Short-term portion of capital lease obligations	(61)	(147)
-- Current portion of long-term debt, including obligations in default, net of unamortized discount of $269 in 2002	(5,306)	(339)
Total long-term debt and capital leases	$ 96	$ 2,807

BORROWING AGREEMENTS

TJJ Corporation
On December 27, 2002, the Company entered into a Term Note agreement with TJJ Corporation. The Term Note is a $5 million, three-year note due December 26, 2005, secured by the Company's Salem headquarters and bears an interest rate of 8.5%. The note allows the Company to initially draw down $4,000,000 subject to a 2% commitment fee. The Company had the option to draw down the additional $1,000,000 subject to a 1.25% commitment fee in increments of $250,000 which was subsequently exercised in full in March of 2003. In addition, the Company issued warrants to purchase 250,000 shares of the Company's common stock. The warrants can be exercised over a five-year period and each warrant can be exchanged for one share of common stock at a purchase price of $1.35 per share. As of December 31, 2002, $4,000,000 was outstanding under the Term Note agreement. The Term Note was issued together with warrants. The aggregate purchase price of the Term Note and the warrants ($4,000,000) was allocated between the Term Note and the warrants based upon their relative fair market values. The purchase price assigned to the Term Note and warrants was $3,731,000 and $269,000 respectively. The difference between the face amount of the Term Note, and the aggregate purchase price allocated to the Term Note $3,731,000 was recorded as debt discount, and is being amortized over the life of the Term Note. As of December 31, 2002, the Company was not in compliance with the covenants of the Term Note due to cross default provisions related to the Toronto Dominion Bank credit facility.

40 / STKR	2002 FORM 10-K

 Part II
Item 8
Merrill Lynch Financial Services
On May 19, 2001, the Company entered into a credit agreement with Merrill Lynch Financial Services, Inc. providing total borrowing availability up to $6,000,000. Initial proceeds were used to pay off the credit agreement between the Company and Wells Fargo Business Credit, Inc. The initial credit facility with Merrill Lynch consisted of a line of credit of up to $2,500,000 and a reducing revolver in the amount of $3,500,000. On April 24, 2002, the Company entered into the first amendment of the credit agreement, which increased the borrowing availability up to $7,000,000 by increasing the line of credit to $3,500,000 and maintaining the reducing revolver at $3,500,000.

On December 27, 2002, the Company entered into a second amendment of the credit agreement, which decreased the borrowing availability to $6,000,000 by decreasing the line of credit to $2,500,000 and maintaining the revolver at $3,500,000. The line of credit is subject to review and renewal as of July 31, 2003. As of December 31, 2002, $2,886,995 was outstanding under the reducing revolver and $3,500,000 was outstanding under the line of credit. The outstanding principal balance of all advances under this credit facility bears interest at 2.5% over the one month LIBOR rate. As of December 31, 2002 the interest rate was approximately 3.9%. The Company's obligations under this credit facility are secured by substantially all the Company's Salem assets, excluding real property, plus a pledge of restricted cash in the amount of $2,000,000. In addition, the Company is required to maintain a $7.8 million tangible net worth. The Company was not in compliance with all provisions of the credit agreement due to cross default provisions related to the Toronto Dominion Bank credit facility. The reducing revolver is a seven-year loan with monthly principal and interest payments.

Toronto Dominion Bank
On December 5, 2000, StockerYale Canada amended its credit agreement with Toronto Dominion Bank. The credit agreement provided for (a) a $3,500,000 CDN operating line of credit of which $1,000,000 CDN must be offset by credit balances; (b) two mortgage loans for $2,020,000 CDN and (c) four term notes totaling up to $1,049,000 CDN. The line of credit bore an interest rate of 1% over Toronto Dominion's prime rate, and required monthly payments of interest only, and was payable on demand. In November 2002, Toronto Dominion Bank reduced the line of credit $1,500,000 CDN to $2,000,000 CDN and increased the interest rate from 1% over Toronto Dominion's prime rate to 3% over Toronto Dominion's prime rate for both short and long-term debt obligations. As of December 31, 2002, $1,385,698 CDN ($877,424 US) was outstanding under the line of credit and approximately $614,302 CDN ($399,296 US) was available for additional borrowings. The mortgage requires monthly principal payments of $10,797 CDN (approximately $7,200 US) and $1,111 CDN (approximately $698 US) plus interest at prime rate plus 3%. As of December 31, 2002, the outstanding balance on the mortgage loans was $1,865,480 CDN ($1,181,222 US). The four term loans require monthly principal payments of approximately $36,125 CDN ($22,694 US) plus interest of prime rate plus 3%. On December 31, 2002, the outstanding aggregate balance on the term loans was $590,706 CDN ($374,035 US). As of December 31, 2002, the Company was not in compliance with the debt covenants and the bank demanded payment by April 30, 2003. Based upon the offer of a credit facility from National Bank of Canada and the Company's commitment to close this facility and to repay all of Toronto Dominion Bank's outstanding loans, Toronto Dominion Bank extended full repayment until May 31, 2003.

 The Company's headquarters in Salem, New Hampshire was subject to a mortgage and note issued to Granite Bank on August 26, 1996 (the "Granite Note"). The Granite Note, in an initial principal amount of $1,500,000 is due August 29, 2011. The Granite Note bears interest at a rate of 5.75% per annum and is reviewed annually in August. The principal and interest are repayable in 180 equal monthly installments. In accordance with the terms of the Granite Note, the Company may prepay amounts outstanding there under, in whole or in part, at any time without premium or penalty. As of December 31, 2002, the Granite note was paid in full from the proceeds of the TJJ Corporation Term Note.

41 / STKR	2002 FORM 10-K

 Part II
Item 8

On May 20, 1997 the Company entered into an equipment line of credit agreement with Granite Bank to finance capital equipment related to new product development. The line of credit provides that equipment purchases will be converted quarterly into a series of five-year notes, not to exceed $500,000 in the aggregate, bearing interest at the prime rate plus .75%.

Scheduled future maturities of debt and capital lease obligations for the next five years. without giving affect to obligations classified as current in connection with the defaults, are as follows:

Year Ending December 31,	(in thousands)
2003	$9,082
2004	$78
2005	$4,018
2006	$-
2007	$-
Thereafter	$-
$13,178

(14) STOCKHOLDERS' EQUITY

On February 18, 2000, the Company announced that all of the holders of its $1.35 million 7.25% Convertible Subordinated Notes due May 1, 2001 had elected to convert their Notes. The Notes were converted into 366,092 shares of common stock based on a conversion price of $3.6875 per share.

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

In connection with the private placements, the Company issued 19,957 warrants to purchase shares of the Company's common stock at $45.00 per share expiring on October 4, 2004. The Company has determined the fair value of these options to be $723,000 which is netted against the proceeds in additional paid in capital.

42 / STKR	2002 FORM 10-K

 Part II
Item 8

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

On March 8, 2002, the Company completed a private placement of 1,242,600 common shares at a price of $7.76 per share, which resulted in net proceeds to the Company of approximately $9.7 million. The Company did not engage any underwriters in connection with the private placement.

(15) STOCK OPTION PLANS

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

In May 2000, the Company adopted the 2000 Stock Option and Incentive Plan (the 2000 Option Plan) for the purpose of issuing both Incentive Options and Nonqualified Options to officers, employees and directors of the Company. A total of 2,800,000 shares of common stock were reserved for issuance under this plan. Options may be granted under the Option Plan on such terms and at such prices as determined by the Board of Directors, except that the options cannot be granted at less than 100%, or in certain circumstances not less than 110%, of the fair market value of the common stock on the date of the grant. Each option will be exercisable after the period or periods specified in the option agreement, but no option may be exercised after the expiration of 10 years from the date of grant.

43 / STKR	2002 FORM 10-K

 Part II
Item 8

The following is a summary of the activity for the Company's stock options:
					Weighted
	Number				Average
	of shares	Price Range			Shares
Outstanding at December 31, 1999	846,810	$0.66	-	$0.97	$0.81

Granted	567,300	$3.78	-	$38.00	$10.48
Forfeited/cancelled	(18,210)	$0.81	-	$3.78	$1.00
Exercised	-	-		-	-
Outstanding at December 31, 2000	1,395,900	$0.66	-	$38.00	$4.75

Exercisable at December 31, 2000	16,000	$0.88	-	$0.88	$0.88

Granted	1,273,010	$6.60	-	$18.13	$11.59
Forfeited/cancelled	(68,450)	$0.84	-	$32.38	$7.67
Exercised	(291,186)	$0.66	-	$0.88	$0.78
Outstanding at December 31, 2001	2,309,274	$0.69	-	$38.00	$8.92

Exercisable at December 31, 2001	559,464	$0.69	-	$38.00	$2.03

Granted	1,356,147	$0.73	-	$11.06	$4.67
Forfeited/cancelled	(387,978)	$3.78	-	$28.88	$11.38
Exercised	(75,400)	$0.75	-	$3.78	$2.88
Outstanding at December 31, 2002	3,202,043	$0.69	-	$38.00	$6.95

Exercisable at December 31, 2002	1,183,617	$0.69	-	$38.00	$6.31

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at December 31, 2002	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2002	Weighted Average Exercise Price
$0.00	-	$3.80	1,141,664	7.6	$1.45	731,764	$1.76
$3.80	-	$7.60	861,972	9.3	$6.14	19,725	$6.62
$7.60	-	$11.40	58,874	7.6	$9.57	19,124	$9.64
$11.40	-	$15.20	1,009,383	8.0	$12.15	302,117	$12.35
$15.20	-	$19.00	66,875	6.6	$16.61	49,812	$16.64
$19.00	-	$22.80	47,875	4.9	$20.27	47,875	$20.27
$22.80	-	$26.60	12,000	7.6	$24.96	10,000	$24.95
$26.60	-	$30.40	3,200	0.5	$28.75	3,100	$28.81
$30.40	-	$38.00	200	7.8	$38.00	100	$38.00
			3,202,043	8.1	$6.95	1,183,617	$6.31

The Company had 431,371 and 1,399,540 shares available for grant as of December 31, 2002 and 2001, respectively.

During 2002 and 2001, the weighted average fair value of options granted was $4.67 and $8.91 respectively.

44 / STKR	2002 FORM 10-K

 Part II
Item 8

(16) STOCK-BASED COMPENSATION

The Company elected to account for its stock-based compensation plan under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 2002, 2001 and 2000 using the Black-Scholes option pricing model as prescribed by SFAS No. 123, using the following weighted-average:

	2002	2001	2000
Risk-free interest rate	3.38% - 5.19%	3.65% - 5.19%	5.17% - 6.69%
Expected dividend yield	-	-	-
Expected life	5 years	5 years	5 years
Expected volatility	115%	101%	185%

The total value of options granted during 2002, 2001, and 2000 would be amortized on a pro forma basis over the vesting period of the options. Options generally vest equally over two or four years.

(17) EMPLOYEE STOCK PURCHASE PLAN

In May 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the "Stock Purchase Plan"), which permits the eligible employees of the Company and its subsidiaries to purchase shares of the Company's common stock, at a discount, through regular monthly payroll deductions of up to 10% of their pre-tax gross salary. Subject to adjustment for stock splits, stock dividends and similar events, a maximum of 100,000 shares of common stock may be issued under the Stock Purchase Plan. For the year ended December 31, 2002 and 2001, there were 28,086 and 9,380 shares issued respectively under the Stock Purchase Plan.

(18) EMPLOYEE BENEFIT PLANS

On January 17, 1994, the Company established the StockerYale 401(k) Plan (the Plan). Under the Plan, employees are allowed to make pretax retirement contributions. In addition, the Company may make matching contributions, not to exceed 100% of the employee contributions, and profit sharing contributions at its discretion. The Company made matching contributions of $62,000, $57,000, and $38,000 in fiscal years 2002, 2001, and 2000, respectively. The Company incurred costs of approximately $2,000, $12,000, and $5,000 in 2002, 2001, and 2000, respectively, to administer the Plan.

(19) COMMITMENTS AND CONTINGENCIES

The Company leases facilities and equipment under operating leases. The future minimum lease payments as of December 31, 2002 are as follows (in thousands):

For the Year Ending December 31,	Amount
2003	$180
2004	10
2005	1
Total minimum lease payments	$191

Total rent expense for operating leases charged to operations was $256,000, $207,000 and $164,000 in 2002, 2001 and 2000, respectively.

45 / STKR	2002 FORM 10-K

 Part II
Item 8

The Company is party to various legal proceedings generally incidental to its business. Although the disposition of such legal proceedings cannot be determined with certainty, it is the Company's opinion that any pending or threatened litigation will not have a material adverse effect on the Company's financial condition.

(20) JOINT VENTURES

Giant Loop Corporation
In June 2000, the Company purchased 75,075 shares for $250,000 to obtain a less than 1% interest in the Giant Loop Corporation. The investment is accounted for on the cost basis and is adjusted for any other than temporary impairment in value. No impairment was recorded in 2001. In the fourth quarter of 2002, the Company determined that the investment in Giant Loop was impaired and recorded a $250,000 impairment charge.

Optune Technologies, Inc.
On October 12, 2000, the Company entered into a joint venture with Dr. Nicolae Miron and formed Optune Technologies, Inc., a Quebec corporation, to develop a new class of tunable optical filters. Under the terms of this joint venture arrangement, the Company owns a 49% equity interest in Optune and the Company agreed to contribute an aggregate of $4,000,000 toward all operating costs of the joint venture including salaries, equipment and facility costs. The contributions are to be made over a two-year period pursuant to a fixed milestone schedule. The Company is recording 100% of the losses associated with the research and development joint venture in the accompanying statement of operations as research and development expense. The Company provided approximately $936,000 CDN ($600,000 USD) through December 31, 2001 and recorded $400,000 USD of research and development expenses related to the joint venture. For the twelve months ended December 31, 2002, the Company has provided $394,000 CDN ($260,000 USD) and $70,000 CDN ($46,000 USD) of funding to the joint venture and recorded approximately $287,000 of research and development expenses related to the operating losses.

The Board of Directors of the joint venture, which includes Dr. Nicolae Miron and representatives of StockerYale, (the Joint Venture Board), held four meetings during 2002 to discuss product development progress as well as the market for tunable optical filters in light of the economic conditions that had negatively impacted the telecommunications market. The Joint Venture Board concluded that although the potential demand for the tunable optical filters was promising, that material product and/or license revenue from the technology in the short term was unlikely.

Therefore, the Joint Venture Board on August 8, 2002 unanimously approved an amendment to the original joint venture agreement, whereby StockerYale would cease funding the joint venture and was no longer obligated to fund up to the $4,000,000 as originally contemplated in the joint venture. Both Dr. Miron and StockerYale will continue to own 51% and 49%, respectively of the joint venture.

In the fourth quarter of 2002, the Company determined based upon a lack of funding from the Company and the joint venture's inability to raise additional capital from other sources that the net investment in the joint venture was impaired. The Company recorded a $474,000 CDN ($308,000 US) asset impairment to write off the Company's remaining investment in the joint venture.

Innovative Specialty Optical Fiber Components LLC
In April 2001, the Company entered into a research and development joint venture agreement to form Innovative Specialty Optical Fiber Components LLC (iSOFC) with Dr. Danny Wong to develop specialty optical fiber products. In exchange for a 60% ownership interest in Innovative Specialty Optical Fiber Components LLC, the Company committed to fund up to $7.0 million over a two-year period toward all operating costs of the majority owned subsidiary, including salaries, equipment and facility costs. Innovative Specialty Optical Fiber Components LLC has been consolidated by the Company and the Company has recorded 100% of the losses associated with Innovative Specialty Optical Fiber Components LLC as research and development expense in the accompanying statement of operations. The Company provided approximately $418,000 of funding through December 31, 2001. During the twelve months ending December 31, 2002, the Company has provided $298,000 and recorded $565,000 of research and development expenses relating to the operating losses for the twelve months ending December 31, 2002.

46 / STKR	2002 FORM 10-K

 Part II
Item 8

Dr. Wong resigned from iSOFC on May 22, 2002. In a letter sent to Dr. Wong on August 19, 2002, iSOFC exercised its right under the Limited Liability Company Agreement to repurchase Dr. Wong's entire equity interest in the joint venture for fair market value. Although he had the right to dispute the repurchase price within ten business days, Dr. Wong did not respond to the exercise notice and the repurchase was effective as of August 29, 2002. The purchase price for all outstanding shares owned by Dr. Wong was $10,000.

As a result, StockerYale currently owns 100% of iSOFC, which has revised its business plan to operate as a wholly-owned subsidiary of StockerYale funded on a significantly reduced "as needed" basis, and StockerYale is no longer obligated to fund up to the $7,000,000 as originally contemplated in the joint venture.

(21) SEGMENT INFORMATION

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

Prior to January 1, 2002, the Company operated in a single segment. In 2002 the Company began to operate in two segments, Illumination and Optical Components.

The illumination segment develops and manufactures specialized illumination products for the inspection, machine vision, medical and military markets. Illumination products are sold both through distributors as well as directly to original equipment manufacturers (OEM's), the optical components segment develops and manufactures specialty optical fibers and phase masks used primarily in sensor, gyroscope and telecommunication equipment. Optical component products are sold primarily to original equipment manufacturers (OEM's).

The Company evaluates performance and allocates resources based on revenues and operating income (loss). The operating loss for each segment includes selling, research and development and expenses directly attributable to the segment. In addition, the operating loss includes amortization of acquired intangible assets, including any impairment of these assets and of goodwill. The Company's non-allocable overhead costs, which include corporate general and administrative expenses, are allocated between the segments based upon an estimate of costs associated with each segment. Segment assets include accounts receivable, inventory, machinery and equipment, goodwill and intangible assets directly associated with the product line segment.

47 / STKR	2002 FORM 10-K

 Part II
Item 8

The Corporate assets include cash and cash equivalents, buildings and furniture and fixtures.

	Year Ended December 31, 2002
Statement of Operations	Illumination	Optical Components	Total
Revenues	$11,851	$1,141	$12,992
Gross Margin	2,974	(1,141)	1,833
Operating Loss	(4,193)	(11,040)	(15,233)

	Year Ended December 31, 2002
Assets	Illumination	Optical Components	Corporate	Total
Total current assets	$6,301	$404	$5,790	$12,495
Property, plant and equipment	777	9,699	13,174	23,650
Intangible assets	1,785			1,785
Goodwill	2,677			2,677
Other assets	405	59	249	713
	$11,945	$10,162	$19,213	$41,320

The Company's export sales are denominated in U.S. dollars. These sales are as follows:

Year Ended			(in thousands)
December 31,	USA	Canada	Europe	Asia	Total
2002	$ 7,758	$ 1,119	$ 2,869	$ 1,246	$ 12,992

The Company's long-lived assets consist of property, plant and equipment located in the following geographic locations:

Year Ended			(in thousands)
December 31,	USA	Canada	Europe	Asia	Total
2002	$ 16,756	$ 6,568	$ 277	$ 49	$ 23,650

(22) SUBSEQUENT EVENTS

In April 2003, the TJJ Corporation Note was amended reducing the stockholders' equity default covenant from $24,000,000 to $22,000,000. This amendment was principally the result of the $1,570,000 impairment charge recorded in the fourth quarter of 2002.

As of April 14, 2003, Toronto Dominion Bank extended full repayment of its outstanding debt obligations until May 31, 2003. Toronto Dominion Bank's decision to extend repayment is based upon the Company's commitment to close the credit facility offered by National Bank of Canada and to fully repay all outstanding debt to Toronto Dominion Bank.

48 / STKR	2002 FORM 10-K

 Part III
Items 8 - 14

The credit facility offered by National Bank of Canada will provide StockerYale Canada, Inc. with aggregate financing of $5,550,000 CDN ($3,660,000 US). The facility includes a $2,500,000 CDN ($1,650,000 US) line of credit secured by accounts receivable and inventory; a $2,300,000 CDN ($1,520,000 US) ten-year term note secured by the Company's Montreal building; and a $750,000 CDN ($500,000 US) five-year term note. The line of credit is subject to a 30% net loss guarantee from La Financiere du Quebec (Investment Quebec). Investment Quebec is a government agency which provides financing to companies located in the Province of Quebec. The five-year term not is subject to an 80% net loss guarantee from La Financiere du Quebec (Investment Quebec). The Company fully expects to secure the respective loan guarantees from La Financiere du Quebec (Investment Quebec). The line of credit is renewable as of April 2004 and bears an interest rate of 1.50% over prime. The ten year term note requires a $1,000,000 CDN ($660,000 US) holdback, which will be released at a rate of $125,000 CDN ($80,000 US) per quarter based upon StockerYale Canada, Inc. achieving 90% of its forecasted Earnings Before Interest Taxes Depreciation and Amortization (EBITDA). The term note bears an interest rate of 2.25% over prime. The new credit facility with the National Bank of Canada is subject to a due diligence review of accounts receivable and inventory; an appraisal value of at least $3,800,000 CDN ($2,300,000 US) for the Company's Montreal facility; and appropriate environmental reviews. The Company expects to complete the due diligence process and close the new credit facility by May 31, 2003. However, the Company can give no assurances to the timing or its ability to secure financing from the National Bank of Canada.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURES

In June 2002, the Company changed its independent accountants as reported in its Current Report on Form 8-K dated July 25, 2002.

The Company's consolidated financial statements for each of the two fiscal years ended December 29, 2001, and December 30, 2000, were audited by Arthur Andersen LLP, independent accountants. On August 31, 2002, Arthur Andersen ceased practicing before the SEC. Therefore, Arthur Andersen did not participate in the preparation of this Form 10-K, did not reissue its audit report with respect to the financial statements included in this Form 10-K, and did not consent to the inclusion of its audit report in this Form 10-K. As a result, holders of the Company's securities may have no effective remedy against Arthur Andersen in connection with a material misstatement or omission in the financial statements to which its audit report relates. In addition, even if such holders were able to assert such a claim, because it has ceased operations, Arthur Andersen may fail or otherwise have insufficient assets to satisfy claims made by holders of the Company's securities that might arise under Federal securities laws or otherwise with respect to Arthur Andersen's audit report.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information pertaining to directors and executive officers of the Company is set forth under "Election of Directors" in the Company's Proxy Statement for the Special Meeting in Lieu of an Annual Meeting of Stockholders to be held on May 22, 2003 (the "Proxy Statement"). Such information is incorporated herein by reference.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by the directors, executive officers and beneficial owners of more than 5% of the Company's Common Stock required by this item is set forth under "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

Information pertaining to executive compensation is set forth under "Compensation of Executive Officers and Directors" in the Company's Proxy Statement and is incorporated herein by reference.

49 / STKR	2002 FORM 10-K

 Part III
Item 15

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information pertaining to security ownership of management and certain beneficial owners of Company Common Stock is set forth under "Voting Securities and Principal Holders Thereof" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under "Certain Relationships and Related Transactions" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, we currently are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal controls

None

50 / STKR	2002 FORM 10-K

 Part IV
Item 15

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES
Note:
The following audit report of Arthur Andersen LLP (Andersen) is a copy of the report previously issued by Arthur Andersen on February 25, 2002 (and on March 8, 2002 with respect to other matters) in connection with StockerYale, Inc.'s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.

To StockerYale, Inc.:

We have audited in accordance with accounting standards generally accepted in the United States, the consolidated financial statements included in StockerYale, Inc.'s Form 10-K and have issued our report thereon dated February 25, 2002 (except with respect to the matter discussed in Note 18, as to which the date is March 8, 2002). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP
Arthur Andersen LLP
Boston, Massachusetts
February 25, 2002

STOCKERYALE, INC
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2002, 2001 and 2000

		(Credit)
	Balance at	Charge to	Other	Balance at
	Beginning	Costs and	Charges	End
(in thousands)	of Period	Expenses	Deductions (1)	of Period
2002 Allowance for doubtful accounts	$128	$51	$(24)	$155
2001 Allowance for doubtful accounts	$134	$143	$(149)	$128
2000 Allowance for doubtful accounts	$72	$64	$(2)	$134

(1) Reflects uncollectible accounts written off.

51 / STKR	2002 FORM 10-K

QUARTERLY RESULTS (UNAUDITED)

	Quarter Ending
(in thousands, except per share amounts)	Q4'02	Q3'02	Q2'02	Q1'02	Q4'01	Q3'01	Q2'01	Q1'01

Net Revenues	$ 3,105	$ 3,456	$ 3,523	$ 2,908	$ 3,398	$ 3,663	$ 3,602	$ 4,925
Cost of Sales	2,911	2,758	2,907	2,584	3,580	2,692	2,355	2,701
Gross Margin	194	698	616	324	(182)	971	1,247	2,224

Operating Expenses
Selling Expenses	844	704	869	1,034	1,344	1,178	1,004	764
General & Administrative Expenses	1,280	1,094	1,524	1,945	1,996	2,397	2,703	1,507
Research & Development Expenses	962	1,488	1,987	1,764	2,480	1,293	1,139	611
Asset Impairment	1,570	0	0	0	0	0	0	0
Total Operating Expenses	4,656	3,286	4,380	4,743	5,820	4,868	4,846	2,882

Operating Loss	(4,462)	(2,588)	(3,764)	(4,419)	(6,002)	(3,897)	(3,599)	(658)

Other Income/(Expense)
Interest and Other Income/(Expense)	(122)	75	180	9	(6)	222	(13)	236
Interest Expense	152	95	85	85	244	224	178	110
Total Other Income/(Expense)	(274)	(20)	95	(76)	(250)	(2)	(191)	126

Loss from Continuing Operations Before Taxes	(4,736)	(2,608)	(3,669)	(4,495)	(6,252)	(3,899)	(3,790)	(532)
Provision (Benefit) for Income Taxes	0	0	0	0	(704)	(30)	(158)	93
Loss from Continuing Operations	($ 4,736)	($ 2,608)	($ 3,669)	($ 4,495)	($ 5,548)	($ 3,869)	($ 3,632)	($ 625)
Loss from Disposal of Discontinued Operations	0	0	0	0	0	(191)	0	0
Net Loss	($ 4,736)	($ 2,608)	($ 3,669)	($ 4,495)	($ 5,548)	($ 4,060)	($ 3,632)	($ 625)

Net loss per share from Continuing Operations-Basic and Diluted	($0.37)	($0.20)	($0.29)	($0.36)	($0.49)	($0.34)	($0.34)	($0.07)
Net loss from Discontinued Operations	0	0	0	0	0	(0.02)	0	0
Net income/(loss) per share from Discontinued Operations-Basic and Diluted	($0.37)	($0.20)	($0.29)	($0.36)	($0.49)	($0.36)	($0.34)	($0.07)

Weighted average shares outstanding basic and diluted	12,771,524	12,771,524	12,721,153	12,475,382	11,391,825	11,336,592	10,598,939	9,404,561

52 / STKR	2002 FORM 10-K

 Part IV
Item 15

 FINANCIAL STATEMENTS AND SCHEDULES

The financial statements are set forth under Item 8 of this report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the quarter ended December 31, 2002.

EXHIBIT LISTING

Number	Description
3.1(a)	Amended and Restated Articles of Organization of StockerYale, Inc., incorporated by reference to Exhibit 3.1 of StockerYale, Inc.'s Form 10‑KSB for the fiscal year ended December 31, 2000.
3.1(b)	Amendment, dated May 24, 2001, to the Amended and Restated Articles of Organization of StockerYale, Inc., incorporated by reference to Exhibit 3.1 of StockerYale, Inc.'s Form 10 QSB for the fiscal quarter ended June 30, 2001.
3.2	Amended and Restated Bylaws of StockerYale, Inc., incorporated by reference to Exhibit 3.2 of StockerYale, Inc.'s Form 10-SB, as amended, filed on November 2, 1995.
10.1(a)	1996 Stock Option and Incentive Plan, incorporated by reference to Exhibit 99.1 of the Form S-8 filed by StockerYale, Inc. on June 9, 2000 (No. 333-39080).
10.1(b)	Form of Incentive Option Agreement for employees under the 1996 Stock Option and Incentive Plan, incorporated by reference to exhibit 10.1(b), 10.1(c) and 10.1(d) of Form 10-K for the year ended December 31, 2001.
10.1(c)	Form of Nonqualified Option Agreement for employees under the 1996 Stock Option and Incentive Plan, incorporated by reference to exhibit 10.1(b), 10.1(c) and 10.1(d) of Form 10-K for the year ended December 31, 2001.
10.1(d)	Form of Nonqualified Option Agreement for non-employee directors under the 1996 Stock Option and Incentive Plan, incorporated by reference to exhibit 10.1(b), 10.1(c) and 10.1(d) of Form 10-K for the year ended December 31, 2001.
*10.15(a)	TJJ Corporation Term Note.
*10.15(b)	TJJ Corporation Mortgage.
*10.13(d)	Amendment to TD Bank credit facility.
*10.14(d)	Amendment to Merrill Lynch Line of Credit.
*10.14(e)	Merrill Lynch Term Note.
10.2	Form of Option Agreement for Outside Directors outside the Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit 10.9 of StockerYale, Inc.'s Form 10-SB, as amended, filed on November 2, 1995.
10.3(a)	2000 Stock Option and Incentive Plan, incorporated by reference to Exhibit 99.1 to the Form S-8 filed by StockerYale, Inc. on June 9, 2000 (No. 333-39082).
10.3(b)	Amendment No. 1 to the 2000 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.3(e) of StockerYale, Inc.'s Form 10 QSB for the fiscal quarter ended June 30, 2001.
10.3(c)	Amended Form of Incentive Stock Option Agreement for employees under the 2000 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.3(f) of StockerYale, Inc.'s Form 10 QSB for the fiscal quarter ended June 30, 2001.

53 / STKR	2002 FORM 10-K

 Part IV
Item 17

10.3(d)	Amended Form of Nonqualified Stock Option Agreement for employees under the 2000 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.3(g) of StockerYale, Inc.'s Form 10 QSB for the fiscal quarter ended June 30, 2001.
10.3(e)	Amended Form of Nonqualified Stock Option Agreement for Outside Directors under the 2000 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.3(h) of StockerYale, Inc.'s Form 10 QSB for the fiscal quarter ended June 30, 2001.
10.4(a)	2000 Employee Stock Purchase Plan, incorporated by reference to Exhibit 99.1 to the Form S-8 filed by StockerYale, Inc. on June 9, 2000 (No. 333-39082).
10.4(b)	Amendment No. 1 to 2000 Employee Stock Purchase Plan, dated June 26, 2001, incorporated by reference to exhibit 10.4(b) of Form 10-K for the year ended December 31, 2001.
10.5	Voting, Support and Exchange Agreement between Lasiris Holding, Inc., StockerYale, Inc. and the stockholders' of Lasiris, Inc. and certain other parties named therein, dated May 13, 1998, incorporated by reference to Exhibit 10.16(a) of StockerYale, Inc.'s Form 10-QSB, as amended, for the fiscal quarter ended June 30, 1998
10.6	Employment Agreement by and among Lasiris, Inc., StockerYale, Inc. and Alain Beauregard, dated as of May 13, 1998, incorporated by reference to Exhibit 10.16(b) of StockerYale, Inc.'s Form 10-QSB, as amended, for the fiscal quarter ended June 30, 1998.
10.7	Lasiris, Inc. Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.16(d) of StockerYale, Inc.'s Form 10-QSB, as amended, for the fiscal quarter ended June 30, 1998.
10.8(a)	Stock Purchase Agreement by and among StockerYale, Inc., CorkOpt Ltd., W.M. Kelly, Gary Duffy and Thomas Meade, incorporated by reference to Exhibit 2.1 of StockerYale, Inc.'s Form 8-K, filed on June 30, 2000.
10.8(b)	Stock Purchase Agreement between University College Cork - National University of Ireland, Cork and StockerYale, Inc., incorporated by reference to Exhibit 2.2 of StockerYale, Inc.'s Form 8-K, filed on June 30, 2000.
10.8(c)	Stock Purchase Agreement between Anne Kelly and StockerYale, Inc., incorporated by reference to Exhibit 2.3 of StockerYale, Inc.'s Form 8-K, filed on June 30, 2000.
10.8(d)	Stock Purchase Agreement between Gerard Conlon and StockerYale, Inc., incorporated by reference to Exhibit 2.4 of StockerYale, Inc.'s Form 8-K, filed on June 30, 2000.
10.8(e)	Stock Purchase Agreement between Enterprise Ireland and StockerYale, Inc., incorporated by reference to Exhibit 2.5 of StockerYale, Inc.'s Form 8-K, filed on June 30, 2000.
10.8(f)	Deed of Tax Indemnity by and among StockerYale, Inc., CorkOpt Ltd., W.M. Kelly, Gary Duffy and Thomas Meade., incorporated by reference to Exhibit 2.6 of StockerYale, Inc.'s Form 8-K, filed on June 30, 2000.
10.8(g)	Deed of Indemnity by Liam Kelly in favor of CorkOpt Ltd. and StockerYale, Inc., incorporated by reference to Exhibit 2.7 of StockerYale, Inc.'s Form 8-K, filed on June 30, 2000.
10.8(i)	Assignment of certain inventions by William Kelly to CorkOpt Ltd., incorporated by reference to Exhibit 10.2 of StockerYale, Inc.'s Form 8-K, filed on June 30, 2000.
10.8(j)	License Agreement between William Kelly and CorkOpt Ltd., incorporated by reference to Exhibit 10.3 of StockerYale, Inc.'s Form 8-K, filed on June 30, 2000.
10.9(a)	Subscription Agreement, dated November 17, 2000, between StockerYale, Inc. and Optune Technologies, Inc., incorporated by reference to Exhibit 10.5(a) of StockerYale, Inc.'s Form 10 KSB for the fiscal year ended December 31, 2000.

54 / STKR	2002 FORM 10-K

 Part IV
Item 17

10.9(b)	Stockholders Agreement, dated November 17, 2000, by and among Optune Technologies, Inc., StockerYale, Inc. and Nicolae Miron, incorporated by reference to Exhibit 10.5(b) of StockerYale, Inc.'s Form 10 KSB for the fiscal year ended December 31, 2000
10.10	Limited Liability Company Agreement of Innovative Specialty Optical Components, LLC, dated as of April 26, 2001, incorporated by reference to Exhibit 10.7 of StockerYale, Inc.'s Form 10-QSB for the fiscal quarter ended June 30, 2001.
10.11	Purchase and Sale Agreement, dated as of August 28, 1995, by and between the Company and John Hancock Mutual Life Insurance Company, incorporated by reference to Exhibit 10.6 of StockerYale, Inc.'s Form 10-SB, as amended, filed on November 2, 1995.
10.12(a)	Promissory Note, due August 29, 2011, issued by StockerYale, Inc. to Granite Bank, incorporated by reference to Exhibit 10.14(a) of StockerYale, Inc.'s Form 10-KSB for the fiscal year ended December 31, 1996.
10.12(b)	Mortgage Deed and Security Agreement, dated August 29, 1996, granted by StockerYale, Inc. to Granite Bank, incorporated by reference to Exhibit 10.14(b) of StockerYale, Inc.'s Form 10-KSB for the fiscal year ended December 31, 1996
10.12(c)	Collateral Assignment of Leases and Rents, dated August 29, 1996, granted by StockerYale, Inc. to Granite Bank, incorporated by reference to Exhibit 10.14(c) of StockerYale, Inc.'s Form 10-KSB for the fiscal year ended December 31, 1996.
10.13(a)	Credit Agreement, dated as of May 13, 1998, by and between Toronto-Dominion Bank and Lasiris, Inc., incorporated by reference to Exhibit 10.17(a) of StockerYale, Inc.'s Form 10-QSB, as amended, for the fiscal quarter ended June 30, 1998
10.13(b)	Guarantee and Postponement of Claim, dated as of May 13, 1998, by StockerYale, Inc., incorporated by reference to Exhibit 10.17(b) of StockerYale, Inc.'s Form 10-QSB, as amended, for the fiscal quarter ended June 30, 1998.
10.13(c)	Amendment to Toronto Dominion Credit Facility dated December 5, 2000, incorporated by reference to Exhibit 10.13(c) of StockerYale, Inc.'s Form 10-K405 for the fiscal year ended December 31, 2001.
10.14(a)	Reducing Revolver Loan and Security Agreement, dated as of May 3, 2001, by and between Merrill Lynch Financial Services Inc. and StockerYale, Inc., as amended by letter dated May 16, 2001, incorporated by reference to Exhibit 10.8(a) of StockerYale, Inc.'s Form 10-QSB for the fiscal quarter ended June 30, 2001
10.14(b)	Loan and Security Agreement, dated as of May 3, 2001, by and between Merrill Lynch Financial Services Inc. and StockerYale, Inc., as amended by letter dated May 16, 2001, incorporated by reference to Exhibit 10.8(b) of StockerYale, Inc.'s Form 10-QSB for the fiscal quarter ended June 30, 2001.
10.14(c)	Financial Asset Security Agreement, dated as of May 1, 2001, by and between Merrill Lynch Financial Services Inc. and StockerYale, Inc., incorporated by reference to Exhibit 10.8(c) of StockerYale, Inc.'s Form 10 QSB for the fiscal quarter ended June 30, 2001.
10.16	Separation Plan for Executive Officers
21.1	Subsidiaries of the Company, incorporated by reference to exhibit 21.1 of Form 10-K for the year ended December 31, 2001.
*23.2	Consent of Deloitte & Touche LLP
99.1	Letter to the Securities and Exchange Commission pursuant to Temporary Note T3 regarding Arthur Andersen LLP, incorporated by reference to Exhibit 99.1 of StockerYale, Inc.'s Form 10-K405 for the fiscal year ended December 31, 2001.
*99.2	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2003
*99.3	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2003
* Filed herewith

55 / STKR	2002 FORM 10-K

 Part IV
Item 17

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Salem, State of New Hampshire, on April 15, 2003.

STOCKERYALE, INC
By /s/ FRANCIS J. O'BRIEN
Francis J. O'Brien,
Senior Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on April 15, 2003.

Signature	Title
/s/ Mark W. Blodgett	Chairman of the Board of Directors, Chief Executive Officer and President
Mark W. Blodgett
/s/ Clifford Abbey	Director
Clifford Abbey
/s/ Lawrence W. Blodgett	Director
Lawrence W. Blodgett
/s/ Dr. Herbert Cordt	Director
Dr. Herbert Cordt
/s/ Steve E. Karol	Director
Steve E. Karol
/s/ Ray J. Oglethorpe	Director
Ray J. Oglethorpe
/s/ Francis J. O'Brien	Senior Vice President, Chief Financial Officer
Francis J. O'Brien

CERTIFICATIONS

I, Mark W. Blodgett, certify that:

1. I have reviewed this annual report on Form 10-K of StockerYale, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact nor omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

56 / STKR	2002 FORM 10-K

 Part IV
Item 17

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including it consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report )the "Evaluation Date"); and
  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function:
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/    MARK W. BLODGETT
Mark W. Blodgett,
Chief Executive Officer
April 15, 2003

I, Francis J. O'Brien, certify that:

1. I have reviewed this annual report on Form 10-K of StockerYale, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact nor omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

57 / STKR	2002 FORM 10-K

 Part IV
Item 17

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including it consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report )the "Evaluation Date"); and
  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function:

  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/    FRANCIS J. O'BRIEN
Francis J. O'Brien,
Chief Financial Officer
April 15, 2003

58 / STKR	2002 FORM 10-K