Form 10-Q
period 2003-03-31
STOCKERYALE INC
filed 2003-05-15
CIK 94538

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

Commission File Number:  0-27372

STOCKERYALE, INC.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2114473
(State of Incorporation)	(I.R.S. Employer Identification Number)

32 Hampshire Road, Salem, New Hampshire 03079
(Address of registrant's principal executive office)

(603) 893-8778
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒    Yes    ☐   No

As of April 30, 2003 there were 12,696,633 shares of the issuer's common stock outstanding.

STOCKERYALE, INC.

i / STKR	2003 Form 10-Q

 Part I
Item 1

ITEM 1.    FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands
	March 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$674	$3,070
Restricted cash	2,000	2,000
Accounts receivable, less reserves of approximately $95 in 2003 and $155 in 2002	2,479	2,200
Inventories	4,871	4,478
Prepaid expenses and other current assets	625	747
Total current assets	10,649	12,495
Property, plant and equipment, net	23,332	23,650
Goodwill, net of accumulated amortization	2,677	2,677
Identified intangible assets, net	1,705	1,785
Officer note receivable	249	249
Other long-term assets	363	464
Total assets	$38,975	$41,320
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt, including obligations in default, net of unamortized discount of $239 in 2003 and $269 in 2002	$6,175	$5,306
Short-term debt	6,329	7,446
Accounts payable	1,646	2,050
Accrued expenses	1,292	1,399
Short-term portion of capital lease obligation	65	61
Total current liabilities	15,507	16,262
Long-term debt and capital lease obligations	81	96
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.001-shares authorized 100,000,000; Shares issued and outstanding 12,782,070 and 12,771,524 at March 31, 2003 and December 31, 2002, respectively	13	13
Paid-in capital	68,650	68,637
Accumulated other comprehensive income (loss)	283	(266)
Accumulated deficit	(45,559)	(43,422)
Total stockholders' equity	23,387	24,962
Total liabilities and stockholders' equity	$38,975	$41,320

See notes to unaudited condensed consolidated financial statements.

1 / STKR	2003 Form 10-Q

 Part I
Item 1

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except earnings per share
	Quarter Ended March 31,
	2003	2002
Net sales	$3,584	$2,908

Cost of sales	2,635	2,584
Gross profit	949	324
Operating expenses:
Selling expenses	776	1,034
General and administrative	1,228	1,857
Amortization expense	80	88
Research and development	890	1,764
Total operating expenses	2,974	4,743
Operating loss	(2,025)	(4,419)
Interest and other income/(expense)	(78)	9
Interest expense	184	85
Loss from continuing operations before income tax provision (benefit)	(2,287)	(4,495)
Income tax expense (benefit)	(150)	0
Net loss	$(2,137)	$(4,495)
Basic and diluted loss per share:
Net loss per share	$(0.17)	$(0.36)
Weighted average shares outstanding:
Basic and diluted	12,782	12,475

See notes to unaudited condensed consolidated financial statements.

2 / STKR	2003 Form 10-Q

 Part I
Item 1

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands
	Quarter Ended March 31,
	2003	2002
Operations
Net loss	$(2,137)	$(4,495)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	730	618
Deferred income taxes and other charges	-	(55)
Other changes in assets and liabilities:
Accounts receivable, net	(279)	(456)
Inventories	(393)	215
Prepaid expenses and other current assets	122	315
Accounts payable	(404)	(1,670)
Accrued expenses	(108)	30
Other assets and liabilities	49	(49)
Net cash used in operating activities	(2,420)	(5,547)
Financing
Proceeds from sale of common stock	13	9,724
Proceeds from term note	985	-
Repayments of bank debt	(1,265)	330
Decrease in note receivable	31	-
Net cash provided by financing activities	(236)	10,054
Investing
Proceeds from land sale	306	-
Purchases of property, plant and equipment	(56)	(188)
Net investment in joint venture	-	141
Net cash used for investing	250	(47)
Effect of exchange rates	10	159
Net change in cash and equivalents	(2,396)	4,619
Cash and equivalents, beginning of year	3,070	1,576
Cash and equivalents, end of year	$674	$6,195
Supplemental disclosure of cash flow information:
Interest paid	184	85
Taxes paid	-	52

See notes to unaudited condensed consolidated financial statements.

3 / STKR	2003 Form 10-Q

 Part I
Item 1

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

(1) ORGANIZATION AND BASIS OF PRESENTATION

The interim condensed consolidated financial statements presented have been prepared by StockerYale, Inc. (the "Company") are unaudited and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2003 and 2002, (b) the financial position at March 31, 2003 and December 31, 2002, and (c) the cash flows for the three month periods ended March 31, 2003 and 2002. These interim results are not necessarily indicative of results for a full year or any other interim period.

The unaudited consolidated balance sheet presented as of December 31, 2002, has been derived from the consolidated financial statements that have been audited by the Company's independent auditors. The accompanying financial statements and notes are condensed as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company.  The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

The Company has prepared the unaudited condensed financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is not in compliance with several provisions of its loan agreements and the loans have been classified as current liabilities as of March 31, 2003. The Company will be required to generate sufficient cash flow to meet its obligations on a timely basis through improved operations, refinancing of existing debt and/or additional financing.

The Company has taken action to address these financing issues and expects to close a new credit facility in Canada in May, which, when closed, will bring it into compliance with all debt agreements. Furthermore, the Company is actively pursuing additional financing options, including: a Canadian government development loan, the sale of real estate and a private placement of equity or debt securities.

(2) LOSS PER SHARE

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, basic and diluted net loss per common share for the three months ended March 31, 2003 and 2002 is calculated by dividing the net loss applicable to common stockholders by the weighted average number of vested common shares outstanding. There were 3,315,943 and 2,311,499 options and 269,500 and 19,500 warrants outstanding as of March 31, 2003 and 2002, respectively, which were not included in the diluted per share calculation because their inclusion would be anti-dilutive.

4 / STKR	2003 Form 10-Q

 Part I
Item 1

(3) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead. Inventories are as follows:

	For the Quarter Ended
(in thousands)	March 31, 2003	December 31, 2002
Finished goods	$860	$1,028
Work-in-process	134	101
Raw materials	3,877	3,349
	$4,871	$4,478

Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan and reduces the carrying cost of inventory to the lower of cost or market.

(4) STOCK BASED COMPENSATION

The Company accounts for employee stock options and share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25). Accordingly, no compensation cost has been recognized for stock option grants since the options granted to date have exercise prices per share of not less than the fair value of the Company's stock at the date of the grant. Had the Company determined the stock-based compensation expense for the Company's stock options under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, the Company's net loss and net loss per share based upon the fair value at the grant date for stock options awards for the quarter ended in 2003 and 2002, would have increased the pro-forma amounts as indicated below:

(in thousands)	For the Quarter Ended March 31,
Net loss	2003	2002
As reported	$(2,137)	$(4,495)
Additional compensation expense	(1,076)	(850)
Pro forma	$(3,213)	(5,345)
Net loss per share (basic and diluted)
As reported	$(0.17)	$(0.36)
Pro forma	(0.25)	(0.43)

The fair value of options at the date of grant were estimated using the Black-Scholes option pricing model with the following assumptions:

	For the Quarter Ended March 31,
	2003	2002
Volatility	114%	112%
Expected option life-years from vest	5	5
Interest rate (risk free)	2.93%	4.56%
Dividends	None	None

5 / STKR	2003 Form 10-Q

 Part I
Item 1

(5) COMPREHENSIVE LOSS

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's total comprehensive income (loss) is as follows:

(in thousands)	For the Quarter Ended March 31,
	2003	2002
Net loss	$(2,137)	$(4,495)
Other comprehensive income (loss):
Cumulative translation adjustment	549	(159)
Comprehensive loss	$(1,588)	$(4,654)

(6) INTANGIBLE ASSETS

Intangible assets consist primarily of acquired patented technology and trademarks. Intangible assets are amortized over their estimated useful lives which range from two to five years. The Company has no intangible assets with indefinite lives. The Company reviews intangible assets when indications of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Intangible assets as of March 31, 2003 and 2002 are as follows:

	For the Quarter Ended
(in thousands)	March 31, 2003	December 31, 2002
Other identified intangible assets	$3,549	$3,549
Less: accumulated amortization	$1,844	$1,764
	$1,705	$1,785

Amortization of intangible assets was $80,000 and $88,000 for the quarter ended March 31, 2003 and 2002, respectively.

As of March 31, 2003, the estimated future amortization expense of intangible assets, in thousands,  is as follows:
2003	2004	2005	2006	2007 and thereafter
$238	$318	$318	$318	$513

(7) USE OF ESTIMATES

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

6 / STKR	2003 Form 10-Q

 Part I
Item 1

(8) REVENUE RECOGNITION

The Company recognizes revenue from product sales at the time of shipment and when persuasive evidence of an arrangement exists, performance of the Company's obligation is complete, the price to the buyer is fixed or determinable, and collectibility is reasonably assured.  In certain limited situations, customers have the right to return products. Such rights of return, have not precluded revenue recognition because the Company has a long history with such returns and accordingly provides a reserve.

(9) RECENT ACCOUNTING PRONOUNCEMENTS

In June, 2002, FASB issued SFAS No. 146, Accounting for Cost Associated with Exit or Disposal Activities. SFAS No. 146 nullifies previous guidance on accounting for costs associated with exit or disposal activities and requires a liability for these costs to be recognized and measured at its fair value in the period in which the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company did not exit or dispose of any activities during the first quarter of 2003.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This standard is effective for financial statements for fiscal years ending after December 15, 2002. The disclosure requirements of SFAS No. 148 have been implemented and are outlined in Note 4.

(10) SEGMENT INFORMATION

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

7 / STKR	2003 Form 10-Q

 Part I
Item 1

The Corporate assets include cash and cash equivalents, buildings and furniture and fixtures.

	Quarter Ended March 31, 2003			Quarter Ended March 31, 2002
	Illumination	Optical Components	Total	Illumination	Optical Components	Total
Net sales	$3,188	$396	$3,584	$2,597	$311	$2,908
Gross margin	1,057	(108)	949	264	60	324
Operating loss	(568)	(1,457)	(2,025)	(1,858)	(2,561)	(4,419)

	Quarter Ended March 31, 2003				Quarter Ended March 31, 2002
	Illumination	Optical Components	Corporate	Total	Illumination	Optical Components	Corporate	Total
Total current assets	$6,711	$536	$3,402	$10,649	$7,164	$400	$8,950	$16,514
Property, plant & equipment	790	9,403	13,139	23,332	818	11,526	13,127	25,471
Intangible assets	1,705	-	-	1,705	2,285	-	-	2,285
Goodwill	2,677	-	-	2,677	2,419	-	-	2,419
Other assets	390	60	162	612	380	45	231	656
	$12,273	$9,999	$16,703	$38,975	$13,066	$11,971	$22,308	$47,345

The Company's export sales are denominated in U.S. dollars. These sales are as follows:

	Quarter Ended March 31,
Export sales by region (in thousands)	2003	2002
United States	$2,140	$1,736
Canada	308	250
Europe	792	643
Asia	344	279
Total sales	$3,584	$2,908

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. The company's actual results could differ materially from those set forth in the forward-looking statements. When the company use words such as "anticipate," "believe," "estimate," "expect," "intend," and other similar expressions, they generally identify forward-looking statements. Forward-looking statements include, for example, statements relating to acquisitions and related financial information, development activities, business strategy and prospects, future capital expenditures, sources and availability of capital, environmental and other regulations and competition. Investors should exercise caution in interpreting and relying on forward-looking statements since they involve known risks, uncertainties and other factors which are, in some cases, beyond the company's control and could materially affect our actual results, performance or achievements. Such factors include, without limitation: market conditions that could make it more difficult or expensive for the company to obtain the necessary capital to finance its research and development projects, operations, as well as its ability to refinance existing debt; the existence of other independent suppliers of optical fiber, who may have greater resources than the company; and the uncertainty that the company's significant investments in r&d will not result in products that achieve market acceptance. Additional such factors are discussed in the section entitled "certain factors affecting future operating results" on page 20 of the company's annual report on form 10-K for the fiscal year ended December 31, 2002.

8 / STKR	2003 Form 10-Q

 Part I
Item 2

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with our audited financial statements and notes thereto included in the company's annual report on form 10-k for the year ended December 31, 2002.

FISCAL QUARTERS ENDED MARCH 31, 2003 AND 2002

Net Sales

For the quarter ended March 31, net sales increased $0.7 million or 24% from $2.9 million in 2002 to $3.6 million in 2003. Illumination and specialty fiber revenues increased $1.0 million or 44% over the comparable period in 2002 which more than offest a modest decline in phase mask sales and the elimination of printer and recorder revenue resulting from the transfer of this product line to an outside distributor in the fourth quarter of 2002. Structured light laser sales from our Canadian subsidiary and initial shipments of recently announced major orders from our operation in Ireland (LEDs) and Singapore (advanced imaging systems) were the principal factors driving the illumination gain. For the first time, the Company realized meaningful specialty fiber sales to amplifier, sensor and gyroscope customers as compared to an absence of sales in the comparable quarter, as fibers were still largely under development.

Gross Profit

Gross margins improved from $0.3 million or 11% of sales in 2002 to $0.9 million or 26% of sales in 2003 as increased sales and lower manufacturing overhead contributed incremental profits of $0.4 million and $0.2 million, respectively.

Operating Expenses

Operating expenses decreased $1.8 million or 37% from $4.7 million in the first quarter of 2002 to $2.9 million in the first quarter of 2003. Research and development expenses declined $0.9 million or 50% due to reduced salaries, development costs and joint venture expenditures. The Company's focus on only those product development projects, which would positively impact near-term revenue, resulted in a 43% reduction in research and development headcount. Lower salaries and commissions combined with tighter marketing expenditures resulted in a $0.3 million or 25% decline in selling expenditures. General and administrative expenses were reduced $0.6 million or 34% due to lower salaries, travel and professional fees. Overall, the cost realignment programs implemented in the second half of 2002 eliminated 77 positions, reducing total headcount from 255 to 178, as of the quarter ended 2002 and 2003, respectively.

Interest Expense

Interest expense was $184,000 in the first quarter of fiscal 2003 compared to $85,000 in 2002 due to both higher interest rates and a higher level of borrowing.

Net Income (Loss)

Net loss for the three months ended March 31, 2003 decreased $2.4 million or 53% to $2.1 million compared to a net loss of $4.5 million for the same period in 2002.

9 / STKR	2003 Form 10-Q

 Part I
Item 2

Provision (Benefit) for Income Taxes

The Company recorded a tax benefit of $150,000 as a result of a refund received from taxes paid on its Canadian subsidiary for the year ended December 31, 2000. The Company's historical operating losses raise doubt as to the realizability of the deferred tax assets. As a result, management has provided a valuation allowance for the net deferred tax assets that may not be realized.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Company was not in compliance with several provisions of its loan agreements and the loans have been classified as current liabilities.

Based upon its current forecast for 2003, the Company is pursuing various options to raise additional funds to finance operations through the end of 2003. The Company can give no assurances to the timing or terms of such arrangements, assuming it is able to consummate one or more of these options. If the Company is unable to raise sufficient funds through these options by the end of the second quarter of 2003, it will need to implement further cost reduction strategies, and the Company may not have adequate capital to sustain its current operations. Financing options in process and under consideration include: a new Canadian bank revolving credit facility that would refinance the existing Toronto Dominion facility, a Canadian government development loan, sale of real estate and/or a private placement of equity/debt securities. The Company expects to close several of these financing options by the end of the second quarter of 2003.

For the quarter ended March 31, 2003, unrestricted cash and cash equivalents decreased $2.4 million. Cash used in operating activities was $2.4 million in the first quarter of fiscal 2003 which primarily resulted from an operating loss of $2.1 million coupled with a $1.0 million decrease in working capital, excluding cash and debt, partially offset by a $0.7 million increase in depreciation and amortization.

Cash used in financing activities was $0.2 million as $1.0 million in proceeds from the TJJ Corporation Term Note was offset by repayments to Merrill Lynch and TD Bank of $0.9 million and $0.3 million, respectively.

Investing activities provided $0.3 million as proceeds from a land sale in Montreal offset nominal capital expenditures.

TJJ Corporation
On December 27, 2002, the Company entered into a Term Note agreement with TJJ Corporation. The Term Note is a $5 million, three-year note due December 26, 2005, secured by the Company's Salem headquarters and bears an interest rate of 8.5%. The note allows the Company to initially draw down $4,000,000 subject to a 2% commitment fee. The Company had the option to draw down the additional $1,000,000 subject to a 1.25% commitment fee in increments of $250,000 which was exercised in full in March 2003. In addition, the Company issued warrants to purchase 250,000 shares of the Company's common stock. The warrants can be exercised over a five-year period and each warrant can be exchanged for one share of common stock at a purchase price of $1.35 per share. As of March 31, 2003, $5,000,000 was outstanding under the Term Note Agreement. The Term Note was issued together with the warrants. The aggregate purchase price of the Term Note and the warrants ($5,000,000) was allocated between the Term Note and the warrants based upon their relative fair market values. The purchase price assigned to the Term Note and warrants was $4,753,256 and $246,744 respectively. The difference between the face amount of the Term Note, and the aggregate purchase price allocated to the Term Note $4,753,256 was recorded as debt discount, and is being amortized over the life of the Term Note. As of March 31, 2003, $5,000,000 was outstanding under the Term Note and the Company was not in compliance with the covenants of the Term Note due to cross default provisions related to the Toronto Dominion Bank credit facility.

10 / STKR	2003 Form 10-Q

 Part I
Item 2

Merrill Lynch Financial Services
On May 19, 2001, the Company entered into a credit agreement with Merrill Lynch Financial Services, Inc. providing total borrowing availability up to $6,000,000. Initial proceeds were used to pay off the credit agreement between the Company and Wells Fargo Business Credit, Inc. The initial credit facility with Merrill Lynch consists of a line of credit of up to $2,500,000 and a reducing revolver in the amount of $3,500,000. On April 24, 2002, the Company entered into an amendment of the credit agreement, which increased the borrowing availability up to $7,000,000 by increasing the line of credit to $3,500,000 and maintaining the reducing revolver at $3,500,000.

On December 27, 2002, the Company entered into a second amendment of the credit agreement, which decreased the borrowing availability to $6,000,000 by decreasing the line of credit to $2,500,000 as of July 31, 2003 and maintaining the reducing revolver at $3,500,000. The line of credit is subject to review and renewal  as of July 31, 2003. As of March 31, 2003, $2,749,994 was outstanding under the reducing revolver and $2,666,667 was outstanding under the line of credit. The outstanding principal balance of all advances under this credit facility bears interest at 2.5% over the one month LIBOR rate. As of March 31, 2003 the interest rate was approximately 3.8%.

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

Toronto Dominion Bank
On December 5, 2000, StockerYale Canada amended its credit agreement with Toronto Dominion Bank.  The credit agreement provides for (a) a $3,500,000 CDN operating line of credit of which $1,000,000 CDN must be offset by credit balances; (b) two mortgage loans for $2,020,000 CDN and (c) four term notes totaling up to $1,049,000 CDN. The line of credit bore interest at 1% over Toronto Dominion's prime rate, and required monthly payments of interest only, and was payable on demand.

In November 2002, Toronto Dominion Bank reduced the line of credit $1,500,000 CDN to $2,000,000 CDN and increased the interest rate from 1% over Toronto Dominion's prime rate to 3% over Toronto Dominion's prime rate for both short and long-term obligations. As of March 31, 2003, $1,035,166 CDN ($704,017 US) was outstanding under the line of credit and approximately $964,833 CDN ($656,183 US) was available for additional borrowings. The mortgage requires monthly principal payments of $10,797 CDN (approximately $7,200 US) and $1,111 CDN (approximately $698 US) plus interest at prime rate plus 3.0%. As of March 31, 2003, the outstanding balance on the mortgage loans was $1,535,517 CDN ($1,044,305 US). The four term loans require monthly principle payments of approximately $36,125 CDN ($22,694 US) plus interest at the prime rate plus 3.0%. As of March 31, 2003, the outstanding aggregate balance on the term loans was $544,832 CDN ($370,540 US). As of March 31, 2003, the Company was not in compliance with the debt covenants and the bank demanded payment by April 30, 2003. As of May 14, 2003, based upon the offer of a credit facility from National Bank of Canada and the Company's commitment to close this facility and repay all of Toronto Dominion Bank's outstanding loans, Toronto Dominion Bank extended full repayment until May 31, 2003.

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

11 / STKR	2003 Form 10-Q

 Part I
Item 3

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

(b) Changes in internal controls

None

12 / STKR	2003 Form 10-Q

 Part II
Item 1

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

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY

Not applicable.

Item 5.    OTHER INFORMATION

Not applicable.

Item 6.    EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)    The following is a complete list of exhibits filed as part of this Form 10-Q:

Exhibit Number        Description
99.1                 CEO Certification
99.2                 CFO Certification

(b)   Reports on Form 8-K

1) On March 10, 2003 the Company filed a current report on Form 8-K covering the fourth quarter and fiscal year ended December 31, 2002 financial results.

2) On April 25, 2003 the Company filed a current report on Form 8-K covering a press release for the financial results of the first quarter of 2003 ending March 31, 2003.

13 / STKR	2003 Form 10-Q

 Part II
Item 6

SIGNATURES

Pursuant to the requirements of the securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

StockerYale, Inc.

May 15, 2003	/s/ Mark W. Blodgett
Mark W. Blodgett,
Chairman and Chief Executive Officer

May 15, 2003	/s/ Francis J. O'Brien
Francis J. O'Brien,
Chief Financial Officer and Treasurer

14 / STKR	2003 Form 10-Q

 Part II
Item 6

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

b)     Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)     Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Mark W. Blodgett
Mark W. Blodgett
Chairman and Chief Executive Officer

15 / STKR	2003 Form 10-Q

 Part II
Item 6

CERTIFICATION

I, Francis J. O'Brien, certify that:

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

b)     Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)     Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Francis J. O'Brien
Francis J. O'Brien
Chief Financial Officer

16 / STKR	2003 Form 10-Q

 Part II
Item 6

EXHIBIT 99.1

The undersigned officer of StockerYale, Inc. (the "Company") hereby certifies that the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Date: May 15, 2003	Name:	/s/ Mark W. Blodgett
Mark W. Blodgett

	Title:	Chairman and Chief Executive Officer

EXHIBIT 99.2

The undersigned officer of StockerYale, Inc. (the "Company") hereby certifies that the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Date: May 15, 2003	Name:	/s/ Francis J. O'Brien
Francis J. O'Brien

	Title:	Chief Financial Officer and Treasurer

17 / STKR	2003 Form 10-Q