Form 10-Q
period 2003-06-30
STOCKERYALE INC
filed 2003-08-14
CIK 94538

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

As of July 31, 2003 there were 14,314,659 shares of the issuer's common stock outstanding.

STOCKERYALE, INC.

i / STKR	2003 Form 10-Q

 Part I
Item 1

ITEM 1.    FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands
	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$563	$3,070
Restricted cash	2,277	2,000
Accounts receivable, less reserves of approximately $90 at June 30, 2003 and $155 at December 31, 2002	2,515	2,200
Inventories	4,879	4,478
Prepaid expenses and other current assets	645	747
Total current assets	10,879	12,495
Property, plant and equipment, net	23,339	23,650
Goodwill	2,677	2,677
Identified intangible assets, net	1,629	1,785
Officer note receivable	249	249
Other long-term assets	766	464
Total assets	$39,539	$41,320
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$170	$5,306
Short-term debt ,net of unamortized discount of $224 at June 30, 2003 and $269 at December 31, 2002	6,557	7,446
Accounts payable	2,188	2,050
Accrued expenses	1,380	1,399
Short-term portion of capital lease obligation	67	61
Total current liabilities	10,362	16,262
Long-term debt and capital lease obligations - less current portion	6,369	96
Other long-term liabilities	270	-
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.001-shares authorized 100,000,000; Shares issued and outstanding 14,392,070 and 12,771,524 at June 30, 2003 and December 31, 2002, respectively	14	13
Paid-in capital	69,563	68,637
Accumulated other comprehensive income (loss)	923	(266)
Accumulated deficit	(47,962)	(43,422)
Total stockholders' equity	22,538	24,962
Total liabilities and stockholders' equity	$39,539	$41,320

See notes to unaudited condensed consolidated financial statements.

1 / STKR	2003 Form 10-Q

 Part I
Item 1

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share data

	Thee Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002
Net sales	$3,586	$3,523	$7,170	$6,431
Cost of sales	2,800	2,907	5,435	5,491
Gross profit	786	616	1,735	940
Operating expenses:
Selling expenses	773	869	1,549	1,903
General and administrative	1,106	1,445	2,334	3,300
Amortization expense	79	79	159	169
Research and development	926	1,987	1,816	3,751
Total operating expenses	2,884	4,380	5,858	9,123
Operating loss	(2,098)	(3,764)	(4,123)	(8,183)
Interest and other income/(expense)	(52)	180	(130)	189
Interest expense	253	85	437	170
Loss before income tax benefit	(2,403)	(3,669)	(4,690)	(8,164)
Income tax benefit	0	0	(150)	0
Net loss	$(2,403)	$(3,669)	$(4,540)	$(8,164)
Basic and diluted loss per share:
Net loss per share	$(0.18)	$(0.29)	$(0.35)	$(0.65)
Weighted average shares outstanding:
Basic and diluted	13,319	12,721	13,050	12,598

See notes to unaudited condensed consolidated financial statements.

2 / STKR	2003 Form 10-Q

 Part I
Item 1

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands
	Six Months Ended June 30,
	2003	2002
Operations
Net loss	$(4,540)	$(8,164)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,496	1,390
Deferred income taxes and other charges	-	(91)
Loss on investment in joint venture	-	287
Other changes in assets and liabilities:
Accounts receivable, net	(315)	(721)
Inventories	(401)	162
Prepaid expenses and other current assets	102	126
Accounts payable	138	(1,902)
Accrued expenses	(20)	93
Officer note receivable	-	(250)
Other assets and liabilities	53	-
Net cash used in operating activities	(3,487)	(9,070)
Financing
Proceeds from sale of common stock	1,197	9,819
Proceeds of term note	985	-
Repayments of bank debt	(1,481)	2,164
Repayment of bank debt to Toronto Dominion Bank	(2,210)	-
Proceeds from the National Bank of Canada	2,918	-
Restricted cash related to term deposit with National Bank of Canada	(738)	-
Decrease in note receivable	63	42
Net cash provided by financing activities	734	12,025
Investing
Proceeds from land sale	306	-
Purchases of property, plant and equipment	(64)	(1,460)
Net investment in joint venture	-	(260)
Net cash used in investing	242	(1,720)
Effect of exchange rates	4	466
Net change in cash and equivalents	(2,507)	1,701
Cash and equivalents, beginning of year	3,070	1,576
Cash and equivalents, end of year	$563	$3,277
Supplemental disclosure of cash flow information:
Interest paid	437	170
Stock issued in Ciena acquisition	-	200

See notes to unaudited condensed consolidated financial statements.

3 / STKR	2003 Form 10-Q

 Part I
Item 1

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

(1) ORGANIZATION AND BASIS OF PRESENTATION

The interim condensed consolidated financial statements presented have been prepared by StockerYale, Inc. (the "Company") are unaudited and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2003 and 2002, (b) the financial position at June 30, 2003 and December 31, 2002, and (c) the cash flows for the six month periods ended June 30, 2003 and 2002. These interim results are not necessarily indicative of results for a full year or any other interim period.

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

The Company has taken action to address these financing issues and closed a new credit facility in Canada in June, which, brought  it into compliance with all debt agreements. Furthermore, the Company is actively pursuing additional financing options, including: a Canadian government development loan, the sale of real estate and a private placement of equity or debt securities.

(2) LOSS PER SHARE

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, basic and diluted net loss per common share for the three and six months ended June 30, 2003 and 2002 is calculated by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding. There were 3,223,886 and 2,929,319 options and 672,000 and 19,500 warrants outstanding as of June  30, 2003 and 2002, respectively, which were not included in the diluted per share calculation because their inclusion would be anti-dilutive.

4 / STKR	2003 Form 10-Q

 Part I
Item 1

(3) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead. Inventories are as follows:

(in thousands)	June 30, 2003	December 31, 2002
Finished goods	$834	$1,028
Work-in-process	147	101
Raw materials	3,898	3,349
	$4,879	$4,478

Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan and reduces the carrying cost of inventory to the lower of cost or market.

(4) STOCK BASED COMPENSATION

The Company accounts for employee stock options and share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25). No compensation cost has been recognized for stock option grants since the options granted to date have exercise prices per share of not less than the fair value of the Company's stock at the date of the grant. Had the Company determined the stock-based compensation expense for the Company's stock options under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, the Company's net loss and net loss per share based upon the fair value at the grant date for stock options awards would have increased the pro-forma amounts as indicated below:

(in thousands)	Three Months Ended

Six Months Ended

	June 30,

June 30,

	2003	2002

2003

2002

Net loss as reported	$(2,403)	$(3,669)

$
(4,540)

$
(8,164)
Additional compensation expense	(1,078)	(1,232)

(2,153)

(2,090)
Pro forma	$(3,481)	(4,901)

$
(6,693)

(10,254)
Net loss per share (basic and diluted)

As reported	$(0.18)	$(0.29)

$
(0.35)

$
(0.65)
Pro forma	(0.26)	(0.39)

(0.51)

(0.81)

The fair value of options at the date of grant were estimated using the Black-Scholes option pricing model with the following assumptions:

	For the Quarter Ended June 30,
	2003	2002
Volatility	114%	111%
Expected option life-years from vest	5	5
Interest rate (risk free)	2.27%	4.40%
Dividends	None	None

5 / STKR	2003 Form 10-Q

 Part I
Item 1

(5) COMPREHENSIVE LOSS

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's total comprehensive income (loss) is as follows:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net loss	$(2,403)	$(3,669)	$(4,540)	$(8,164)
Other comprehensive income (loss):
Cumulative translation adjustment	640	307	1,189	466
Comprehensive loss	$(1,763)	$(3,362)	$(3,351)	(7,698)

(6) INTANGIBLE ASSETS

Intangible assets consist primarily of acquired patented technology and trademarks. Intangible assets are amortized over their estimated useful lives which range from two to five years. The Company has no intangible assets with indefinite lives. The Company reviews intangible assets when indications of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Intangible assets as of June 30, 2003 and 2002 are as follows:

	For the Quarter Ended
(in thousands)	June 30, 2003	December 31, 2002
Identified intangible assets	$3,549	$3,549
Less: accumulated amortization	$1,920	$1,764
	$1,629	$1,785

Amortization of intangible assets was $79,000 and $79,000 for the three months ended June 30, 2003 and 2002, respectively and $159,000 and $169,000 for the six months ended June 30, 2003 and 2002, respectively.

As of June 30, 2003, the estimated future amortization expense of intangible assets, in thousands,  is as follows:

2003	2004	2005	2006	2007 and thereafter
$162	$318	$318	$318	$513

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

(9) RECENT ACCOUNTING PRONOUNCEMENTS

In June, 2002, FASB issued SFAS No. 146, Accounting for Cost Associated with Exit or Disposal Activities. SFAS No. 146 nullifies previous guidance on accounting for costs associated with exit or disposal activities and requires a liability for these costs to be recognized and measured at its fair value in the period in which the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company did not exit or dispose of any activities during the first or second quarters of 2003.

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

The illumination segment develops and manufactures specialized illumination products for the inspection, machine vision, medical and military markets. Illumination products are sold both through distributors as well as directly to original equipment manufacturers (OEM's). The optical components segment develops and manufactures specialty optical fibers and phase masks used primarily in sensor, gyroscope and telecommunication equipment. Optical component products are sold primarily to original equipment manufacturers (OEM's).

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

7 / STKR	2003 Form 10-Q

 Part I
Item 1

The Corporate assets include cash and cash equivalents, buildings and furniture and fixtures.

	Quarter Ended June 30, 2003			Quarter Ended June 30, 2002
	Illumination	Optical Components	Total	Illumination(1)	Optical Components	Total
Net sales	$3,373	$213	$3,586	$3,177	$346	$3,523
Gross margin	1,070	(284)	786	547	69	616
Operating loss	(599)	(1,499)	(2,098)	(1,012)	(2,752)	(3,764)

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
	Illumination	Optical Components	Total	Illumination(1)	Optical Components	Total
Net sales	$6,561	$609	$7,170	$5,774	$657	$6,431
Gross margin	2,127	(392)	1,735	811	129	940
Operating loss	(1,167)	(2,956)	(4,123)	(2,870)	(5,313)	(8,183)

	June 30, 2003				December 31, 2002
	Illumination	Optical Components	Corporate	Total	Illumination	Optical Components	Corporate	Total
Total current assets	$6,711	$536	$3,402	$10,879	$6,301	$404	$5,790	$12,495
Property, plant & equipment	781	11,213	11,345	23,339	777	9,699	13,174	23,650
Intangible assets	1,629	-	-	1,629	1,785	-	-	1,785
Goodwill	2,677	-	-	2,677	2,677	-	-	2,677
Other assets	991	60	194	1,015	405	59	249	713
	$12,789	$11,809	$14,941	$39,539	$11,945	$10,162	$19,213	$41,320

(1) Illumination revenue in 2002 includes printer and recorder revenues which were transferred to an outside distributor in 2003.

The Company's export sales are denominated in U.S. dollars. These sales are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Export sales by region (in thousands)	2003	2002	2003	2002
United States	$2,152	$2,114	$4,302	$3,859
Canada	322	317	645	579
Europe	789	775	1,577	1,415
Asia	323	317	646	578
Total sales	$3,586	$3,523	$7,170	$6,431

8 / STKR	2003 Form 10-Q

 Part I
Items 1, 2

(11) DEBT

National Bank of Canada
On May 26, 2003, the Company entered into a credit agreement with the National Bank of Canada replacing the facility with Toronto Dominion Bank. The new agreement provides total borrowing availability up to $4,800,000 CDN. Initial proceeds were used to pay off the credit agreement with Toronto Dominion Bank.

The credit facility consists of a $2,500,000 CDN line of credit secured by accounts receivable and inventory bearing a variable interest rate of Canadian prime rate plus 1.5% and a $2,300,000 CDN ten year term note bearing a variable interest rate of Canadian prime rate plus 2.25%. The term note availability is $1,300,000 CDN net of a $1,000,000 CDN term deposit. The term deposit will become available to the Company at a rate of $125,000 CDN per quarter based upon the Company (StockerYale Canada) achieving 90% of its forecasted earnings before interest, depreciation, taxes and amortization (EBIDTA).

As of June 30, 2003, $1,654,000 CDN was outstanding under the line of credit and $2,300,000 CDN was outstanding under the term note. As of June 30, 2003 the interest rate on the line of credit and the term note were 6.50% and 7.25%, respectively.

The National Bank of Canada credit facility requires the following financial covenants including: working capital, net worth, capital expenditures, a financial coverage ratio and maximum inventory levels. The Company's Canadian subsidiary was in compliance with all provisions of the credit agreement as of June 30, 2003.

TJJ Corporation
The amended TJJ Corporation term note requires the Company to maintain a stockholders' equity balance of at least $22.0 million. As of June 30, 2003, the Company's stockholders' equity balance was $22.5 million.

(12) PRIVATE PLACEMENT

In June, the Company raised $1,200,000 through a private placement of equity composed of 1,610,000 shares of common stock at $0.60 per share plus $270,000 convertible at $0.60 per share less issuance costs.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. The company's actual results could differ materially from those set forth in the forward-looking statements. When the Company uses words such as "anticipate," "believe," "estimate," "expect," "intend," and other similar expressions, they generally identify forward-looking statements. Forward-looking statements include, for example, statements relating to acquisitions and related financial information, development activities, business strategy and prospects, future capital expenditures, sources and availability of capital, environmental and other regulations and competition. Investors should exercise caution in interpreting and relying on forward-looking statements since they involve known risks, uncertainties and other factors which are, in some cases, beyond the company's control and could materially affect the Company's actual results, performance or achievements. Such factors include, without limitation: market conditions that could make it more difficult or expensive for the Company to obtain the necessary capital to finance its research and development projects, operations, as well as its ability to refinance existing debt; the existence of other independent suppliers of optical fiber, who may have greater resources than the Company; and the uncertainty that the company's significant investments in research and development will not result in products that achieve market acceptance. Additional such factors are discussed in the section entitled "certain factors affecting future operating results" on page 20 of the Company's annual report on form 10-K for the fiscal year ended December 31, 2002.

9 / STKR	2003 Form 10-Q

 Part I
Item 2

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with our audited financial statements and notes thereto included in the company's Annual Report on form 10-K for the year ended December 31, 2002.

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Net Sales

For the quarter ended June 30, net sales increased $0.1 million or 2% from $3.5 million in 2002 to $3.6 million in 2003. Illumination  revenues increased $0.4 million or 14% over the comparable period in 2002 which more than offest a modest decline in phase mask sales and the elimination of printer and recorder revenue resulting from the transfer of this product line to an outside distributor in the fourth quarter of 2002. Fiber optic lighting from the Company's Salem facility, structured light laser sales from the Company's Canadian subsidiary and initial shipments of recently announced major orders from the Company's operations in Ireland (LEDs) and Singapore (advanced imaging systems) were the principal factors driving the illumination gain.

Gross Profit

Gross margins improved from $0.6 million or 17% of sales in 2002 to $0.8 million or 22% of sales in 2003 as increased sales and lower manufacturing overhead contributed incremental profits of $0.1 million and $0.1 million, respectively.

Operating Expenses

Operating expenses decreased $1.5 million or 34% from $4.4 million in the second quarter of 2002 to $2.9 million in the second quarter of 2003. Research and development expenses declined $1.1 million or 53% due to reduced salaries and benefits, lower development costs and the elimination of  joint venture expenditures. Lower salaries and commissions combined with tighter marketing expenditures resulted in a $0.1 million or 11% decline in selling expenditures. General and administrative expenses were reduced $0.3 million or 23% due to lower salaries, travel and professional fees.

Interest Expense

Interest expense was $253,000 in the second quarter of fiscal 2003 compared to $85,000 in 2002 due to both higher interest rates and a higher level of borrowing.

Provision (Benefit) for Income Taxes

 The Company's historical operating losses raise doubt as to the realizability of the deferred tax assets. As a result, management has provided a valuation allowance for the net deferred tax assets that may not be realized.

10 / STKR	2003 Form 10-Q

 Part I
Item 2

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Net Sales

For the six months ended June 30, net sales increased $0.8 million or 11% from $6.4 million in 2002 to $7.2 million in 2003. Illumination  revenues increased $1.4 million or 25% over the comparable period in 2002 which more than offset a decline in phase mask sales and a $0.4 million decline from the elimination of printer and recorder revenue resulting from the transfer of this product line to an outside distributor in the fourth quarter of 2002. Specialty fiber sales increased $0.1 million over 2002. Structured light laser sales from the Company's Canadian subsidiary and initial shipments of recently announced major orders from the Company's operation in Ireland (LEDs) and Singapore (advanced imaging systems) were the principal factors driving the illumination gain.

Gross Profit

Gross margins improved from $0.8 million or 85%  in 2003 to $1.7 million or 24% of sales as increased sales and lower manufacturing overhead contributed incremental profits of $0.6 million and $0.2 million, respectively.

Operating Expenses

Operating expenses decreased $3.3 million or 36% from $9.1 million for the first six months of 2002 to $5.9 million in the first six months of 2003. Research and development expenses declined $1.9 million or 52% due to reduced salaries, lower development costs and the elimination of joint venture expenditures. The Company's focus on only those product development projects, which would positively impact near-term revenue, resulted in a 35% reduction in research and development headcount. Lower salaries and commissions combined with tighter marketing expenditures resulted in a $0.4 million or 19% decline in selling expenditures. General and administrative expenses were reduced $1.0 million or 29% due to lower salaries, travel and professional fees. Overall, the cost realignment programs implemented in the second half of 2002 eliminated 62 positions, reducing total headcount from 223 to 161, as of the six months ended June 30, 2002 and 2003, respectively.

Interest Expense

Interest expense was $437,000 for the six months ended June 30, 2003 compared to $170,000 in 2002 due to both higher interest rates and a higher level of borrowing.

Net Income (Loss)

Net loss for the six months ended June 30, 2003 decreased $3.7 million or 43% to $4.5 million compared to a net loss of $8.2 million for the same period in 2002.

Provision (Benefit) for Income Taxes

The Company's historical operating losses raise doubt as to the realizability of the deferred tax assets. As a result, management has provided a valuation allowance for the net deferred tax assets that may not be realized.

11 / STKR	2003 Form 10-Q

 Part I
Item 2

LIQUIDITY AND CAPITAL RESOURCES

As discussed in both the previously filed Form 10-K for the year ended December 31, 2002 and Form 10-Q for the quarter ended March 31, 2003, the Company is pursuing various options to raise additional capital to finance operations.

Two of these options were consummated in the second quarter of 2003, including the completion of refinancing the Company's Canadian subsidiary's credit facility with the National Bank of Canada and closing a $1.2 million equity placement with several of the Company's institutional investors. The new National Bank of Canada credit facility did not raise any additional capital. The new facility principally retired the Toronto Dominion (TD) Bank facility upon closing, however, the new facility provides the Company incremental future financing beyond the levels available under the TD Bank loan agreement. The private placement of $1,200,000 was composed of 1,610,000 shares of common stock at $0.60 per share plus $270,000 convertible at $0.60 per share less issuance expenses.

The Company is also evaluating several short-term options to raise additional funds through the sale of real estate and/or a private placement of equity/debt securities. The Company expects to make a final decision on these options by the end of the third quarter. The Company also expects to submit a proposal in the third quarter for a Canadian government development loan. The Company anticipates a decision by the Canadian government in the fourth quarter with funding commencing in the first quarter of 2004.

The Company can give no assurances to the timing or terms of such arrangements, assuming it is able to consummate one or more of these options. If the Company is unable to raise sufficient funds through these options by the end of the third quarter of 2003, it will need to implement further cost reduction strategies, and the Company will not have adequate capital to sustain its current operations.

For the six months ended June 30, 2003, unrestricted cash and cash equivalents decreased $2.5 million. Cash used in operating activities was $3.5 million for the period ended June 30, 2003 which primarily resulted from an operating loss of $4.5 million excluding cash and debt, partially offset by a $1.5 million in depreciation and amortization.

Cash from financing activities was $0.7 million principally due to  in proceeds from the sale of common stock as the refinancing of the Canadian credit facility was cash neutral.

Investing activities provided $0.2 million as proceeds from a land sale in Montreal offset nominal capital expenditures.

TJJ Corporation
On December 27, 2002, the Company entered into a Term Note agreement with TJJ Corporation. The Term Note is a $5 million, three-year note due December 26, 2005, secured by the Company's Salem headquarters and bears an interest rate of 8.5%. The note allows the Company to initially draw down $4,000,000 subject to a 2% commitment fee. The Company had the option to draw down the additional $1,000,000 subject to a 1.25% commitment fee in increments of $250,000 which was exercised in full in March 2003. In addition, the Company issued warrants to purchase 250,000 shares of the Company's common stock. The warrants can be exercised over a five-year period and each warrant can be exchanged for one share of common stock at a purchase price of $1.35 per share. As of June 30, 2003, $5,000,000 was outstanding under the Term Note Agreement. The Term Note was issued together with the warrants. The aggregate purchase price of the Term Note and the warrants ($5,000,000) was allocated between the Term Note and the warrants based upon their relative fair market values. The purchase price assigned to the Term Note and warrants was $4,753,256 and $246,744 respectively. The difference between the face amount of the Term Note, and the aggregate purchase price allocated to the Term Note $4,753,256 was recorded as debt discount, and is being amortized over the life of the Term Note. As of June 30, 2003, $5,000,000 was outstanding under the Term Note and the Company was in compliance with the covenants of the Term Note. The Term Note requires the Company to maintain stockholders' equity of $22.0 million. The Company's stockholders' equity was $22.5 million at June 30, 2003. The Company was in compliance with all provisions of the agreement as of June 30, 2003.

12 / STKR	2003 Form 10-Q

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

On December 27, 2002, the Company entered into a second amendment of the credit agreement, which decreased the borrowing availability to $6,000,000 by decreasing the line of credit to $2,500,000 as of July 31, 2003 and maintaining the reducing revolver at $3,500,000. The line of credit is subject to review and renewal  as of July 31, 2003. As of  June 30, 2003, $2,624,993 was outstanding under the reducing revolver and $2,541,667 was outstanding under the line of credit. The outstanding principal balance of all advances under this credit facility bears interest at 2.5% over the one month LIBOR rate. As of June 30, 2003 the interest rate was approximately 3.5%.

The Company's obligations under this credit facility are secured by substantially all the Company's Salem assets, excluding real property, plus a pledge of restricted cash in the amount of $2,000,000. In addition, the Company is required to maintain a $7.8 million tangible net worth. The Company was in compliance with all provisions of the credit agreement as of June 30, 2003. The reducing revolver is a seven-year loan with monthly principal and interest payments.

 National Bank of Canada
On May 26, 2003, the Company entered into a credit agreement with the National Bank of Canada replacing the facility with Toronto Dominion Bank. The new agreement provides total borrowing availability up to $4,800,000 CDN. Initial proceeds were used to pay off the credit agreement with Toronto Dominion Bank.

The credit facility consists of a $2,500,000 CDN line of credit secured by accounts receivable and inventory bearing a variable interest rate of Canadian prime rate plus 1.5% and a $2,300,000 CDN ten year term note bearing a variable interest rate of Canadian prime rate plus 2.25%. The term note availability is $1,300,000 CDN net of a $1,000,000 CDN term deposit. The term deposit will become available to the Company at a rate of $125,000 CDN per quarter based upon the Company (StockerYale Canada) achieving 90% of its forecasted earnings before interest, depreciation, taxes and amortization (EBIDTA).

As of June 30, 2003, $1,654,000 CDN was outstanding under the line of credit and $2,300,000 CDN was outstanding under the term note. As of June 30, 2003 the interest rate on the line of credit and the term note were 6.50% and 7.25%, respectively.

The National Bank of Canada credit facility requires the following financial covenants including: working capital, net worth, capital expenditures, a financial coverage ratio and maximum inventory levels. The Company's Canadian subsidiary was in compliance with all provisions of the credit agreement as of June 30, 2003.

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

13 / STKR	2003 Form 10-Q

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

INTEREST RATE RISK

The Company is exposed to market risk from changes in interest rates, which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company is exposed to interest rate risk primarily through its borrowings under its $2.5 million credit line and $3.5 million Reducing Revolver with Merrill Lynch with an interest rate at 2.5% over the one month LIBOR and its $4.8 million CDN credit facility with the National Bank of Canada with interest rates of 1.5% and 2.5% over the Canadian prime rate. As of June 30, 2003 the fair market value of the Company's outstanding debt approximates its carrying value due to the short-term maturities and variable interest rates. A 1% change in interest rates could increase or decrease interest expense by approximately $120,000 on an annual basis.

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

(b) Changes in internal controls

None

14 / STKR	2003 Form 10-Q

 Part II
Items 1 - 4

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY

a) A special meeting of stockholders of the Company in lieu of the annual meeting was held on May 22, 2003.

b) The following matters were presented and voting results were as follows:

PROPOSAL I - Election of Directors

	Number of Shares/Votes
Nominees	For	Withheld
Mark W. Blodgett	9,493,598	110,005
Clifford L. Abbey	9,597,328	6,275
Lawrence W. Blodgett	9,494,793	108,810
Steven E. Karol	9,598,328	5,275
Dr. Herbert Cordt*	9,594,828	8,775
Raymond J. Oglethorpe	9,598,528	5,075

Dr. Herbert Cordt has resigned from the Board of Directors.

15 / STKR	2003 Form 10-Q

 Part II
Items 5, 6

Item 5.    OTHER INFORMATION

Not applicable.

Item 6.    EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)  The following is a complete list of exhibits filed as part of this Form 10-Q:

Exhibit Number        Description
31.1                 CEO Certification
31.2                 CFO Certification
32.1                 CEO Certification
32.2                 CFO Certification

(b)  Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

StockerYale, Inc.

August 13, 2003	/s/ Mark W. Blodgett
Mark W. Blodgett,
Chairman and Chief Executive Officer

August 13, 2003	/s/ Francis J. O'Brien
Francis J. O'Brien,
Chief Financial Officer and Treasurer

16 / STKR	End	2003 Form 10-Q