Form 10-Q
period 2003-09-30
STOCKERYALE INC
filed 2003-11-14
CIK 94538

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

As of October 31, 2003 there were 14,403,797 shares of the issuer's common stock outstanding.

STOCKERYALE, INC.

i / STKR	2003 Form 10-Q

 Part I
Item 1

ITEM 1.    FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands
	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$2,338	$3,070
Restricted cash	-	2,000
Accounts receivable, less reserves of approximately $81 at September 30, 2003 and $155 at December 31, 2002	2,591	2,200
Inventories	4,380	4,478
Prepaid expenses and other current assets	573	747
Total current assets	9,882	12,495
Property, plant and equipment, net	22,099	23,650
Goodwill	2,677	2,677
Identified intangible assets, net	1,545	1,785
Officer note receivable	249	249
Other long-term assets	692	464
Total assets	$37,144	$41,320
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$2,901	$5,306
Short-term debt	4,831	7,446
Accounts payable	2,111	2,050
Accrued expenses	1,327	1,399
Short-term portion of capital lease obligation	43	61
Total current liabilities	11,213	16,262
Long-term debt and capital lease obligations - less current portion, net of unamortized discount of $1,148 at September 30, 2003 and $269 at December 31, 2002	4,582	96
Other long-term liabilities	287	-
Stockholders' equity:
Common stock, par value $0.001-shares authorized 100,000,000; Shares issued and outstanding 14,403,650 and 12,771,524 at September 30, 2003 and December 31, 2002, respectively	14	13
Paid-in capital	70,516	68,637
Accumulated other comprehensive income (loss)	947	(266)
Accumulated deficit	(50,415)	(43,422)
Total stockholders' equity	21,062	24,962
Total liabilities and stockholders' equity	$37,144	$41,320

See notes to unaudited condensed consolidated financial statements.

1 / STKR	2003 Form 10-Q

 Part I
Item 1

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share data
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002
Net sales	$3,670	$3,456	$10,840	$9,887
Cost of sales	2,724	2,758	8,159	8,249
Gross profit	946	698	2,681	1,638
Operating expenses:
Selling expenses	585	704	2,134	2,607
General and administrative	1,009	1,013	3,343	4,312
Amortization expense	80	81	239	250
Asset Impairment	605	-	605	-
Research and development	831	1,488	2,647	5,241
Total operating expenses	3,110	3,286	8,968	12,410
Operating loss	(2,164)	(2,588)	(6,287)	(10,772)
Interest and other income/(expense)	15	75	(115)	265
Interest expense	290	95	727	265
Loss before income tax benefit	(2,439)	(2,608)	(7,129)	(10,772)
Income tax provision (benefit)	14	0	(136)	0
Net loss	$(2,453)	$(2,608)	$(6,993)	$(10,772)
Basic and diluted loss per share:
Net loss per share	$(0.17)	$(0.20)	$(0.52)	$(0.85)
Weighted average shares outstanding:
Basic and diluted	14,401	12,772	13,501	12,656

See notes to unaudited condensed consolidated financial statements.

2 / STKR	2003 Form 10-Q

 Part I
Item 1

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands
	Nine Months Ended September 30,
	2003	2002
Operations
Net loss	$(6,993)	$(10,772)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,113	2,029
Deferred income taxes and other charges	-	(58)
Loss on investment in joint venture	-	287
Asset Impairment	605	-
Other changes in assets and liabilities:
Accounts receivable, net	(391)	(602)
Inventories	98	346
Prepaid expenses and other current assets	174	159
Accounts payable	61	(2,016)
Accrued expenses	(56)	(558)
Officer note receivable	-	(249)
Other assets and liabilities	(180)	-
Net cash used in operating activities	(4,569)	(11,434)
Financing
Proceeds from sale of common stock	1,197	9,860
Net proceeds from issuance of convertible note	2,344
Proceeds from long term debt	3,903	-
Borrowings/repayments of revolving credit facilities	(3,673)	3,563
Principal repayment of long-term debt	(2,210)	-
Restricted cash related to Merrill Lynch	2,000	-
Other	(102)	84
Net cash provided by financing activities	3,459	13,507
Investing
Proceeds from asset dispositions	503	-
Purchases of property, plant and equipment	(91)	(1,241)
Net investment in joint venture	-	(260)
Net cash used in investing	412	(1,501)
Effect of exchange rates	(34)	(57)
Net change in cash and equivalents	(732)	515
Cash and equivalents, beginning of year	3,070	1,576
Cash and equivalents, end of year	$2,338	$2,091
Supplemental disclosure of cash flow information:
Interest paid	727	265
Stock issued in CIENA acquisition	-	200

See notes to unaudited condensed consolidated financial statements.

3 / STKR	2003 Form 10-Q

 Part I
Item 1

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

(1) ORGANIZATION AND BASIS OF PRESENTATION

The interim condensed consolidated financial statements presented have been prepared by StockerYale, Inc. (the "Company") are unaudited and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 2003 and 2002, (b) the financial position at September 30, 2003 and December 31, 2002, and (c) the cash flows for the nine month periods ended September 30, 2003 and 2002. These interim results are not necessarily indicative of results for a full year or any other interim period.

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

The Company has taken action to address these financing issues and closed a new credit facility in Canada in June, which, brought  it into compliance with all debt agreements. Furthermore, the Company placed a $2.5 million convertible note and entered into a new credit facility with its senior lender during the third quarter.

(2) LOSS PER SHARE

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, basic and diluted net loss per common share for the three and nine months ended September 30, 2003 and 2002 is calculated by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding. There were 3,191,298 and 2,938,417 options and 1,147,000 and 19,500 warrants outstanding as of September 30, 2003 and 2002, respectively, which were not included in the diluted per share calculation because their inclusion would be anti-dilutive.

(3) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead. Inventories are as follows:

(in thousands)	September 30, 2003	December 31, 2002
Finished goods	$764	$1,028
Work-in-process	181	101
Raw materials	3,435	3,349
	$4,380	$4,478

Management performs periodic reviews of inventory to dispose of items not required by their manufacturing plan and reduce the carrying cost of inventory to the lower of cost or market.

4 / STKR	2003 Form 10-Q

 Part I
Item 1

(4) STOCK BASED COMPENSATION

The Company accounts for employee stock options and share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25). No compensation cost has been recognized for stock option grants since the options granted to date have exercise prices per share of not less than the fair value of the Company's stock at the date of the grant. Had the Company determined the stock-based compensation expense for the Company's stock options under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, the Company's net loss and net loss per share based upon the fair value at the grant date for stock options awards would have increased the pro-forma loss as indicated below:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net loss as reported	$(2,453)	$(2,608)	$(6,993)	$(10,772)
Additional compensation expense	(1,080)	(1,302)	(3,233)	(3,392)
Pro forma	$(3,533)	(3,910)	$(10,226)	(14,164)
Net loss per share (basic and diluted)
As reported	$(0.17)	$(0.20)	$(0.52)	$(0.85)
Pro forma	(0.25)	(0.31)	(0.76)	(1.12)

The fair value of options at the date of grant were estimated using the Black-Scholes option pricing model with the following assumptions:

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2003		2002	2003	2002
Volatility	262%		112%	262%	112%
Expected option life-years from vest	5		5	5	5
Interest rate (risk free)	3.10%		2.93%	2.77%	3.96%
Dividends	-		-
-		-

(5) COMPREHENSIVE LOSS

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's total comprehensive income (loss) is as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net loss	$(2,453)	$(2,608)	$(6,993)	$(10,772)
Other comprehensive income (loss):
Cumulative translation adjustment	24	(523)	1,213	(57)
Comprehensive loss	$(2,429)	$(3,131)	$(5,780)	(10,829)

5 / STKR	2003 Form 10-Q

 Part I
Item 1

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

	For the Quarter Ended
(in thousands)	September 30, 2003	December 31, 2002
Identified intangible assets	$3,549	$3,549
Less: accumulated amortization	$2,004	$1,764
	$1,545	$1,785

Amortization of intangible assets was $80,000 and $81,000 for the three months ended September 30, 2003 and 2002, respectively and $239,000 and $250,000 for the nine months ended September 30, 2003 and 2002, respectively.

As of September 30, 2003, the estimated future amortization expense of intangible assets, in thousands,  is as follows:

2003	2004	2005	2006	2007 and thereafter
$78	$318	$318	$318	$513

(7) ASSET IMPAIRMENT

In the third quarter, the Company performed an impairment analysis as required by generally accepted accounting principles, resulting in an impairment charge of $605,000 related to closing the Company's Maryland specialty optical fiber facility and the write-off of equipment deposits for the optical segment of the business.

(8) USE OF ESTIMATES

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

(9) REVENUE RECOGNITION

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

6 / STKR	2003 Form 10-Q

 Part I
Item 1

(10) RECENT ACCOUNTING PRONOUNCEMENTS

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

In November 2002, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 45, "Guarantor of Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under specified guarantees that have been issued. The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition of a guarantor's obligation should be applied prospectively to guarantees issued after December 15, 2002.

The adoption of FIN 45 did not have a material impact on the Company's financial position, results of operations or cash flows.

(11) OFFICER NOTE RECEIVABLE

As described in our annual report on Form 10-K, subsequent to the approval of the Board of Directors, the Company issued a promissory note to the chairman and chief executive officer of the Company on May 31, 2002 in the principal amount of $250,000. The note is payable upon demand and bears an annual interest rate of 4.5%. As of September 30, 2003, the Company has received $5,000 in payments and the principal and accrued interest outstanding is $248,750 and $11,250, respectively.

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

7 / STKR	2003 Form 10-Q

 Part I
Item 1

The Corporate assets include cash and cash equivalents, buildings and furniture and fixtures.

	Quarter Ended September 30, 2003			Quarter Ended September 30, 2002
	Illumination	Optical Components	Total	Illumination(1)	Optical Components	Total
Net sales	$3,486	$184	$3,670	$3,286	$170	$3,456
Gross margin	1,054	(108)	946	664	34	698
Operating loss	(540)	(1,624)	(2,164)	(498)	(2,090)	(2,588)

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
	Illumination	Optical Components	Total	Illumination(1)	Optical Components	Total
Net sales	$10,060	$780	$10,840	$9,060	$827	$9,887
Gross margin	3,009	(328)	2,681	1,475	163	1,638
Operating loss	(1,925)	(4,362)	(6,287)	(3,692)	(7,080)	(10,772)

	September 30, 2003				December 31, 2002
	Illumination	Optical Components	Corporate	Total	Illumination	Optical Components	Corporate	Total
Total current assets	$7,167	$469	$2,246	$9,882	$6,301	$404	$5,790	$12,495
Property, plant & equipment	1,907	7,797	12,395	22,099	777	9,699	13,174	23,650
Intangible assets	1,545	-	-	1,545	1,785	-	-	1,785
Goodwill	2,677	-	-	2,677	2,677	-	-	2,677
Other assets	-	-	941	941	405	59	249	713
	$13,296	$8,266	$15,582	$37,144	$11,945	$10,162	$19,213	$41,320

(1) Illumination revenue in 2002 includes printer and recorder revenues which were transferred to an outside distributor in 2003.

The Company's export sales are denominated in U.S. dollars. These sales are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Export sales by region (in thousands)	2003	2002	2003	2002
United States	$2,202	$2,074	$6,504	$5,931
Canada	330	311	976	890
Europe	807	760	2,384	2,176
Asia	331	311	976	890
Total sales	$3,670	$3,456	$10,840	$9,887

8 / STKR	2003 Form 10-Q

 Part I
Item 1

(13) DEBT

The Company has various debt covenants under its multiple credit facilities. As of September 30, 2003, the Company was in compliance with all debt covenants. The specific covenants, which could require either amendment and/or waiver to remain in compliance as of December 31, 2003, are described in the footnotes below.

Merrill Lynch Financial Services
On September 30, 2003, the Company entered into an agreement to modify the terms of its credit facility with Merrill Lynch Business Financial Services. The new agreement provides a credit facility of $3,450,000 through a term note of $2,450,000 and a line of credit of $1,000,000. The new facility has a one year maturity and bears an interest rate of one month libor + 5.5%. On September 30, 2003 the interest rate was approximately 6.5%. Outstanding borrowings as of September 30, 2003 were $3,173,000.

Laurus Master Funds
On September 24, 2003, the Company sold a Convertible Note to Laurus Master Funds, LTD. The $2,500,000 Convertible Note matures on September 24, 2006, bears interest at a rate equal to the Prime Rate plus 3. 5%, but in no event less than 7.5%, and provides the holder with the option to convert the loan to common stock at $1.07 per share subject to certain adjustment features. StockerYale has the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, determined based on the $1.07 conversion price, as adjusted from time to time. The Company also issued to the holder seven-year warrants to purchase shares in the following warrant amounts and exercise prices per share of common stock: 225,000 shares at $1.23 per share, 150,000 shares at $1.34 per share and 100,000 shares at $1.44 per share.

The Company can elect to pay monthly principal amortization in cash at 103% of the principal amount. The Company may also elect to pay both principal amortization and interest in common stock, if the market price of the the stock at the time of the payment is 110% of the fixed conversion price. The Company may elect to redeem the principal amount outstanding at 120% within the first year, 115% within the second year and 110% during the third year. The principal amortization payments begin 120 days from the execution of the agreement at a rate of $78,125 per month. As of September 30, 2003, $781,250 has been classified as short-term debt and $1,718,750 has been classified as long-term debt.

As of September 30, 2003, $2,500,000 was outstanding under the convertible note. The aggregate purchase price of the convertible note and warrants ($2,500,000) was allocated between the note, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $1,553,000, $546,000 and $401,000 respectively. The difference between the face amount of the convertible note of $2.5 million and the aggregate purchase price of the convertible note  of $1,553,000 was recorded as a debt discount and is being amortized over the life of the convertible note.

Bank of Ireland
On September 24, 2003, StockerYale, Inc. entered into a guarantee of a Euros125,000 in connection with a credit facility provided by the Bank of Ireland to StockerYale Ireland. The credit facility provides a Euro 50,000 line of credit and a Euro 75,000 overdraft facility. The credit facility is secured by the assets of StockerYale Ireland and StockerYale, Inc.'s guarantee and bears a variable interest rate approximating 9.0%. The facility is subject to an annual renewal. Outstanding borrowings as of September 30, 2003 were $181,000 US.

TJJ Corporation
On September 18, 2003, the Company entered into an agreement with TJJ Corporation amending the $5,000,000 term note maturing in December 27, 2005. The new agreement results in loan amortization commencing in October 2003 and a reduction in the stockholders' equity covenant from $22,000,000 to $20,000,000. As of September 30, 2003, the Company's stockholders' equity was $21,062,000. The new principal amortization is $100,000 per month for three months, $150,000 for the next three months and $200,000 per month for the following eleven months. The maturity was also changed to March 1, 2005. All other terms of the term note remained the same. Outstanding borrowings as of September 30, 2003 were $5,000,000.

9 / STKR	2003 Form 10-Q

 Part I
Items 1,  2
National Bank of Canada
On August 23, 2003, the Company amended its credit facility with National Bank of Canada reducing the restricted term deposit from C$1,000,000 ($740,000 US)to C$250,000 ($185,000 US) and reducing the term loan from C$2,300,000 ($1,702,000 US) to C$1,550,000 ($1,147,000 US) . The net availability of the term loan remained the same. In addition, the bank added Canadian Provincial Government research and development tax credits as additional eligible accounts receivable, which increased the availability of the revolving credit facility by approximately C$300,000 ($222,000 US). All other terms of the credit facility remained the same, including StockerYale, Inc.'s guarantee to fund StockerYale Canada's deficits if requested by the bank.

StockerYale Canada is required by the credit facility to reduce inventory levels to C$3,000,000 ($2,220,000 US) by December 31, 2003. As of September 30, 2003, StockerYale Canada's inventory balance was C$3,900,000 ($2,855,000 US). Outstanding borrowings as of September 30, 2003 were C$3,490,000 ($2,582,000 US).

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

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Net Sales

Net revenue increased 6.2% to $3.7 million in the third quarter of 2003 from $3.5 million for the same period in 2002. The Company achieved an 18% growth rate in its illumination sales, which offset flat revenues in the optical sector and a $0.3 million decline in the printer and recorded product line, which the Company transferred to a distributor in November of 2002. Record LED shipments from the Company's Irish subsidiary was the principal factor for higher illumination sales. Excluding the printer and recorder product line, sales increased 16.1% for the third quarter versus the comparable quarter in 2002.

10 / STKR	2003 Form 10-Q

 Part I
Item 2

Gross Profit

Gross margins improved from $0.7 million or 20% of sales in 2002 to $1.0 million or 26% of sales in 2003 as increased sales and lower manufacturing overhead contributed incremental profits of $0.1 million and $0.2 million, respectively.

Operating Expenses

Operating expenses, excluding an asset impairment charge of $0.6 million, decreased $0.8 million or 24% from $3.3 million in the third quarter of 2002 to $2.5 million in the third quarter of 2003. Research and development expenses declined $0.7 million or 44% due to reduced salaries and benefits, lower development costs and the elimination of  joint venture expenditures. Lower salaries and commissions combined with tighter marketing expenditures resulted in a $0.1 million or 17% decline in selling expenditures. General and administrative expenses were level at $1.0 million as lower salaries were offset by higher professional fees.

Interest Expense

Interest expense was $290,000 in the third quarter of fiscal 2003 compared to $95,000 in 2002 due to both higher interest rates and a higher level of borrowing.

Asset Impairment

 The $0.6 million asset impairment charge represents the costs related to closing our Maryland specialty optical fiber facility and the write-off of equipment deposits for the optical segment of the business.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Net Sales

Revenues increased $1.0 million or 10% to $10.8 million as higher illumination sales, especially in the laser and LED product lines, offset lower phase mask sales and the transfer of the printer and recorder product line in 2002. Excluding the printer and recorder product line, revenues in 2003 increased 20% compared to 2002.

Gross Profit

Gross margins improved $1.0 million or 64%  in 2003 to $2.7 million or 25% of sales as increased sales and lower manufacturing overhead contributed incremental profits of $0.3 million and $0.7 million, respectively.

11 / STKR	2003 Form 10-Q

 Part I
Item 2

Operating Expenses

Operating expenses, excluding an asset impairment charge of $0.6 million, decreased $4.1 million or 33% from $12.4 million for the first nine months of 2002 to $8.4 million in the first nine months of 2003. Research and development expenses declined $2.6 million or 50% due to reduced salaries, lower development costs and the elimination of joint venture expenditures. Lower salaries combined with tighter marketing expenditures resulted in a $0.5 million or 18% decline in selling expenditures. General and administrative expenses were reduced $1.0 million or 22% due to lower salaries, insurance and professional fees.

Interest Expense

Interest expense was $727,000 for the nine months ended September 30, 2003 compared to $265,000 in 2002 due to both higher interest rates and a higher level of borrowing.

LIQUIDITY AND CAPITAL RESOURCES

As discussed in both the previously filed Form 10-K for the year ended December 31, 2002 and Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003, the Company continues to pursue various options to raise additional capital to finance operations.

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

During the third quarter of 2003, the Company closed a $2.5 million (net proceeds $2.3 million) convertible note with Laurus Master Funds, LTD. The note bears an interest rate of Prime plus 3.5% and provides Laurus Master Funds with the right to convert the note into common stock at $1.07 per share. In addition, the company established a new $3.5 million credit facility with Merrill Lynch Business financial Services, which increased its borrowing capacity by $0.3 million. The Company also submitted a proposal in the third quarter for a Canadian government development loan. The Company anticipates a decision by the Canadian government in the fourth quarter with funding commencing in the first quarter of 2004. The Company is also evaluating various asset disposition options, including both equipment and building sales to reduce debt and improve cash flow.

For the nine months ended September 30, 2003, cash decreased $0.7 million. Cash used in operating activities was $4.6 million for the period ended September 30, 2003 which primarily resulted from an operating loss of $7.0 million, partially offset by a $2.1 million in depreciation and amortization and an asset impairment charge of $0.6 million.

12 / STKR	2003 Form 10-Q

 Part I
Item 2

Cash from financing activities was $3.5 million as a result of proceeds from the sale of common stock of $1.1 million and the term note with Laurus Master Funds of $2.3 million. The remaining debt changes due to refinancing were effectively cash neutral.

Investing activities provided $0.4 million principally due to proceeds from a land sale in Montreal.

Laurus Master Funds
On September 24, 2003, the Company sold a Convertible Note to Laurus Master Funds, LTD. The $2,500,000 Convertible Note matures on September 24, 2006, bears interest at a rate equal to the Prime Rate plus 3. 5%, but in no event less than 7.5%, and provides the holder with the option to convert the loan to common stock at $1.07 per share subject to certain adjustment features. StockerYale has the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, determined based on the $1.07 conversion price, as adjusted from time to time. The Company also issued to the holder seven-year warrants to purchase shares in the following warrant amounts and exercise prices per share of common stock: 225,000 shares at $1.23 per share, 150,000 shares at $1.34 per share and 100,000 shares at $1.44 per share.

The Company can elect to pay monthly principal amortization in cash at 103% of the principal amount. The Company may also elect to pay both principal amortization and interest in common stock, if the market price of the the stock at the time of the payment is 110% of the fixed conversion price. The Company may elect to redeem the principal amount outstanding at 120% within the first year, 115% within the second year and 110% during the third year. The principal amortization payments begin 120 days from the execution of the agreement at a rate of $78,125 per month. As of September 30, 2003, $781,250 has been classified as short-term debt and $1,718,750 has been classified as long-term debt.

As of September 30, 2003, $2,500,000 was outstanding under the convertible note. The aggregate purchase price of the convertible note and warrants ($2,500,000) was allocated between the note, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $1,553,000, $546,000 and $401,000 respectively. The difference between the face amount of the convertible note of $2.5 million and the aggregate purchase price of the convertible note  of $1,553,000 was recorded as a debt discount and is being amortized over the life of the convertible note.

TJJ Corporation
On September 18, 2003, the Company entered into an agreement with TJJ Corporation amending the $5,000,000 term note maturing in December 27, 2005. The new agreement results in loan amortization commencing in October 2003 and a reduction in the stockholders' equity covenant from $22,000,000 to $20,000,000. The new principal amortization is $100,000 per month for three months, $150,000 for the next three months and $200,000 per month for the following eleven months. The maturity was also changed to March 1, 2005. All other terms of the term note remained the same. As of September 30, 2003, $5,000,000 was outstanding under the Term Note and the Company was in compliance with the covenants of the Term Note. The Company's stockholders' equity was $21,060,000 at September 30, 2003.

13 / STKR	2003 Form 10-Q

 Part I
Item 2

Merrill Lynch Financial Services
On September 30, 2003, the Company entered into an agreement to modify the term of its credit facility with Merrill Lynch Business Financial Services. The new agreement provides a credit facility of $3,450,000 through a term note of $2,450,000 and a line of credit of $1,000,000. The new facility has a one year maturity and bears an interest rate of one month libor + 5.5%.  On September 30, 2003 the interest rate was approximately 6.5%. As of September 30, 2003, $2,450,000 was outstanding under the term note and approximately $723,000 was outstanding under the line of credit.

The Company's obligations under this credit facility are secured by substantially all the Company's Salem assets, excluding real property. In addition, the Company is required to maintain a $10.0 million tangible net worth. The Company was in compliance with all provisions of the credit agreement as of September 30, 2003.

 National Bank of Canada
On May 26, 2003, the Company entered into a credit agreement with the National Bank of Canada replacing the facility with Toronto Dominion Bank. The new agreement provides total borrowing availability up to $4,050,000 CDN ($3,000,000 US). Initial proceeds were used to pay off the credit agreement with Toronto Dominion Bank.

The credit facility consists of a $2,500,000 CDN ($1,850,000 US) line of credit secured by accounts receivable and inventory bearing a variable interest rate of Canadian prime rate plus 1.5% and a $1,550,000 CDN ($1,150,000 US) ten year term note bearing a variable interest rate of Canadian prime rate plus 2.25%.

As of September 30, 2003, $1,994,921 CDN ($1,475,000 US) was outstanding under the line of credit and $1,492,500 CDN ($1,104,000 US) was outstanding under the term note. As of September 30, 2003 the interest rate on the line of credit and the term note were 6.50% and 7.25%, respectively.

The National Bank of Canada credit facility requires the following financial covenants including: working capital, net worth, capital expenditures, a financial coverage ratio and maximum inventory levels. The Company's Canadian subsidiary was in compliance with all provisions of the credit agreement as of September 30, 2003.

StockerYale Canada is required by the credit facility to reduce inventory levels to C$3,000,000 ($2,220,000 US) by December 31, 2003. As of September 30, 2003, StockerYale Canada's inventory balance was C$3,900,000 ($2,855,000 US).

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

14 / STKR	2003 Form 10-Q

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

(b) Changes in internal controls

None

15 / STKR	2003 Form 10-Q

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

Item 6.    EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)  The following is a complete list of exhibits filed as part of this Form 10-Q:

Exhibit Number        Description
31.1                 CEO Certification
31.2                 CFO Certification
32.1                 CEO Certification
32.2                 CFO Certification

(b)  Reports on Form 8-K: None

16 / STKR	2003 Form 10-Q

 Part II

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

StockerYale, Inc.

November 14, 2003	/s/ Mark W. Blodgett
Mark W. Blodgett,
Chairman and Chief Executive Officer

November 14, 2003	/s/ Francis J. O'Brien
Francis J. O'Brien,
Chief Financial Officer and Treasurer

17 / STKR	2003 Form 10-Q

EXHIBIT 31.1

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

3.    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.    The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)     [Omitted pursuant to SEC Release Nos. 33-8238 and 34-47986];

c)     Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)     Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.     The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 14, 2003	/s/ Mark W. Blodgett
Mark W. Blodgett
Chairman and Chief Executive Officer

Exhibit 31.1 / STKR	2003 Form 10-Q

EXHIBIT 31.2

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

3.    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.    The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)     [Omitted pursuant to SEC Release Nos. 33-8238 and 34-47986];

c)     Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)     Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.     The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 14, 2003	/s/ Francis J. O'Brien
Francis J. O'Brien
Chief Financial Officer

Exhibit 31.2 / STKR	2003 Form 10-Q

EXHIBIT 32.1

CERTIFICATION

The undersigned officer of StockerYale, Inc. (the "Company") hereby certifies that the Company's quarterly report on Form 10-Q to which this certification is attached, as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350 and Item 601(b)(32) of Regulation S-K ("Item 601(b)(32)") promulgated under the Securities Act of 1933, as amended (the "Securities Act"), and the Exchange Act. In accordance with clause (ii) of Item 601(b)(32), this certification (A) shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and (B) shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

Date: November 14, 2003	Name:	/s/ Mark W. Blodgett
Mark W. Blodgett

	Title:	Chairman and Chief Executive Officer

Exhibit 32.1 / STKR	2003 Form 10-Q

EXHIBIT 32.2

CERTIFICATION

The undersigned officer of StockerYale, Inc. (the "Company") hereby certifies that the Company's quarterly report on Form 10-Q to which this certification is attached, as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350 and Item 601(b)(32) of Regulation S-K ("Item 601(b)(32)") promulgated under the Securities Act of 1933, as amended (the "Securities Act"), and the Exchange Act. In accordance with clause (ii) of Item 601(b)(32), this certification (A) shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and (B) shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

Date: November14, 2003	Name:	/s/ Francis J. O'Brien
Francis J. O'Brien

	Title:	Chief Financial Officer and Treasurer

Exhibit 32.2 / STKR	END	2003 Form 10-Q