Form 10-K
period 2003-12-31
STOCKERYALE INC
filed 2004-03-30
CIK 94538

United States Securities and Exchange Commission
Washington , D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM                  TO

COMMISSION FILE NUMBER 000 - 27372

STOCKERYALE, INC.

Massachusetts (STATE OF INCORPORATION )	04-2114473 ( I.R.S. ID)

32 HAMPSHIRE ROAD , SALEM , NEW HAMPSHIRE 03079
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

The registrant's revenues for the fiscal year ended December 31, 2003 were $14,117,000.

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2003 was $8,500,972.

The number of shares outstanding of the registrant's common stock as of February 28, 2004 was 17,350,076.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 17, 2004 are incorporated by reference into Part III.

1 / STKR /	2003 Form 10-K

StockerYale, Inc.

    FORM 10-K

For the Fiscal Year Ended December 31, 2003

2 / STKR /	2003 Form 10-K

 Part I
Item 1

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," " intend," "estimate," "assume," and other similar expression which predict or indicate future events and trends and which do not relate to historical matters. The Company's actual results, performance or achievements could differ materially from our expectations expressed or implied by the forward-looking statements sometimes for reasons that are beyond the Company's control. Such reasons include, without limitation: the existence of other suppliers of optical components and illumination products, who may have greater resources than the Company; the risk that the Company's products may infringe patents held by other parties; the uncertainty that the Company's significant investments in R&D will result in products that achieve market acceptance; the Company's ability to attract and maintain key personnel; whether the Company is able to design products to meet the special needs of its customers; and that market conditions could make it more difficult or expensive for the Company to obtain the necessary capital to finance necessary research and development projects, operations as well as its ability to refinance existing debt. Additional factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 23 of this Form 10-K.

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

 DEVELOPMENTS DURING FISCAL 2003

As outlined as priorities for 2003 in the Company's Fiscal 2002 Form 10-K Management Plan, during Fiscal 2003 management was successful in renegotiating its credit facilities and securing new financing; increasing revenues; reducing both operating expenses and losses; and improving cash flow. The key developments in Fiscal 2003 were:

  Revenues in 2003 increased $1.1 million or 9% compared to 2002. Excluding the printer and recorder product line revenues of $1.1 million in 2002 and $0.2 million in 2003, which was transferred to an outside distributor in the fourth quarter of 2002, revenues increased $2.0 million or 17%.
  Gross margins improved $1.1 million or 61%.
  Operating expenses in 2003 decreased $3.8 million or 22% compared to 2002. Excluding non-cash asset impairment charges of $1.9 million in 2003 and $1.6 million in 2002, operating expenses decreased $4.1 million or 27% from $15.5 million in 2002 to $11.4 million in 2003.
  Increased year-end order backlog $0.5 million or 23% from $2.2 million in 2002 to $2.7 million in 2003.
  Closed a $1.2 million equity and convertible debt placement in the third quarter with several of the Company's institutional investors.
  Closed a $2.5 million convertible note in the third quarter with Laurus Master Funds, LTD.
  StockerYale Ireland received a $0.8 million order for custom designed, light-emitting diode (LED) illuminators from an European OEM customer.
  StockerYale Asia received a $0.4 million order for advanced imaging systems from a large Asian disc drive manufacturer.
3 / STKR /	2003 Form 10-K

 Part I
Item 1

COMPANY HISTORY

StockerYale, Inc. was incorporated on March 27, 1951 under the laws of the Commonwealth of Massachusetts . In December 1995, the Company completed the registration of its Common Stock with the U.S. Securities and Exchange Commission and its stock now trades on the NASDAQ National Market under the trading symbol "STKR".

On May 13, 1998 , the Company acquired StockerYale Canada, Inc., formerly known as Lasiris, Inc., a Canadian manufacturer of industrial lasers and other illumination and photonics products. The acquisition of StockerYale Canada provided the Company with the capability to manufacture laser-based illumination products and phase masks, which are used to manufacture fiber Bragg gratings for telecommunication applications.

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

In addition to Lasiris Holdings, Inc., the Company has two active subsidiaries. On June 16, 2000 , the Company acquired StockerYale (IRL) Ltd., formerly known as CorkOpt Ltd, which is a wholly owned Irish subsidiary and StockerYale Asia PTE Ltd., formerly known as Radiant Asiatec Pte, Ltd., a Singapore corporation that was formed in December 1997 and is an 80% owned subsidiary of the Company. The acquisition of StockerYale (IRL) Ltd. provided the Company with the capability to manufacture and sell light-emitting diodes, or LEDs, for industrial applications. StockerYale Asia PTE Ltd. is the entity through which the Company sells its illumination products in Southeast Asia .

As of February 28, 2004, the authorized capital stock of the Company was 100,000,000 shares of Common Stock of which 17,350,076 shares were issued and outstanding. Additionally, 10,329,596 shares of Common Stock were reserved for issuance upon the exercise of outstanding options and warrants to purchase Common Stock and upon the exchange of 84,721 shares of Lasiris Holdings, which are exchangeable into Company Common Stock on a one-for-one basis.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company operates within two segments, namely illumination and optical components. Illumination products include structured light lasers, specialized fiber optic, fluorescent, and light-emitting diode (LED) products for the machine vision, industrial inspection, and defense and security industries. The optical components segment includes communication and sub-component and specialty optical fiber for the telecommunications, aerospace, utility and medical markets.

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

4 / STKR /	2003 Form 10-K

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

StockerYale's Lasiris TM brand laser pattern projectors are used in the industrial inspection and 3-D machine vision industries and have most recently been introduced into the medical and military industries for specialized applications. The Company's patented optical lens produces a non-Gaussian (evenly illuminated) distinct laser line or a more complex laser light pattern that maintains a consistent intensity along the length and height of the projection. StockerYale's lasers are electrostatic discharge (ESD) protected, feature interchangeable head patterns, and most meet Class II eye safety ratings. By applying nearly 15 years of electro-optic R&D experience, the Company offers custom designed laser pattern projectors that meet even the most stringent requirements.

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

The phase mask product line is sold by a direct sales force in North America and Europe and through distributor channels in Asia .

StockerYale designs and produces high-quality specialty optical fiber for both industry standard and custom applications.

5 / STKR /	2003 Form 10-K

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

The Company is currently marketing six classes of specialty optical fibers: Polarization Maintaining, Bend Insensitive Erbium-doped, Photosensitive, Select Cut-off and Polyimide Coated. Polarization Maintaining Fiber is used in Fiber Optic Gyroscopes, Current Sensors and with Polarization sensitive components, representing some of our biggest markets. The fiber is also used for pig-tailing source lasers in the telecommunications market. Bend Insensitive Fiber is used in devices such as Fiber Optic Hydrophones. Fiber Optic Hydrophones are in large volumes for mapping the ocean floor in both the oil exploration and military markets. Select Cut-off fibers are used for connecting lasers to optical networks and for coupling light into optical devices. Erbium-doped fiber is used to manufacture Erbium-doped fiber amplifiers, a critical component in today's optical networks. Photosensitive fiber is used in the fabrication of FBGs, a filter used in optical networks and sensors to select specific wavelengths. Polyimide coated fiber is used in both harsh environments such as oil well monitoring and exploration as well as in medical devices. StockerYale is involved in developing custom designed fibers to meet the needs of its customers; such fibers are specifically tailored to meet stringent requirements of the Company's customers and is often financed by the customer.

Optical fibers can be simply categorized as either long-haul fiber or as specialty optical fiber, which is used to manage the behavior of light waves as they pass through an optical network. Long-haul fibers are low-cost, high-volume products manufactured by Corning , Furukawa (the former Lucent OFS business), and Alcatel. Specialty optical fibers are high-cost, low-volume products made by FiberCore ( England ), 3M, Nufern, and the companies who also make the long-haul fibers.

Since other specialty optical fiber suppliers also compete with their customers in other optical components markets, StockerYale believes that long-term it is uniquely positioned to satisfy the growing market demand for independently produced, high-quality specialized optical fiber. Consistent with this goal, the Company has built specialty optical fiber capacity to fulfill the need for an independent SOF developer and supplier with significant capacity.

The Company has capitalized on its proprietary knowledge of phase masks, used in the manufacture of fiber Bragg gratings, to expand into diffraction gratings, which are used in the military, biomedical, test & measurement, laser, and sensor markets.

SALES DATA

Specialized illumination and optical sub-component products represent 92% and 7%, respectively, of 2003 revenues, 83% and 9%, respectively, in 2002 and 69% and 23%, respectively, in 2001. Printer and recorder product sales represented 1% of revenues in 2003, and 8% in 2002 and 2001.

DOMESTIC AND FOREIGN REVENUE

Sales to unaffiliated customers in foreign countries represented 48%, 40% and 38% of net revenues in 2003, 2002 and 2001, respectively.

MARKETING AND DISTRIBUTION

The Company's products are sold to over 2,000 customers, primarily in North America , Europe and the Pacific Rim . The Company sells directly to, and works with, a group of approximately 50 distributors and machine vision integrators to sell its specialized illumination products. Optical components are sold directly to OEM customers by the Company's sales organization.

6 / STKR /	2003 Form 10-K

 Part I
Item 1

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

Over the last eighteen months, the Company completed a program to expand its specialty optical fiber capability to include specialty optical fibers (SOF) for the defense and security, utility and telecommunication industries. The Company made substantial capital investments in plant and equipment in connection with its development of a complete line of specialty optical fibers (SOF). The Company's major competitors in this area include OFS, formally Lucent's Optical Fiber Solutions division, Corning , and 3M. With OFS (now owned by Furukawa), Corning and 3M consuming the majority of their SOF products internally, the Company believes it is positioned to be a leading independent supplier of SOF.

BACKLOG

The Company maintains an inventory of standard materials and components and generally manufactures standard illumination product configurations within one to five days after receipt of a customer order. The optical components and specialty optical products are generally manufactured to specifications of the customer order with a one to four week turnaround between order and shipment. Although such rapid response is, and historically has been, a selling advantage for the Company, some orders are placed for future delivery. At December 31, 2003 , the Company had a backlog of orders for future delivery of approximately $2.7 million compared to approximately $2.2 million as of December 31, 2002 . The $0.5 million increase in the backlog was the result of a significant improvement in laser back orders during the fourth quarter of 2003.

RAW MATERIALS

The raw materials and components used in the Company's products are purchased from a number of different suppliers and are generally available from several sources.

7 / STKR /	2003 Form 10-K

 Part I
Item 1

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

The Company's customer base consists of more than 2,000 customers in various industries worldwide. Sales to the Company's largest single customer represented 8% of the Company's total net sales in fiscal 2003. The Company's top ten customers represented approximately 34% of total net sales in fiscal 2003 and 32% in 2002 and 2001.

PATENTS AND TRADEMARKS

The Company holds patents in the United States and Ireland and has filed additional patent applications in the United States , Canada , Europe and Japan . StockerYale (IRL), Ltd holds a patent on a method for attaching semiconductor chips and has applied for two patents in the United States , Canada and Europe on new LED ring light and line light technologies. StockerYale Canada holds exclusive rights to three patents in the United States and one patent in Canada through licensing agreements. A wholly-owned subsidiary of the Company, Innovative Specialty Optical Fiber Components LLC, has applied for a patent in the United States on a fiber optic technology for depolarizing light. A 49% owned joint venture of the Company, Optune Technologies, Inc. has applied for two patents in the United States on a tunable optical filter for optical communications.

The Company has four patents relating to fundamental technological devices and methodologies used to achieve low-cost fluorescent light dimming; these patents expire on August 18, 2009 , August 24, 2010 , September 6, 2011 and September 13, 2011 . StockerYale Canada 's material patents consist of four patents for lenses, which expire on May 2, 2006 , November 27, 2007 , June 4, 2013 and December 15, 2015 . The Company believes that patents are an effective way of protecting its competitive technological advantages, and considers its patents to be a strong deterrent against unauthorized manufacture, use and sale of its products and key product attributes. There can be no assurance, however, that a patent will be issued with respect to the Company's pending patent applications or whether the Company's patents or license rights will provide meaningful protection for the Company.

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

RESEARCH AND DEVELOPMENT

The Company intends to continue to invest significant amounts in research and development for new products and for enhancements to existing products. Research and development expenditures for the Company were $3.7 million or 26% of net revenues in 2003 and $6.2 million or 48% of net revenues in 2002. The $2.5 million or 41% reduction in research and development expenses was the result of reduced research and development activities which resulted in lower salaries and benefits, lower development costs and the elimination of research and development joint venture expenditures.

8 / STKR /	2003 Form 10-K

 Part I& II
Items 2, 3

COMPLIANCE WITH ENVIRONMENTAL LAWS

The Company is subject to evolving Federal, state and local environmental laws and regulations. Compliance with such laws and regulations in the past has had no material effect on the capital expenditures, earnings or competitive position of the Company. The Company believes that it complies in all material respects with existing environmental laws and regulations applicable to it. However, the Company's Salem , New Hampshire headquarters are currently the subject of environmental testing and monitoring relating to soil and groundwater contamination that occurred under prior ownership. The costs incurred to date for such testing and for remediation planning have been paid by third parties. The Company believes that the costs of any required remediation will be covered by an environmental indemnity obtained from the seller, John Hancock Mutual Life Insurance Company. In addition, it is management's understanding that in April 1996, the Massachusetts Department of Environmental Protection circulated notices to parties identified as "potentially responsible parties" with respect to the Company's Salem , New Hampshire headquarters. The Company did not receive such notice. Compliance with environmental laws and regulations in the future may require additional capital expenditures, and the Company expects that in the foreseeable future such capital expenditures will be financed by cash flow from operations.

EMPLOYEES

As of February 28, 2004 , the Company employed approximately 150 people, of whom 4 were part-time employees. None of the Company's employees are represented by a labor union and the Company believes that it has good relations with its employees.

WHERE YOU CAN FIND MORE INFORMATION

We maintain a website at www.stockeryale.com We make available through our website free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the Securities and Exchange Commission. We also similarly make available, free of charge though our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act. We are not including the information contained at www.stockeryale.com at any other Internet address as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

ITEM 2.     PROPERTIES

The Company conducts its business at two Company owned facilities and in two leased facilities. The Company's headquarters are located in a 95,000 square foot facility in Salem, New Hampshire, which also houses research and development, manufacturing, sales and distribution functions for the Company's specialized lighting and specialty optical fiber products. In December 2000, the Company purchased a 65,000 square foot building and property located in Dollard-des-Ormeaux, Quebec for research and development, manufacturing, and sales and distribution by its Canadian subsidiary, StockerYale Canada. StockerYale Asia Pte, Ltd. operates out of an approximately 2,733 square foot leased office space in Singapore. StockerYale (IRL), Ltd leases approximately 5,500 square feet in Cork, Ireland.

At the end of 2003, the Company's Salem facility was owned by the Company subject to a mortgage granted to TJJ Corporation, which secured obligations of the Company to such party. As of February 25, 2004 , the Company paid the TJJ mortgage in full including outstanding principal and accrued interest. Also, as of February 25, 2004, Laurus Master Funds, LTD entered into a first mortgage on the Company's Salem facility. The Company's Canadian facility in Dollard-des-Ormeaux is owned by the Company subject to a mortgage granted to the National Bank of Canada , which secures obligations of the Company to such party. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS-Liquidity and Capital Resources."

The Company's facilities are generally operated on the basis of one shift per day, five days per week. Management considers the facilities to be in generally good condition, to be adequately maintained and insured, and sufficient to satisfy the Company's needs for the foreseeable future.

9 / STKR /	2003 Form 10-K

 Part  II
Items 3 - 5

ITEM 3.     LEGAL PROCEEDINGS

At times, the Company may be involved in disputes and/or litigation with respect to its products and operations in its normal course of business. The Company does not believe that the ultimate impact of the resolution of such matters would have a material adverse effect on the Company's financial condition or results of operations. The Company is not currently involved in any legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 26, 2003 , the Company requested its shareholders to approve a proposal for the Board of Directors to choose either one of three reverse stock split options or none. The proposal was submitted to shareholders to allow the Company to maintain a minimum bid price and continue to be listed on the NASDAQ National Market. The shareholders approved the proposal on October 16, 2003 , however, the Company subsequently regained compliance with the listing requirements in the normal course of trading and no action was taken by the Board of Directors.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on The NASDAQ Stock Market under the symbol STKR. On February 28, 2004 , there were 2,879 registered holders of record of the Company's common stock. The Company has not paid and does not intend to pay cash dividends on its common stock. The high and low common stock prices per share were as follows:

Quarter Ended	Mar. 31	June 30	Sept. 30	Dec. 31	Year
Fiscal 2002
Common stock price per share:
High	$11.00	$7.65	$2.84	$3.00	$11.00
Low	6.42	2.02	0.69	0.53	0.53
Fiscal 2003
Common stock price per share:
High	$1.64	$1.00	$1.34	$1.44	$1.64
Low	0.59	.050	0.62	0.82	0.50

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	3,552,673	$5.86	5,141
Equity compensation plans not approved by security holders	None	None	None

Total	3,552,673	$5.86	5,141

10 / STKR /	2003 Form 10-K

 Part  II
Items 6, 7

ITEM 6.     SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from the Company's audited consolidated financial statements. The data should be read in conjunction with the Company's related financial statements, notes and other information included in this annual report.

In thousands, except earnings per share
Year Ended December 31	2003	2002	2001	2000	1999
Statement of Operations Data
Revenue	$14,117	$12,992	$15,581	$18,366	$11,483
Operating loss from continuing operations	(10,332)	(15,233)	(14,156)	(1,200)	(609)
Operating loss from discontinued operations	0	0	0	43	6
Loss from continuing operations	(10,332)	(15,508)	(13,671)	(1,533)	(895)
Loss from discontinued operations	0	0	(191)	(1,862)	(163)
Net loss	(11,650)	(15,508)	(13,862)	(3,395)	(1,058)
Loss per share from continuing operations--basic and diluted	(0.85)	(1.22)	(1.28)	(0.18)	(0.12)
Loss per share from discontinued operations--basic and diluted	0	0	(0.02)	(0.21)	(0.02)

Balance Sheet Data
Total assets	32,689	41,320	43,360	36,981	16,679
Net assets of discontinued operations	0	0	0	1,100	2,092
Long-term obligations, net of current portion	3,934	96	2,807	3,708	4,376
Total liabilities	15,458	16,358	13,335	9,082	12,925
Stockholders' equity	17,231	24,962	30,025	27,899	3,754

  ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS FOR 2003 AND 2002

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

  NET REVENUE

Net revenues in 2003 increased $1.1 million or 9% compared to 2002. Excluding the printer and recorder product line revenue of $1.1 million in 2002 and $0.2 million in 2003, which the Company transferred to an outside distributor in the fourth quarter of 2002, net revenues increased $2.0 million or 17% in 2003. The strong Canadian dollar and Euro relative to the United States dollar represented approximately $0.4 million or 20% of the overall revenue growth.

Net revenues from the Company's specialized illumination products, excluding the printer and recorder product line, increased $2.2 million or 20% led by strong gains in both lasers and LED shipments. Revenues in the second half of 2003 for the structured laser and LED product lines increased 22% over the second half of 2002 and 8% over the first half of 2003, indicating a favorable trend in the demand for custom applications of lighting solutions for OEM customers in the machine vision, military and medical markets.

Revenue from fluorescent and fiber optic illumination products manufactured in the Company's Salem facility increased a modest $0.3 million or 10% as demand for fiber optic applications grew 15% but were partially offset by a 3% decline in shipments of fluorescent products.

11 / STKR /	2003 Form 10-K

 Part  II
Item 7

Revenue of laser illumination products manufactured in the Company's Montreal facility increased $0.6 million or 12% to $6.2 million as a result of growth in military applications and new products introduced in the second half of 2003.

Revenues in our Ireland and Singapore subsidiaries increased $1.0 million and $0.3 million, respectively. A large OEM order for a custom designed LED application for a security "ID" application was primarily responsible for the gain in Ireland.

Revenues from the Company's optical fiber and sub-component product line declined $0.2 million or 13% as a $0.3 million decline in phase mask shipments was partially offset by a $0.1 improvements in optical fiber revenues. These product lines continued to be impacted by the two- year economic slump in the telecommunications sector. However, the Company has completed the development of approximately twenty optical fibers during the past year and expects revenues to grow in 2004, particularly in the gyroscope and sensing markets.

Revenues from the printer and recorder product line, which was transferred to an outside distributor in the fourth quarter of 2002, declined from $1.1 million in 2002 to $0.2 million in 2003.

COST OF SALES

Cost of sales in 2003 remained level with 2002 at $11.2 million. Cost of sales is composed of raw materials, direct labor and manufacturing overhead. Raw material costs increased $1.9 million to $6.9 million in 2003 of which higher revenue volume represented approximately $1.0 million. The remaining $0.9 million increase was principally due to inventory write-offs associated with the Company's shift to an OEM model, obsolete inventory related to historical purchases for markets that did not develop as planned and excess inventory of older products replaced by newer products introduced in 2003. Direct labor costs declined $0.2 million as a result of reduced staffing levels in the specialty optical fiber product line. Manufacturing overhead costs declined $1.6 million or 33% principally due to a decrease in overhead salaries related to supporting the telecommunication product lines in both Salem and Montreal .

GROSS PROFIT

Gross Profit increased $1.1 million or 61% from $1.8 million or 14% of revenue in 2002 to $2.9 million or 21% of revenue in 2003. The Company expects gross profits to improve to 30% to 37% in 2004 as a result of manufacturing costs reduction implemented in the second half of 2003.

OPERATING EXPENSES

Operating expenses in 2003 decreased $3.8 million or 22% compared to 2002. Excluding non-cash asset impairment charges of $1.9 million in 2003 and $1.6 million in 2002, operating expenses decreased $4.1 million or 27% from $15.5 million in 2002 to $11.4 million in 2003 as all expense categories experienced reduced spending levels. Reduced salaries and fringe benefits, particularly in the specialty fiber optics research and development product line, represented $1.9 million or 45% of the savings.

Selling Expenses

Selling expenses declined $0.6 million or 18% as a $1.0 million reduction in Salem expenses, particularly in the specialty fiber optics product line, were partially offset by higher illumination marketing costs in both Montreal and Ireland. Consolidated salaries and fringe benefits expenses as a result of headcount reductions represented $0.3 million of the savings, while reduced travel and trade shows contributed an additional $0.3 million.

12 / STKR /	2003 Form 10-K

 Part  II
Item 7

General and Administrative Expenses

General and Administrative expenses were $1.0 million or 17% lower, largely due to a $0.7 million reduction in Salem expenses. Consolidated salaries and fringe benefits as a result of both reductions in management headcount and compensation represented $0.6 million in savings with reduced legal, travel and maintenance expenses contributing the majority of the additional savings.

Research and Development Expenses

Research and Development expenses declined $2.5 million or 41% as a result of reductions in Salem and Montreal of $2.0 million and $0.5 million, respectively. Salem expenses were reduced in the specialty optical fiber product line and the cessation of funding to the iSOF R & D joint venture. Montreal expenses declined primarily due to the cessation of funding for the Optune R & D joint venture. Consolidated salaries and fringe benefits as a result of headcount reductions declined $1.1 million while joint venture costs dropped an additional $0.5 million. Reduced depreciation costs, as a result of asset impairment charges in recorded in 2002, higher Canadian government development credits and an overall reduction in development expenses accounted for the remaining $0.9 million in savings.

Asset Impairment

The Company recorded assets impairment charges of $1.9 million in 2003. A $0.6 million charge was recorded in the third quarter related to closing its Maryland specialty optical fiber facility and the write-off of equipment deposits for the optical segment of the business. In addition, the Company recorded a $1.3 million charge in the fourth quarter to reduce the carrying value of its Salem headquarters to its fair market value.

Summary

In response to the recession between 2001 and 2003 and the depressed demand in the telecommunications sector, the Company reduced operating expenses $5.1 million or 28% from $18.4 million in 2001 to $13.3 million in 2003. Excluding non-cash asset impairment charges of $1.6 million in 2002 and $1.9 million in 2003, operating expenses decreased $7.0 million or 38% from $18.4 million in 2001 to $11.4 million in 2003. In addition, manufacturing overhead costs, which are included in cost of sales, have been reduced from $4.9 million in 2002 to $3.3 million in 2003. The Company also expects cost reductions implemented in the second half of 2003 will provide an additional $1.0 million of savings on an annualized basis in 2004.

INTEREST AND OTHER INCOME/(EXPENSE)

Interest and other income was an expense of $169,000 in 2003 compared to income of $142,000 in 2002. Interest and other income was comprised primarily of foreign exchange costs associated with the weaker US dollar in 2003 compared to $103,000 of interest income for 2002.

INTEREST EXPENSE

Interest expense was $1,224,000 in 2003 compared to $417,000 in 2002 as a result of higher interest rates, a higher level of borrowings and debt issuance and warrant amortization costs of $393,000. Interest expenses are expected to be lower in 2004 due to repayment of the Salem mortgage in February 2004 and reduction in overall debt levels as a result of conversion of convertible debt to equity.

PROVISION (BENEFIT) FOR INCOME TAXES

The Company has not recorded an income tax benefit during 2003. The Company has recorded a valuation allowance against its net deferred tax assets after concluding that it is more likely than not that such deferred tax assets will not be recoverable. The Company recognized $75,000 of income tax benefit related to a tax refund received in Canada which had previously been reserved.

13 / STKR /	2003 Form 10-K

 Part  II
Item 7

RESULTS OF OPERATIONS FOR 2002 AND 2001

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

GROSS PROFIT

Approximately $1.2 million of the $2.5 million gross profit decline was a result of the reduced phase mask revenue. The remaining $1.3 million erosion was the result of increased obsolete inventory costs related to the printer and recorder product line and increased depreciation and incremental overhead costs associated with the fiber and optical component product lines in both Salem and Montreal .

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

14 / STKR /	2003 Form 10-K

 Part  II
Item 7

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

Management reviewed the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets , which became effective for financial statements issued for the fiscal years beginning after December 15, 2001 . Based upon this review and analysis, the Company recorded a $1.6 million asset impairment charge primarily related to a reduction in the carrying value of internal and joint venture research and development projects in Montreal .

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

15 / STKR /	2003 Form 10-K

 Part  II
Item 7

LIQUIDITY AND CAPITAL RESOURCES

As discussed in both the previously filed Form 10-K for the year ended December 31, 2002 and Form 10-Q for the quarters ended March 31, 2003,June 30, 2003 and September 30, 2003, the Company has raised additional capital to finance operations.

During the second quarter of 2003, the Company completed the refinancing of the Company's Canadian subsidiary's credit facility with the National Bank of Canada and closed a $1.2 million equity and convertible debt placement with several of the Company's institutional investors. The National Bank of Canada credit facility retired the Toronto Dominion (TD) Bank facility. The new facility did provide the Company incremental future financing beyond the levels available under the TD Bank loan agreement. The private placement of $1,200,000 was composed of 1,610,000 shares of common stock at $0.60 per share plus $270,000 of convertible debt at $0.60 per share less issuance expenses.

In the third quarter of 2003, the Company closed a $2.5 million (net proceeds $2.3 million) convertible note with Laurus Master Funds, LTD. The note bears an interest rate of Prime plus 3.5%, but not less than 7.5% and provides Laurus Master Funds with the right to convert the note into common stock at $1.07 per share. In addition, the company established a new $3.5 million credit facility with Merrill Lynch Business Financial Services The Company is currently evaluating various asset disposition options, including both equipment and building sales to reduce debt and improve liquidity.

During the first quarter of 2004, the Company closed an equity private placement of $2.6 million (net proceeds $2.4 million) composed of 2,330,129 shares of common stock at $1.15 per share and a $4.0 million convertible note (net proceeds of $3.7 million) with Laurus Master Funds, LTD. The note bears an interest rate of Prime plus 2% and provides Laurus Master Funds, LTD with the right to convert the note to common stock at $1.30 per share. The combined net proceeds from the private placement and convertible note of $6.1 million were used to retire the TJJ note secured by the Salem facility of $4.4 million and provide additional working capital of $1.7 million.

For the year ended December 31, 2003, cash decreased $2.1 million as net cash used in operations of $5.8 million was partially offset by additional cash from financing activities and asset sales of $3.4 and $0.4 million, respectively. The $5.8 million cash used in operations was the result of a net operating loss of $11.6 million offset by non-cash charges for depreciation and amortization and asset impairment of $2.9 and $1.9 million, respectively. Reduced inventories and other current assets also contributed a combined $1.1 benefit

Net financing activities provided $3.4 million in cash with a private placement of common stock and a convertible note provided $3.3 million cash.

As of December 31, 2003, the Company was not in compliance with the stockholders equity and inventory covenants with the National Bank of Canada.

As of December 31, 2003, the company was in compliance with the additional debt and excess private placement proceeds covenants with Merrill Lynch. However, as a result of the private placement of equity and the Convertible Note discussed in footnote 22 of the financial statements, the Company was not in compliance with the Merrill Lynch covenants during the first quarter of 2004.

The Company subsequently received waivers and/or amendments for both credit agreements, which brought the Company into compliance as of December 31, 2003. The waivers and/or amendments are described in the following section under Borrowing Agreements.

The Company's plans for 2004 are to achieve cash flow breakeven during the second half of the year and to raise sufficient external capital through equity and/or debt financing and asset sales to fund operating losses as necessary. The Company expects to close several of these options during the second quarter of 2004, however, the Company can give no assurances as to the timing and terms of these options. If the Company is unable to raise sufficient funds, the Company may not have adequate capital to sustain operations.

16 / STKR /	2003 Form 10-K

 Part  II
Item 7

BORROWING AGREEMENTS

Laurus Master Funds

On September 24, 2003, the Company sold a Convertible Note to Laurus Master Funds, LTD. The $2,500,000 Convertible Note matures on September 24, 2006, bears interest at a rate equal to the Prime Rate plus 3. 5%, but in no event less than 7.5%, and provides the holder with the option to convert the loan to common stock at $1.07 per share subject to certain adjustment features. StockerYale has the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, determined based on the $1.07 conversion price. The Company also issued to the holder seven-year warrants to purchase shares in the following warrant amounts and exercise prices per share of common stock: 225,000 shares at $1.23 per share, 150,000 shares at $1.34 per share and 100,000 shares at $1.44 per share.

The Company can elect to pay monthly principal amortization in cash at 103% of the principal amount. The Company may also elect to pay both principal amortization and interest in common stock, if the market price of the the stock at the time of the payment is 110% of the fixed conversion price. The Company may elect to redeem the principal amount outstanding at 120% within the first year, 115% within the second year and 110% during the third year. The principal amortization payments begin 120 days from the execution of the agreement at a rate of $78,125 per month. As of December 31, 2003, $937,500 has been classified as short-term debt and $1,492,950 has been classified as long-term debt, net of $802,000 related to the debt discount on warrants.

As of December 31, 2003, $2,430,450 was outstanding under the convertible note. The aggregate purchase price of the convertible note and warrants ($2,500,000) was allocated between the note, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $1,551,700, $546,650 and $401,650 respectively. The difference between the face amount of the convertible note of $2.5 million and the aggregate purchase price of the convertible note of $1,551,700 was recorded as a debt discount and is being amortized over the life of the convertible note.

TJJ Corporation

On December 27, 2002, the Company entered into a Term Note agreement with TJJ Corporation. The Term Note was a $5,000,000 three-year note due December 26, 2005, secured by the Company's Salem headquarters and bears an interest rate of 8.5%. The Company also issued warrants to purchase shares of the Company's common stock. The warrants can be exercised over a five-year period and each warrant can be exchanged for one share of common stock at a purchase price of $1.35 per share. The aggregate purchase price of the Term Note and the warrants of $5,000,000 was allocated between the Term Note and warrants based upon their relative fair market values. The purchase price assigned to the Term Note and warrants was $4,730,825 and $269,175, respectively. The difference between the face amount of the Term Note and the aggregate purchase price allocated to the Term Note of $4,730,825 was recorded as a debt discount, and is being amortized over the life of the Term Note.

On September 18, 2003, the Company entered into an agreement with TJJ Corporation amending the $5,000,000 Term Note maturing on December 26, 2005. The new agreement resulted in loan amortization commencing in October 2003 and a reduction in the stockholders' equity covenant from $22,000,000 to $20,000,000. The new principal amortization beginning in October 2003 was $100,000 per month for three months, $150,000 for the next three months and $200,000 per month for the following eleven months. The maturity was also changed to March 1, 2005. All other terms of the Term Note remained the same. On December 31, 2003, $4,700,000 was outstanding under the Term Note. As of February 25, 2004, the Company paid the note in full including outstanding principal and accrued interest of $4,400,000 and $25,000, respectively, with proceeds from a private placement of equity and a convertible note discussed in footnote 22 of the financial statements.

17 / STKR /	2003 Form 10-K

 Part  II
Item 7

Merrill Lynch Financial Services

On September 30, 2003 , the Company entered into an agreement to modify the term of its credit facility with Merrill Lynch Business Financial Services. The new agreement provides a credit facility of $3,450,000 through a term note of $2,450,000 and a line of credit of $1,000,000. The new facility is partially guaranteed (maximum $1,000,000) by an officer of the Company and has a one year maturity and bears an interest rate of one month libor + 5.5%.  On December 31, 2003 the interest rate was approximately 6.5%. As of December 31, 2003 , $2,450,000 was outstanding under the term note and approximately $978,000 was outstanding under the line of credit.

The Company's obligations under the credit facility are secured by substantially all the Company's Salem assets, excluding real property. The facility is also subject to various financial covenants, including having a minimum net worth of $10.0 million at all times. The Company is also required to repay amounts under the credit facility using 100% of the net excess proceeds from the sale of its Salem facility; 80% of net proceeds from assets sales and 50% of the net proceeds from equity sales.

On March 25, 2004, the Company entered into an amended agreement with Merrill Lynch. The amended agreement changes the maturity date from October 31, 2004 in the prior agreement to June 30, 2004 in the March 25, 2004 agreement. The amended agreement also increased the interest from libor + 5.5% in the prior agreement to libor + 7.5% in the March 25, 2004 agreement. All other provisions of the September 30, 2003 agreement remained the same.

National Bank of Canada

On May 26, 2003 , the Company entered into a credit agreement with the National Bank of Canada replacing the facility with Toronto Dominion Bank. The new agreement provides total borrowing availability up to $4,050,000 CDN ($3,000,000 US). Initial proceeds were used to pay off the credit agreement with Toronto Dominion Bank.

The credit facility consists of a $2,500,000 CDN ($1,850,000 US) line of credit secured by accounts receivable and inventory bearing a variable interest rate of Canadian prime rate plus 1.5% and a $1,550,000 CDN ($1,150,000 US) ten year term note bearing a variable interest rate of Canadian prime rate plus 2.25%.

On August 23,2003, the Company amended its credit facility with National Bank of Canada reducing the restricted term deposit from C$1,000,000 ($740,000 US) to C$250,000 ($185,000 US) and reducing the term loan from C$2,300,000 ($1,702,000 US) to C$1,550,000 ($1,147,000 US). The net availability of the term loan remained the same. In addition, the bank added Canadian Provincial Government research and development tax credits as additional eligible accounts receivable, which increased the availability of the revolving credit facility by approximately C$300,000 ($222,000 US). All other terms of the credit facility remained the same, including StockerYale, Inc.'s guarantee to fund StockerYale Canada's deficits if requested by the bank.

On November 20, 2003 , the credit facility was amended increasing the interest rate on the line of credit to the Canadian prime rate plus 2.00% and the term note to the Canadian prime rate plus 2.75%.

On March 19, 2004, the Company entered into an amended agreement with the National Bank of Canada. The new agreement includes a line of credit of C$2,500,000 ($1,875,000 US) and a five-year term note of C$1,396,000 ($1,050,000 US). The amended agreement reduced the net worth covenant from C$10,800,000 in the May 26, 2003 agreement to C$8,000,000 in the March 19, 2004 agreement as of December 31, 2003. The amended agreement also requires a C$10,000,000 net worth as of September 30, 2004 and thereafter. The amended agreement also reduced the reduced the inventory component of the line of credit availability from C$750,000 to C$625,000 and requires the Company to achieve specific net profit targets throughout 2004.

As of December 31, 2003 , $1,801,000 CDN ($1,393,000 US) was outstanding under the line of credit and $1,435,000 CDN ($1,110,000 US) was outstanding under the term note. As of December 31, 2003 , the interest rate on the line of credit and the term note were 7.00% and 7.75%, respectively.

18 / STKR /	2003 Form 10-K

 Part  II
Item 7

The National Bank of Canada credit facility requires the following financial covenants, including: working capital, net worth, capital expenditures, a financial coverage ratio and maximum inventory levels.

Optune Technologies, Inc.

On October 12, 2000, the Company entered into a joint venture with Dr. Nicolae Miron and formed Optune Technologies, Inc., a Quebec corporation, to develop a new class of tunable optical filters. Under the terms of this joint venture arrangement, the Company owns a 49% equity interest in Optune and the Company initially agreed to contribute an aggregate of $4,000,000 toward all operating costs of the joint venture including salaries, equipment and facility costs. The contributions were to be made over a two-year period pursuant to a fixed milestone schedule. The Company has recorded 100% of the losses associated with the research and development joint venture in the accompanying statement of operations as research and development expense. The Company provided approximately $936,000 CDN ($600,000 USD) through December 31, 2001 and recorded $400,000 USD of research and development expenses related to the joint venture. During 2002, the Company provided $394,000 CDN ($260,000 USD) funding to the joint venture and recorded approximately $287,000 of research and development expenses related to the operating losses.

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

Dr. Wong resigned from iSOFC on May 22, 2002 . In a letter sent to Dr. Wong on August 19, 2002 , iSOFC exercised its right under the Limited Liability Company Agreement to repurchase Dr. Wong's entire equity interest in the joint venture for fair market value. Although he had the right to dispute the repurchase price within ten business days, Dr. Wong did not respond to the exercise notice and the repurchase was effective as of August 29, 2002 . The purchase price for all outstanding shares owned by Dr. Wong was $10,000.

As a result, StockerYale currently owns 100% of iSOFC, which has revised its business plan to operate as a wholly-owned subsidiary of StockerYale funded on a significantly reduced "as needed" basis, and StockerYale is no longer obligated to fund up to the $7,000,000 as originally contemplated in the joint venture.

19 / STKR /	2003 Form 10-K

 Part  II
Item 7

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations at December 31, 2003 , and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$ 13,331	$ 8,456	$ 3,669	$ 1,206	-
Capital lease obligations	64	47	17	-	-
Operating lease obligations	370	185	185	-	-
	$ 13,765	$ 8,688	$ 3,871	$ 1,206	-

(1)       Includes approximately $2.4 million of credit lines, which expire during 2004.  The Company intends to refinance these credit lines in 2004.

QUARTERLY RESULTS (UNAUDITED)

	Quarter Ending
(in thousands, except per share amounts)	Q4'03	Q3'03	Q2'03	Q1'03	Q4'02	Q3'02	Q2'02	Q1'02
Net Revenues	$ 3,277	$ 3,670	$ 3,586	$ 3,584	$ 3,105	$ 3,456	$ 3,523	$ 2,908
Gross Margin	263	946	786	949	194	698	616	324
Net Loss	($ 4,657)	($ 2,453)	($ 2,403)	($ 2,137)	($ 4,736)	($ 2,608)	($ 3,669)	($ 4,495)

Net loss per share	($0.32)	($0.17)	($0.18)	($0.17)	($0.37)	($0.20)	($0.29)	($0.36)

Weighted average shares outstanding basic and diluted	14,594,659	14,401,330	13,318,737	12,782,070	12,771,524	12,771,524	12,721,153	12,475,382

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity instruments. Implementation of this statement had no material effect on the company's financial statements.

20 / STKR /	2003 Form 10-K

 Part  II
Item 7

In January 2003 and December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation for Variable Interest Entities (FIN 46) and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R address the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (VIEs), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. FIN 46 and FIN 46-R are applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special purpose entities for periods ending after December 15, 2003, of which the Company had none. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. Adoption of FIN 46-R is not expected to have a material impact on our financial position, results of operations or cash flows.

CRITICAL ACCOUNTING POLICIES

StockerYale's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States . The preparation of these financial statements requires StockerYale to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, StockerYale evaluates its estimates, including, accounts receivable, inventories, property, plant and equipment and goodwill and intangible assets. StockerYale develops its estimates based on historical experience as well as assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

StockerYale believes the following critical policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

ACCOUNTS RECEIVABLE

The Company reviews the financial condition of new customers prior to granting credit. After completing the credit review, the Company establishes a credit line for each customer. Periodically, the Company reviews the credit line for major customers and adjusts the credit limit based upon an updated financial condition of the customer, historical sales and payment information and expected future sales. The Company has a large number of customers; therefore, material credit risk is limited to only a small number of customers. Sales to the Company's largest customer accounted for 8% of consolidated revenue in 2003. No other customer accounted for more than 6% of revenue in 2003. The Company periodically reviews the collectibility of its accounts receivable. Provisions are established for accounts that are potentially uncollectible. Determining adequate reserves for accounts receivable requires management's judgment. Conditions impacting the collectibility of the Company's receivables could cause actual write-offs to be materially different than the reserved balances as of December 31, 2003.

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

21 / STKR /	2003 Form 10-K

 Part  II
Item 7

INVENTORY

The Company values inventories at the lower of cost or market using the first in, first-out ("FIFO") method. The Company specifically evaluates historical and forecasted demand of the illumination product line to determine if the carrying value of both finished goods and raw materials is recoverable through future sales. The Company also estimates the impact of increased revenues for new products versus the potential obsolescence of older products on a case-by-case basis. As a result of this analysis, the Company reduced the carrying amount of inventory by approximately $0.7 million in 2003. The Company has not established an inventory reserve for the optical components product line since these products are primarily manufactured based upon a customer order. Actual results could be different from management's estimates and assumptions.

INTANGIBLE ASSETS

The Company's intangible assets consist of goodwill, which is not being amortized commencing in 2002 and beyond and amortizing intangibles, which consist of patents, trademarks and purchased patented technologies, which are being amortized over their useful lives. All intangible assets are subject to impairment tests on a periodic basis.

Note 8 describes the impact of accounting for the adoption of SFAS No. 142, Goodwill and Intangible Assets , and the annual impairment methodology that the Company will employ on January 1st of each year in calculating the recoverability of goodwill. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be challenged. Amortizing intangibles are currently evaluated for impairment using the methodology set forth in SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. Recoverability of these assets is assessed only when events have occurred that may give rise to an impairment. When a potential impairment has been identified, forecasted undiscounted cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values. If an impairment loss exists, the amount of the loss will be recorded in the consolidated statements of operations. It is possible that future events or circumstances could cause these estimates to change.

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

INCOME TAXES

The Company accounts for income taxes under the liability method. Under this method the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax basis of the assets and liabilities using tax rates expected to be in place when the differences reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized.

22 / STKR /	2003 Form 10-K

 Part  II
Item 7

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

StockerYale's history of losses and the uncertainty of its future profitability make its Common Stock a highly speculative investment

StockerYale has experienced operating losses during each of the years ending December 31, 2001 , 2002, and 2003, and the Company may continue to incur losses. StockerYale cannot predict the size or duration of any future losses. Even if StockerYale does achieve profitability, the Company may be unable to sustain or increase its profitability in the future.

StockerYale may be unable to fund the initiatives required to achieve its business strategy

In 2002, the Company began to focus its resources on opportunities that would result in near-term revenue and simultaneously reduced its operating expenses by 40% on an annualized basis. In 2003, the Company continued to reduce costs and is currently evaluating the restructuring of its product lines. This restructuring could impact several product lines. While the Company believes these efforts will assist it in improving its financial condition, the Company can give no assurances as to whether its cost reduction and product restructuring efforts will be successful. If StockerYale's cost reduction strategies and efforts to raise additional capital are unsuccessful, the Company may be unable to fund its operations.

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

23 / STKR /	2003 Form 10-K

 Part  II
Item 7

An impairment of goodwill and/or long-lived assets could affect net income, as determined in accordance with generally accepted accounting principles, as reported by the Company

The Company has goodwill on its balance sheet as a result of business combinations consummated in prior years. The Company has also made a significant investment in long-lived assets. In accordance with applicable accounting standards, the Company periodically assesses the value of both goodwill and long-lived assets in light of current circumstances to determine whether an impairment has occurred. If an impairment should occur, the Company would reduce the carrying amount to its fair market value and record an amount of that reduction as a non-cash charge to income, which could adversely affect the Company's net income reported in that quarter in accordance with generally accepted accounting principles. The Company did record a $1,570,000 impairment charge in the fourth quarter of 2002. The Company did record impairment charges of $605,000 and $1,300,000 in the third and fourth quarters of 2003. At this time, the Company cannot definitively state whether an impairment will occur, and if so, the timing or the extent of any such impairment.

StockerYale's ability to continue as a going concern may be dependent on raising additional capital

StockerYale's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to operate on a profitable basis. During the third quarter of 2003 the Company issued a Convertible Note in the amount of $2,500,000 to an institutional investor, negotiated new terms and conditions for its credit facility with Merrill Lynch Business Financial Services and amended its credit agreements with National Bank of Canada and TJJ Corporation. During the first quarter of 2004, the Company closed a private placement and a convertible note totaling net proceeds of $6.1 million and retired the outstanding TJJ Corporation term note of $4.4 million. The Company is also pursuing several additional financing options, including: additional equity and/or debt financing and the sale of real estate. There can be no assurances that the Company will be successful in achieving any of its financing options or implementing its restructuring plan.

Failure to comply with credit facility covenants may result in an acceleration of substantial indebtedness

The Company's indebtedness requires it to comply with various financial and other operating covenants, including covenants to make timely payments of principal and interest. Failure to comply with these covenants, without obtaining a waiver from the lender, would permit the lender to accelerate the repayment of all amounts outstanding under the indebtedness. Such an acceleration would have a material adverse effect on the Company's liquidity, financial condition and results of operation.

As of December 31, 2003, the Company was not in compliance with the stockholders equity and inventory covenants with the National Bank of Canada.

As of December 31, 2003, the company was in compliance with the additional debt and excess private placement proceeds covenants with Merrill Lynch. However, as a result of the private placement of equity and the Convertible Note discussed in footnote 22 of the financial statements, the Company was not in compliance with the Merrill Lynch covenants during the first quarter of 2004.

The Company subsequently received waivers and/or amendments for both credit agreements, which brought the Company into compliance as of December 31, 2003. The waivers and/or amendments are described in footnote 13 of the financial statements.

24 / STKR /	2003 Form 10-K

 Part  II
Item 7

StockerYale's stock price has been volatile; StockerYale may be subject to litigation due to the volatility of its stock price

StockerYale's stock has experienced significant price and volume fluctuations in recent years. On January 2, 2002 , StockerYale's Common Stock reached $11.10 per share, which was the high in 2002, and, on January 16, 2004 , its Common Stock closed at $1.39 per share. These fluctuations often have no direct relationship to StockerYale's operating performance and there is no assurance that its stock will continue to trade at the current price level. The market price for StockerYale's Common Stock may continue to be subject to wide fluctuations in response to a variety of factors, some of which are beyond its control.

In the past, some companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. In light of the fluctuations in StockerYale's stock price, it is possible that StockerYale may be the subject of such a securities class action litigation in the future. Such litigation often results in substantial costs and a diversion of management's attention and resources and could harm StockerYale's business, prospects, results of operations, or financial condition.

StockerYale's Common Stock price may be negatively impacted if its trading status on Nasdaq National Market changes

For continued inclusion on the NASDAQ National Market, StockerYale must meet certain tests, including a minimum bid price of $1.00 per share. On September 17, 2003 , the Company received a de-listing notice from NASDAQ stating that if the Company did not meet the $1.00 minimum bid price for ten consecutive days the stock would be de-listed from The Nasdaq National Market as of September 26, 2003 . On September 23, 2003, the Company received notice from The Nasdaq National Market that it had rescinded its letter of September 17, 2003 and that the Company had regained compliance with Marketplace Rule 4450 (a)(5). The Company has remained in compliance with the Nasdaq National Market listing requirements through December 31, 2003 and through the date of filing the Form 10K for the year ended December 31, 2003 ; however, there can be no assurances that StockerYale will continue to meet the listing requirements of the Nasdaq National Market in the future.

StockerYale's quarterly results are likely to be volatile

The implementation of StockerYale's business strategy makes prediction of future revenues difficult. StockerYale believes that its ability to accurately forecast revenues from sales of its products is also limited because of the development and sales cycles. This makes it difficult to predict the quarter in which sales will occur.

StockerYale's expense levels are based, in part, on its expectations regarding future revenues, and its expenses are generally fixed, particularly in the short term. StockerYale may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant shortfall of revenues in relation to StockerYale's expectations could cause significant declines in the Company's quarterly operating results.

StockerYale's operating results have varied on a quarterly basis during its operating history and are likely to fluctuate significantly in the future. StockerYale's operating results may be below the expectations of its investors as a result of a variety of factors, many of which are outside of the Company's control. Accordingly, StockerYale believes that quarter-to-quarter comparisons of its operating results are not necessarily meaningful. Investors should not rely on the results of one quarter as an indication of StockerYale's future performance.

StockerYale does not plan to pay dividends on the Common Stock

StockerYale has not and does not expect to declare or pay any cash dividends in the foreseeable future. StockerYale intends to retain all earnings, if any, in order to expand its operations.

25 / STKR /	2003 Form 10-K

 Part  II
Item 7

StockerYale depends on a limited number of suppliers and may not be able to ship products on time if it is unable to obtain an adequate supply of raw materials and equipment on a timely basis

StockerYale depends on a limited number of suppliers of raw materials and equipment used to manufacture its products. StockerYale typically does not have long-term agreements with its suppliers and, therefore, its suppliers generally may stop supplying materials and equipment to StockerYale at any time. This reliance on a sole or limited number of suppliers could result in delivery problems and reduced control over product pricing and quality.

A small number of affiliated stockholders control a significant portion of StockerYale's stock

As of the date hereof, StockerYale's executive officers and directors as a group beneficially own or control approximately twenty percent (20%) of its Common Stock. Accordingly, these persons will have the ability to significantly influence StockerYale's Board of Directors and, therefore, the business, policies, executive compensation, and affairs of the Company. Furthermore, such influence could preclude any unsolicited acquisition of the Company and, consequently, adversely affect the market price of the Common Stock.

The loss of StockerYale's key personnel or the inability to recruit additional personnel may harm its business

StockerYale is highly dependent on its senior and middle management as well as its technical and research personnel. In particular, the loss of Mark W. Blodgett, the Chairman and Chief Executive Officer, or other key personnel, could harm the Company significantly. The loss of key management personnel or an inability to attract and retain sufficient numbers of qualified management personnel could materially and adversely affect StockerYale's business, results of operations, financial condition or future prospects.

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

26 / STKR /	2003 Form 10-K

 Part  II
Items 7, 7A

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

INTEREST RATE RISK

The Company is exposed to market risk from changes in interest rates, which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company is exposed to interest rate risk primarily through its borrowings under its $1.0 million credit line and $2.5 million term note with Merrill Lynch with an interest rate at 5.5% over the one month LIBOR, a $2,500,000 Convertible Note with Laurus Master Funds with an interest rate of prime plus 3.5% and its $4.0 million CDN credit facility with the National Bank of Canada with interest rates of 2.0% and 2.75% over the Canadian prime rate. As of December 30, 2003 the fair market value of the Company's outstanding debt approximates its carrying value due to the short-term maturities and variable interest rates. A 1% change in interest rates could increase or decrease interest expense by approximately $85,000 on an annual basis.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is presented on pages 23 through 49 of this Form 10-K.

27 / STKR /	2003 Form 10-K

 Part  II
Item 8

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of StockerYale, Inc.:
Salem, New Hampshire

We have audited the accompanying consolidated balance sheets of StockerYale, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the 2003 and 2002 financial statement schedules listed in the Index at Item 15(a) 2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. The consolidated financial statements and the financial statement schedule for the year ended December 31, 2001, before the inclusion of the goodwill disclosures discussed in Note 8 to the financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such 2001 financial statement schedule, when considered in relation to the 2001 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their report dated February 25, 2002 (except with respect to the matter discussed in Note 18 to the 2001 financial statements, as to which the date was March 8, 2002).

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of StockerYale, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2003 and 2002 financial statement schedules, when considered in relation to the 2003 and 2002 basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed above, the consolidated financial statements of StockerYale Inc. and subsidiaries for the year ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 8, the 2001 consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 8 with respect to 2001 included (1) comparing the previously reported net loss to the previously issued financial statements and the adjustment to reported net loss representing amortization expense (including any related tax effects) recognized in 2001 related to goodwill to the Company's underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss and the related loss-per-share amounts. In our opinion, the disclosures for 2001 in Note 8 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

28 / STKR /	2003 Form 10-K

 Part  II
Item 8

As discussed in Note 8, in the year ended December 31, 2002, the Company changed its method of accounting for goodwill and intangible assets to conform with the provisions of SFAS No. 142.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, at December 31, 2003, the Company's recurring losses from operations, need to obtain additional financing, and its negative working capital position raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Boston , Massachusetts
March 29, 2004

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

To the Directors and Stockholders of StockerYale, Inc.:

We have audited the accompanying consolidated balance sheets of StockerYale, Inc. (a Massachusetts corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002 . These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States . Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Arthur Andersen LP
Arthur Andersen LLP
Boston , Massachusetts
February 25, 2002

29 / STKR /	2003 Form 10-K

 Part  II
Item 8

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

In thousands (except share data)
Year Ended December 31	2003	2002
Assets
Current assets:
Cash and cash equivalents	$1,008	$3,070
Restricted cash	-	2,000
Accounts receivable, less allowances of approximately $103 in 2003 and $155 in 2002	2,102	2,200
Inventories	3,799	4,478
Prepaid expenses and other current assets	188	747
Total current assets	7,097	12,495
Property, plant and equipment, net	20,550	23,650
Goodwill	2,677	2,677
Acquired intangible assets, net	1,463	1,785
Officer note receivable	263	249
Other long-term assets	639	464
Total assets	$32,689	$41,320
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt, net of unamortized discount of $155 in 2003 and $269 in 2002	$3,365	$5,306
Short-term debt	5,091	7,446
Accounts payable	2,061	2,050
Accrued expenses	943	1,399
Short-term portion of capital lease obligation	47	61
Total current liabilities	11,507	16,262
Long-term debt and capital lease obligations net of unamortized discount of $958 in 2003	3,934	96
Other long-term liabilities	17	-
Commitments and contingencies (See Note 19)
Stockholders' equity:
Common stock, par value $0.001-shares authorized 100,000,000; Shares issued and outstanding 14,791,123 and 12,771,524 at December 31, 2003 and 2002, respectively	15	13
Paid-in capital	70,948	68,637
Accumulated other comprehensive income (loss)	1,340	(266)
Accumulated deficit	(55,072)	(43,422)
Total stockholders' equity	17,231	24,962
Total liabilities and stockholders' equity	$32,689	$41,320

See the notes to consolidated financial statements.

30 / STKR /	2003 Form 10-K

 Part  II
Item 8

CONSOLIDATED STATEMENT OF OPERATIONS

In thousands, except earnings per share
Year Ended December 31	2003	2002	2001
Revenue	$14,117	$12,992	$15,581
Cost of sales	11,173	11,159	11,303
Gross profit	2,944	1,833	4,278
Operating expenses:
Selling	2,825	3,451	4,466
General and administrative	4,560	5,513	7,825
Amortization	322	329	678
Research and development	3,664	6,203	5,465
Asset Impairment	1,905	1,570	-
Total operating expenses	13,276	17,066	18,434
Loss from operations	(10,332)	(15,233)	(14,156)
Interest and other income (expense)	(169)	142	441
Interest expense	(1,224)	(417)	(757)
Loss from continuing operations before income tax (benefit)	(11,725)	(15,508)	(14,472)
Income tax (benefit)	(75)	-	(801)
Loss from continuing operations	(11,650)	(15,508)	(13,671)
Loss from discontinued operations	-	-	(191)
Net loss	$(11,650)	$(15,508)	$(13,862)
Basic and diluted loss per share:
Loss per share from continuing operations	$(0.85)	$(1.22)	$(1.28)
Loss per share from discontinued operations	-	-	(0.02)
Net loss per share	$(0.85)	$(1.22)	$(1.30)
Weighted average shares outstanding:
Basic and diluted	13,707	12,685	10,683

See the notes to consolidated financial statements.

31 / STKR /	2003 Form 10-K

 Part  II
Item 8

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
	Shares	$0.001 Par Value	Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Comprehensive Income (Loss)
Balance, December 31, 2000	9,386	$9	$42,071	$(14,052)	$(129)	$27,899	$-
Sale of common stock net of issuance costs of $1.4 million	1,700	$2	$15,904	$-	$-	$15,906	$-
Issuance of common stock to employees	306	$-	$334	$-	$-	$334	$-
Cumulative translation adjustment	-	$-	$-	$-	$(252)	$(252)	$(252)
Net loss	-	$-	$-	$(13,862)	$-	$(13,862)	$(13,862)
Comprehensive net loss for the year ended December 31, 2001							$(14,114)
Balance, December 31, 2001	11,392	$11	$58,309	$(27,914)	$(381)	$30,025	$-
Sale of common stock net of issuance costs of $0.11 million	1,243	2	9,534	-	-	9,536	-
Issuance of common stock to employees	103	-	324	-	-	324	-
Issuance of common stock for acquisition of CIENA Group	34	-	200	-	-	200	-
Warrants to purchase common stock	-	-	270	-	-	270	-
Cumulative translation adjustment	-	-	-	-	115	115	115
Net loss	-	-	-	(15,508)	-	(15,508)	(15,508)
Comprehensive net loss for the year ended December 31, 2002							$(15,393)
Balance, December 31, 2002	12,772	$13	$68,637	$(43,422)	$(266)	$24,962
Sale of common stock net of issuance costs of $0.08 million	1,610	2	891	-	-	893	-
Issuance of common stock to employees	25	-	24	-	-	24	-
Issuance of common stock for StockerYale Ireland shareholders	319	-	380	-	-	380	-
Issuance of common stock for Laurus convertible note	65	-	69	-	-	69	-
Warrants to purchase common stock			947			947
Cumulative translation adjustment	-	-	-		1,606	1,606	1,606
Net loss				(11,650)		(11,650)	(11,650)
Comprehensive net loss for the year ended December 31, 2003							$(10,044)
Balance, December 31, 2003	14,791	$15	$70,948	$(55,072)	$1,340	$17,231

See the notes to consolidated financial statements.

32 / STKR /	2003 Form 10-K

 Part  II
Item 8

CONSOLIDATED CASH FLOWS STATEMENTS

In thousands
Year Ended December 31	2003	2002	2001
Operations
Net loss	$(11,650)	$(15,508)	$(13,862)
Less: net loss on discontinued operations	-	-	(191)
	(11,650)	(15,508)	(13,671)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,945	2,695	2,066
Deferred income taxes and other charges	-	(9)	(696)
Loss on investment in joint venture	-	317	380
Asset impairment	1,905	933	-
Other changes in assets and liabilities:
Accounts receivable, net	98	(109)	580
Officer note receivable	(14)	(249)	-
Inventories	679	746	(28)
Prepaid expenses and other current assets	559	337	(216)
Accounts payable	11	(1,741)	2,155
Accrued expenses	(456)	(178)	106
Other Assets and Liabilities	148	-	-
Net cash used in operations	(5,775)	(12,766)	(9,324)
Financing
Proceeds from sale of common stock	917	9,860	16,240
Borrowings (repayments) of revolving credit facilities	(3,466)	3,459	2,688
Net proceeds from issuance of convertible note	2,344	(1,195)	-
Proceeds from long-term debt	3,903	4,000	-
Principal repayment of long-term debt	(2,210)	-	-
Restricted cash related to Merrill Lynch	2,000	-	(1,500)
Debt acquisition costs	(136)	(244)	-
Net cash provided by financing activities	3,352	15,880	17,428
Investing
Proceeds from asset dispositions	504	-
Purchases of property, plant and equipment	(95)	(1,509)	(18,912)
Net investment in joint venture	-	(330)	(600)
Net proceeds from sale of discontinued operations	-	-	659
Long-term investment	-	-	-
Proceeds from note receivable	-	104	90
Net cash provided (used for) investing	409	(1,735)	(18,763)
Effect of exchange rates	(48)	115	(252)
Net change in cash and equivalents	(2,062)	1,494	(10,911)
Cash and equivalents, beginning of year	3,070	1,576	12,487
Cash and equivalents, end of year	$1,008	$3,070	$1,576
Supplemental disclosure of cash flow information:
Interest paid	1,105	417	757
Stock issued in CIENA acquisition	-	225	-
Conversion of BES shares	380	-	-
Conversion of Laurus convertible note	69	-	-

See the notes to consolidated financial statements.

33 / STKR /	2003 Form 10-K

 Part  II
Item 8

NOTES TO FINANCIAL STATEMENTS
December 31, 2003

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the years ended December 31, 2003, 2002 and 2001, the Company incurred net losses of $11,650,000, $15,508,000 and $13,862,000 respectively, and, as of December 31, 2003, the Company's current liabilities exceeded its current assets by $4,410,000. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

In 2002, the Company began to significantly reduce its overall cost structure, and most importantly, its investment in research and development expenses related to optical components. The Company ceased funding two joint ventures and reduced its headcount in research and development, as well as selling and general and administration expenses.

As the recession and telecommunications slump continued into 2003, the Company focused its sales and research and development efforts on new laser, LED and related products for the machine vision/illumination sector and reduced manufacturing overhead and operating expenses, resulting in a $4.9 million or 32% reduction in its operating loss from $15.2 million in 2002 to $10.3 million in 2003.

The Company was also successful in raising an additional $4.3 million through debt refinancing, private equity placements a convertible debt note and asset sales. During the first quarter of 2004, the Company raised an additional $6.6 million through a private placement of equity and a convertible note of $2.6 million and $4.0 million, respectively. The net proceeds of approximately $6.1 million were used to retire the $4.4 million term note secured by the Salem headquarters with the remainder for general working capital purposes.

34 / STKR /	2003 Form 10-K

 Part  II
Item 8

Based upon the Company's current forecast for 2004, the Company plans to increase revenues, reduce costs and pursue various options to raise additional funds to finance operations through the end of 2004. The Company can give no assurances to the timing or terms of such arrangements, assuming it is able to consummate one or more of these options. If the Company is unable to raise sufficient funds through these options by the end of the second quarter of 2004, it will need to implement further cost reduction strategies, and the Company may not have adequate capital to sustain its current operations. Financing options in process or under consideration are the sale of real estate and/or a private placement of equity/debt securities. The Company expects to close several of these financing options by the end of the second quarter of 2004.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries, StockerYale (IRL) Ltd, Lasiris Holdings, Inc., which holds all of the outstanding shares of StockerYale Canada, Innovative Specialty Optical Fiber Components LLC and StockerYale Asia PTE Ltd. All intercompany balances and transactions have been eliminated. The Company has a 49% ownership interest in Optune Technologies, Inc. that has been accounted for under the equity method.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with original maturities of three months or less when purchased.

RESTRICTED CASH

The Company maintained certain levels of restricted cash required as collateral under the original borrowing agreement with Merrill Lynch. The agreement required that $2,000,000 be held in escrow as long as there is an outstanding balance under the agreement. The Company maintained the restricted cash in highly liquid investments with original maturities of three months or less. On September 30, 2003, the credit facility with Merrill Lynch was amended and the $2,000,000 restricted cash was applied to reduce the term note outstanding. As of December 31, 2003, there are no funds in the restricted cash account with Merrill Lynch.

ACCOUNTS RECEIVABLE

The Company reviews the financial condition of new customers prior to granting credit. After completing the credit review, the Company establishes a credit line for each customer. Periodically, the Company reviews the credit line for major customers and adjusts the credit limit based upon an updated financial condition of the customer, historical sales and payment information and expected future sales. The Company has a large number of customers; therefore, material credit risk is limited.

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

35 / STKR /	2003 Form 10-K

 Part  II
Item 8

INVENTORY

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

INTANGIBLE ASSETS

The Company's intangible assets consist of goodwill, which ceased being amortized in 2002 and amortizing intangibles, which consist of patents, trademarks and purchased patented technologies, which are being amortized over their useful lives. All intangible assets are subject to impairment tests on a periodic basis.

Note 8 describes the impact of accounting for the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Intangible Assets, and the annual impairment methodology that the Company will employ on January 1st of each year in calculating the recoverability of goodwill. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be challenged. Amortizing intangibles are evaluated for impairment using the methodology set forth in SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. Recoverability of these assets is assessed only when events have occurred that may give rise to an impairment. When a potential impairment has been identified, forecasted undiscounted cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values.

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

During the third and fourth quarters of 2003, the Company recorded asset impairment charges of $605,000 and $1,300,000 respectively. The third quarter charge related to the closing of the Company's Maryland specialty optical fiber facility and the write-off of equipment deposits for the optical segment of the business. The fourth quarter charge relates to a reduction in the market value of the Salem headquarter facility.

LOSS PER SHARE

Loss per share, basic and diluted, is calculated by dividing the net loss by the weighted average number of common shares outstanding. For the years ended December 31, 2003, 2002, and 2001, 3,552,673, 3,202,143, 2,309,274 options and 1,259,957, 269,957, and 19,957 warrants, respectively, were excluded from the calculation of diluted shares, as their effects were anti-dilutive.

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

36 / STKR /	2003 Form 10-K

 Part  II
Item 8

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

Total depreciation expense of property, plant and equipment was approximately $2.6 million in 2003, $2.4 million in 2002, and $1.4 million in 2001. Maintenance and repairs are expensed as incurred.

INCOME TAXES

The Company accounts for income taxes under the liability method. Under this method the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax basis of the assets and liabilities using tax rates expected to be in place when the differences reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized.

STOCK-BASED COMPENSATION

The Company accounts for employee stock options and share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees , (APB 25), with pro-forma disclosures of net earnings and earnings per share, as if the fair value method of accounting defined in Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation , "SFAS No. 123" was used. SFAS No. 123 establishes a fair value based method of accounting for stock-based employee compensation plans. Under the fair value method, compensation cost is measured based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

Had the Company determined the stock-based compensation expense for the Company's stock options under the provisions of SFAS No. 123, the Company's net loss and net loss per share based upon the fair value at the grant date for stock options awards in 2002, 2001, and 2000, would have increased the pro-forma amounts as indicated below:

	For the Year Ended December 31,
(in thousands)	2003	2002	2001
Net loss
As reported	$ (11,650)	$ (15,508)	$ (13,862)
Additional compensation expense	(4,602)	(4,877)	(3,848)
Pro forma	$ (16,252)	$ (20,385)	$ (17,710)
Net loss per share (basic and diluted)
As reported	$ (0.85)	$ (1.22)	$ (1.30)
Pro forma	$ (1.19)	$ (1.60)	$ (1.66)

37 / STKR /	2003 Form 10-K

 Part  II
Item 8

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

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as net income plus the change in the net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive income (loss) included in the accompanying balance sheets consists of foreign currency translation adjustments.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The risk is limited due to the relatively large number of customers composing the Company's customer base and their dispersion across many industries and geographic areas within the United States , Europe and Asia . The Company also insures approximately 90% of export receivables from its Canadian subsidiary and performs ongoing credit evaluations of existing customers' financial condition. No customer accounted for more than 10% of sales in 2003. One customer accounted for 16% of sales in 2002 and no other customer accounted for more than 10% of sales in 2002 and 2001.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity instruments. Implementation of this statement had no material effect on the company's financial statements.

38 / STKR /	2003 Form 10-K

 Part  II
Item 8

In January 2003 and December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation for Variable Interest Entities (FIN 46) and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R address the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (VIEs), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. FIN 46 and FIN 46-R are applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special purpose entities for periods ending after December 15, 2003, of which the Company had none. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. Adoption of FIN 46-R is not expected to have a material impact on our financial position, results of operations or cash flows.

RECLASSIFICATION

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

(4) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead. Inventories are as follows:

	December 31,
(in thousands)	2003	2002
Finished goods	$616	$1,028
Work in-process	78	101
Raw materials	4,479	4,584
Reserve for obsolescence	(1,374)	(1,235)
Net inventories	$3,799	$4,478

Management performs quarterly reviews of inventory and disposes of items not required by their manufacturing plan and reduces the carrying cost of inventory to the lower of cost or market. The Company recorded a charge of $0.7 million in 2003 and $0.4 million in 2002.

(5) OFFICER NOTE RECEIVABLE

On May 31, 2002, Mark W. Blodgett, the chairman and chief executive officer of the Company, issued a promissory note to the Company in the principal amount of $250,000. The note is a full recourse note and is payable upon demand with interest on the unpaid principal accruing at a rate per annum equal to 4.5%. As of December 31, 2003 has received $5,000 in payments and the principal and accrued interest outstanding is $248,750 and $14,000 respectively. The Board of Directors of the Company approved this loan transaction. The Company is not contemplating that its demand rights will be exercised during 2004. Accordingly, the Note has been classified as long-term in the accompanying 2003 Consolidated Balance Sheet.

(6) NOTE RECEIVABLE

On September 19, 2001 , the Company sold its machine components and accessories division for $850,000 in cash and a note receivable of $250,000 from the buyer. The note requiress payment of interest at a rate of 6.25% only for the first six months with interest and principal payable over the following twelve months. The balance due as of December 31, 2003 is $53,334.

39 / STKR /	2003 Form 10-K

 Part  II
Item 8

(7) PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment were as follows:

	December 31,
(in thousands)	2003	2002
Land	$759	$962
Buildings and improvements	11,206	11,801
Machinery and equipment	15,294	15,125
Furniture and fixtures	1,709	1,557
	28,968	29,445
Less: Accumulated depreciation	8,418	5,795
	$20,550	$23,650

(8) GOODWILL

In June 2001, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 142, Goodwill and other Intangible Assets . SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets acquired individually or with a group of other assets at acquisition. The statement also addresses financial accounting and reporting for goodwill and other intangibles subsequent to their acquisition. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets. Under SFAS No. 142, the amortization of goodwill ceased beginning January 1, 2002 and the the Company assesses the realizability of this asset annually and whenever events or changes in circumstances indicate they might be impaired. The Company estimates the fair value of its reporting units by using forecasts of discounted cash flows. In applying SFAS No. 142, the Company performed the transitional assessment and impairment test required and determined that there was no impairment of goodwill. The Company completed another test for impairment in the fourth quarter of 2003 and determined that goodwill was not impaired. At December 31, 2003 , the carrying value of goodwill was approximately $2.7 million.

The transitional disclosure for reported loss for the fiscal year ended December 31, 2001 as adjusted is presented in the table below:

2001
Net loss as reported	$(13,862)
Add back amortization of goodwill, net of tax	326
Adjusted net loss	$(13,536)

Loss per share, basic and diluted:
Net loss as reported	$(1.30)
Add back amortization of goodwill, net of tax	0.03
Adjusted net loss per share	$(1.27)

40 / STKR /	2003 Form 10-K

 Part  II
Item 8

 (9) INTANGIBLE ASSETS

Intangible assets consist of acquired patented technology and trademarks. Intangible assets are amortized over their estimated useful lives which range from two to five years. The Company has no intangible assets with indefinite lives. The Company reviews intangible assets when indications of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Intangible assets as of December 31, 2002 and 2001 are as follows:
	December 31,
(in thousands)	2003	2002
Acquired patented technology	$3,078	$3,078
Trademarks	471	471
Less: accumulated amortization	2,086	1,764
	$1,463	$1,785

Amortization of intangible assets was $322,000, $329,000 and $358,000, respectively in fiscal 2003, 2002 and 2001.

The estimated future amortization expense of intangible assets, in thousands,  is as follows:
2004	2005	2006	2007	2008 and thereafter
$318	$318	$318	$319	$190

(10) ACQUISITIONS

CIENA Acquisition

On May 13, 2002, the Company announced the acquisition of CIENA Corporation's specialty optical fiber (SOF) assets. StockerYale entered into the transaction to take advantage of distressed prices for capital assets, to expand its current product line of specialty optical fibers and become an independent supplier to a major OEM in the telecommunications sector. The acquisition included CIENA's specialty fiber manufacturing equipment and related test and measurement assets, intellectual property related to CIENA's specialty optical fiber technology, a fully developed SOF product line, and a three-year primary supply agreement between CIENA and the Company. The purchase price of $575,000 included $350,000 of cash and 33,613 shares of common stock with an approximate market value of $225,000 of stock which has been allocated to the fiber manufacturing equipment and the related test measurement assets. The Company recorded an asset impairment charge of $266,000 in the third quarter of 2003 related to this asset purchase, which was the result of the Company's decision to not utilize the equipment. The impairment was calculated based upon current market values.

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

41 / STKR /	2003 Form 10-K

 Part  II
Item 8

Certain information with respect to discontinued operations is summarized as follows:

(in thousands)	Year Ended December 31, 2001

Statement of Operations:
Net sales	$1,453
Cost of sales	1,284
Selling, general and administrative	177
Other expense (income)	(8)
Cost and expenses	1,453
Loss from discontinued operations	-
Loss on disposal of discontinued operations	(191)
Net loss from discontinued operations	$(191)

(12) TAXES

The components of the provision (benefit) for income taxes are as follows:

(in thousands)	For the Years Ended December 31,
	2003	2002	2001
Current
Federal	$-	$-	$-
State	-	-	-
Foreign	-	263	(186)
	-	263	(186)
Deferred
Federal	-	-	-
State	-	-	-
Foreign	(75)	(263)	(615)
Total	$(75)	$-	$(801)

The following is a reconciliation of the federal income tax (benefit) provision calculated at the statutory rate of 34% to the recorded amount:

(in thousands)	For the Year Ended December 31,
	2003	2002	2001
Applicable statutory federal income tax benefit	$(3,987)	$(5,273)	$(4,923)
State income taxes, net of federal income tax benefit	(648)	(857)	(629)
Non-deductible amortization and impairment charge	-	177	64
Foreign tax rate differential	-	154	239
Other, net	-	338	(19)
Valuation allowance	4,560	5,461	4,467
Net federal income tax (benefit)	$(75)	$0	$(801)

42 / STKR /	2003 Form 10-K

 Part  II
Item 8

The significant items comprising the deferred tax asset and liability at December 31, 2003 and 2002 are as follows:

in thousands)	For the Year Ended December 31,
	2003	2002
Net operating loss carry forwards	$15,975	$11,978
Other	306	(257)
Valuation allowance	(16,281)	(11,721)
	$-	$-

As of December 31, 2003, the Company had net operating loss carry forwards (NOLs) of approximately $39.9 million available to offset future taxable income, if any. These carry forwards expire through 2023 and are subject to review and possible adjustment by the Internal Revenue Service. The Company's historical operating losses raise doubt as to the realizability of the deferred tax assets. As a result, management has provided a valuation allowance for the net deferred tax assets that may not be realized. The increase in the valuation allowance during 2003 and 2002 is principally the result of the Company's net loss.

The tax benefits recorded in 2003 and 2001 relates primarily to net operating losses and research and development tax credits being benefited in the Canadian tax jurisdiction. In accordance with SFAS No. 109, Accounting for Income Taxes, the deferred tax assets were recognized up to the amount offsetting deferred tax liabilities in the applicable tax jurisdiction.

43 / STKR /	2003 Form 10-K

 Part  II
Item 8

(13) DEBT AND CAPITAL LEASE OBLIGATIONS

As of December 31, 2002 the Company had classified certain debt and capital lease obligations as current due to violation of provisions within the underlying debt agreements. Debt and capital lease obligations consisted of the following:

	December 31,
(in thousands)	2003	2002
Borrowings under Credit Agreement with Merrill Lynch (1)	$ 3,428	$ 6,387
Borrowings under Line of Credit Agreement with Toronto Dominion Bank (1)	-	877
Borrowings under Term Loans with Toronto Dominion Bank	-	374
Borrowings under Line of Credit Agreement with National Bank of Canada (1)	1,393	-
Note Payable to TJJ Corporation maturing on December 28, 2005 , with an interest rate of 8.50%, net of unamortized discount of $155 as of December 31, 2003	4,544	3,731
Convertible Note Payable to Laurus Master Funds, LTD maturing on September 26, 2006 , with an interest rate of 7.50%, net of unamortized discount of $802 as of December 31, 2003	1,628	-
Borrowings under equipment line of credit	-	85
Mortgage notes payable to Toronto Dominion bank, maturing December 2015 and July 2016, with an interest rate of bank's prime plus 0.875%.	-	1,181
Mortgage note payable to National Bank of Canada , maturing June 2008 with an interest rate of bank's prime plus 2.25%.	1,110	-
Term loan with the Bank of Ireland, maturing on December 31, 2003 , with an interest rate of 6.5%	-	2
Revolving line of credit, maturing on demand, payable to the Bank of Ireland, with interest rate of 9.45%	-	33
Revolving line of credit, maturing on demand, payable to a Singapore bank, with interest of prime plus 2% (1)	-	149
Marshall Wace, debt convertible into common stock May 2004	270	-
Machinery & equipment capital lease obligations, maturing April 8, 2005	64	90
Sub-total debt and capital lease obligations	12,437	12,909
Less -- Short-term (1)	(5,091)	(7,446)
-- Short-term portion of capital lease obligations	(47)	(61)
-- Current portion of long-term debt	(3,365)	(5,306)
Total long-term debt and capital leases	$ 3,934	$ 96

BORROWING AGREEMENTS

Debt Compliance

The Company has various debt covenants under its multiple credit facilities. As of December 31, 2003, the Company was in compliance with or has obtained waivers or amendments for all debt covenants.

As of December 31, 2003, the Company was not in compliance with the stockholders equity and inventory covenants with the National Bank of Canada.

As of December 31, 2003, the company was in compliance with the additional debt and excess private placement proceeds covenants with Merrill Lynch. However, as a result of the private placement of equity and the Convertible Note discussed in footnote 22 of the financial statements, the Company was not in compliance with the Merrill Lynch covenants during the first quarter of 2004.

44 / STKR /	2003 Form 10-K

 Part  II
Item 8

The Company subsequently received waivers and/or amendments for both credit agreements, which brought the Company into compliance as of December 31, 2003. The waivers and/or amendments are described in the following section under Borrowing Agreements.

Merrill Lynch Financial Services

On September 30, 2003, the Company entered into an agreement to modify the terms of its credit facility with Merrill Lynch Business Financial Services. The new agreement provides a credit facility of $3,450,000 through a term note of $2,450,000 and a line of credit of $1,000,000. The new facility matures on October 31, 2004 and bears an interest rate of one month libor + 5.5% and is partially guaranteed (maximum $1,000,000) by an officer of the Company. On December 31, 2003 the interest rate was approximately 6.5%. Outstanding borrowings as of December 31, 2003 were $3,428,162

The Company's obligations under the credit facility are secured by substantially all the Company's Salem assets, excluding real property. The facility is also subject to various financial covenants, including having a minimum net worth of $10.0 million at all times. The Company is also required to repay amounts under the credit facility using 100% of the net excess proceeds from the sale of its Salem facility; 80% of net proceeds from assets sales and 50% of the net proceeds from equity offerings.

On March 25, 2004, the Company entered into an amended agreement with Merrill Lynch. The amended agreement changes the maturity date from October 31, 2004 in the prior agreement to June 30, 2004 in the March 25, 2004 agreement. The amended agreement also increased the interest from LIBOR + 5.5% in the prior agreement to LIBOR + 7.5% in the March 25, 2004 agreement. All other provisions of the September 30, 2003 agreement remained the same.

Laurus Master Funds

On September 24, 2003, the Company sold a Convertible Note to Laurus Master Funds, LTD. The $2,500,000 Convertible Note matures on September 24, 2006, bears interest at a rate equal to the Prime Rate plus 3. 5%, but in no event less than 7.5%, and provides the holder with the option to convert the loan to common stock at $1.07 per share subject to certain adjustment features. StockerYale has the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, determined based on the $1.07 conversion price. The Company also issued to the holder seven-year warrants to purchase shares in the following warrant amounts and exercise prices per share of common stock: 225,000 shares at $1.23 per share, 150,000 shares at $1.34 per share and 100,000 shares at $1.44 per share. The aggregate purchase price of the convertible note and warrants ($2,500,000) was allocated between the note, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $1,551,700, $546,650 and $401,650 respectively. The difference between the face amount of the convertible note of $2.5 million and the aggregate purchase price of the convertible note of $1,551,700 was recorded as a debt discount and is being amortized over the life of the convertible note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 2.7%; an expected life of five years; and an expected volatility of 114% with no dividend yield.

The Company can elect to pay monthly principal amortization in cash at 103% of the principal amount. The Company may also elect to pay both principal amortization and interest in common stock, if the market price of the stock at the time of the payment is 110% of the fixed conversion price. The Company may elect to redeem the principal amount outstanding at 120% within the first year, 115% within the second year and 110% during the third year. The principal amortization payments begin 120 days from the execution of the agreement at a rate of $78,125 per month. As of December 31, 2003, $2,430,450 was outstanding under the Convertible Note of which $937,500 has been classified as short-term debt and $1,492,950 has been classified as long-term debt. The obligation has been reported net of $802,000 related to debt discount on warrants.

45 / STKR /	2003 Form 10-K

 Part  II
Item 8

Bank of Ireland

On September 24, 2003 , StockerYale, Inc. entered into a guarantee of a Euros125,000 in connection with a credit facility provided by the Bank of Ireland to StockerYale Ireland . The credit facility provides a Euro 50,000 line of credit and a Euro 75,000 overdraft facility. The credit facility is secured by the assets of StockerYale Ireland and StockerYale, Inc.'s guarantee and bears a variable interest rate approximating 9.0%. As of December 31, 2003 , there were no outstanding borrowings under the credit facility.

TJJ Corporation

On December 27, 2002, the Company entered into a Term Note agreement with TJJ Corporation. The Term Note was a $5,000,000 three-year note due December 26, 2005, secured by the Company's Salem headquarters and bears an interest rate of 8.5%. The Company also issued warrants to purchase shares of the Company's common stock. The warrants can be exercised over a five-year period and each warrant can be exchanged for one share of common stock at a purchase price of $1.35 per share. The aggregate purchase price of the Term Note and the warrants of $5,000,000 was allocated between the Term Note and warrants based upon their relative fair market values. The purchase price assigned to the Term Note and warrants was $4,730,825 and $269,175, respectively. The difference between the face amount of the Term Note and the aggregate purchase price allocated to the Term Note of $4,730,825 was recorded as a debt discount, and is being amortized over the life of the Term Note.

On September 18, 2003, the Company entered into an agreement with TJJ Corporation amending the $5,000,000 Term Note maturing in December 26, 2005. The new agreement resulted in loan amortization commencing in October 2003 and a reduction in the stockholders' equity covenant from $22,000,000 to $20,000,000. The new principal amortization beginning in October 2003 was $100,000 per month for three months, $150,000 for the next three months and $200,000 per month for the following eleven months. As of December 31, 2003, $4,700,000, excluding debt discount of $155,833, was outstanding under the Term Note. On of February 25, 2004, the Company paid the note in full including outstanding principal and accrued interest of $4,400,000 and $25,000, respectively, with proceeds from a private placement of equity and convertible note discussed in footnote 22 of the financial statements.

National Bank of Canada

On May 26, 2003, the Company entered into a credit agreement with the National Bank of Canada replacing the facility with Toronto Dominion Bank. The new agreement provided total borrowing availability up to C$4,050,000 ($3,000,000 US), including a line of credit of C$2,500,000 ($1,850,000 US) and a ten-year term note of C$1,550,000 ($1,150,000 US). Initial proceeds were used to pay off the credit agreement with Toronto Dominion Bank.

On August 23, 2003, the Company amended its credit facility with National Bank of Canada to reduce the restricted term deposit from C$1,000,000 ($740,000 US) to C$250,000 ($185,000 US) and reduce the term loan from C$2,300,000 ($1,702,000 US) to C$1,550,000 ($1,147,000 US) . The net availability of the term loan remained the same. In addition, the bank added Canadian Provincial Government research and development tax credits as additional eligible accounts receivable, which increased the availability of the revolving credit facility by approximately C$300,000 ($222,000 US). All other terms of the credit facility remained the same, including StockerYale, Inc.'s guarantee to fund StockerYale Canada's deficits if requested by the bank.

On November 20, 2003, the credit facility was amended increasing the interest rate on the line of credit to the Canadian prime rate plus 2.00% and the term note to the Canadian prime rate plus 2.75%.

As of December 31, 2003, C$1,801,000 ($1,393,000 US) was outstanding under the line of credit and C$1,435,000 ($1,110,000 US) was outstanding under the term note. As of December 31, 2003, the interest rate on the line of credit and the term note were 7.00% and 7.75%, respectively. Annual principal payments are C$236,000 ($168,000 US).

The National Bank of Canada credit facility requires the following financial covenants, including working capital, net worth, capital expenditures, a financial coverage ratio and maximum inventory levels.

46 / STKR /	2003 Form 10-K

 Part  II
Item 8

On March 19, 2004, the Company entered into an amended agreement with the National Bank of Canada. The new agreement includes a line of credit of C$2,500,000 ($1,875,000 US) and a five-year term note of C$1,396,000 ($1,050,000 US). The amended agreement reduced the net worth covenant from C$10,800,000 in the May 26, 2003 agreement to C$8,000,000 in the March 19, 2004 agreement as of December 31, 2003. The amended agreement also requires a C$10,000,000 net worth as of September 30, 2004 and thereafter. The amended agreement also reduced the reduced the inventory component of the line of credit availability from C$750,000 to C$625,000 and requires the Company to achieve specific net profit targets throughout 2004.

Scheduled future maturities of debt and capital lease obligations for the next five years.

Year Ending December 31,	(in thousands)
2004	$8,503
2005	3,686
2006	783
2007	229
2008	194
$13,395

(14) STOCKHOLDERS' EQUITY

On May 31, 2001 , the Company completed a private placement of 1,700,000 shares of its common stock, par value $.001 per share. The Company offered these shares to eighteen purchasers at $10.25 per share. The Company did not engage any underwriters in connection with the private placement, but the Company did enter into an agreement with William Blair & Company to act as exclusive placement agent for the shares. The Company paid a commission of $1,219,750 to William Blair & Company. The private placement resulted in net proceeds to the Company of approximately $16 million. Proceeds were used for facility expansion, capital expenditures and working capital.

On March 8, 2002 , the Company completed a private placement of 1,242,600 common shares at a price of $7.76 per share, which resulted in net proceeds to the Company of approximately $9.7 million. The Company did not engage any underwriters in connection with the private placement.

On June 23, 2003 the Company completed a private placement of 1,610,000 common shares at a price of $ 0.60 per share and $270,000 of notes which resulted in net proceeds to the Company of approximately $1.2 million. The notes are convertible into common stock at $0.60 per share. The Company did not engage any underwriters in connection with the private placement.

As of December 31, 2003, there were 3,557,814 shares reserved for stock options and 1,259,957 shares reserved for warrants.

As of December 31, 2003, there were 19,957 warrants outstanding at a price of $22.50 per share, which expire in 2004; 250,000 warrants outstanding at a price of $1.35 per share, which expire in 2007; 475,000 warrants outstanding at $1.31 per share, which expire in 2010; and 515,000 warrants outstanding at $1.20 per share, which expire in 2006.

In connection with the acquisition of CorkOpt, Ltd. in 2000, the Company assumed the obligation to repay BES shareholders their investment in CorkOpt, Ltd. In 2003. The BES shareholders agreed to convert their outstanding investment into Stockeryale common shares. On November 12, 2003, the BES shareholders converted their StockerYale Ireland 265,500 shares into 319,580 StockerYale, Inc. shares.

47 / STKR /	2003 Form 10-K

 Part  II
Item 8

(15) STOCK OPTION PLANS

In March 1996, the Company adopted the 1996 Stock Option and Incentive Plan (the 1996 Option Plan) for the purpose of issuing both Incentive Options and Nonqualified Options to officers, employees and directors of the Company. A total of 1,200,000 shares of common stock are reserved for issuance under this plan.

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

48 / STKR /	2003 Form 10-K

 Part  II
Item 8

The following is a summary of the activity for the Company's stock options:
					Weighted
	Number				Average Exercise
	of shares	Price Range			Price
Outstanding at December 31, 2000	1,395,900	$0.66	-	$38.00	$4.75

Granted	1,273,010	$6.60	-	$18.13	$11.59
Forfeited/cancelled	(68,450)	$0.84	-	$32.38	$7.67
Exercised	(291,186)	$0.66	-	$0.88	$0.78
Outstanding at December 31, 2001	2,309,274	$0.69	-	$38.00	$8.92

Exercisable at December 31, 2001	559,464	$0.69	-	$38.00	$2.03

Granted	1,356,147	$0.73	-	$11.06	$4.67
Forfeited/cancelled	(385,878)	$3.78	-	$28.88	$11.38
Exercised	(75,400)	$0.75	-	$3.78	$2.88
Outstanding at December 31, 2002	3,204,143	$0.69	-	$38.00	$6.95

Exercisable at December 31, 2002	1,183,617	$0.69	-	$38.00	$6.31

Granted	631,300	$0.52	-	$1.30	$0.76
Forfeited/cancelled	(276,320)	$0.63	-	$15.75	$7.00
Exercised	(6,450)	$0.73	-	$0.81	$0.78
Outstanding at December 31, 2003	3,552,673	$0.52	-	$38.00	$5.86

Exercisable at December 31, 2003	1,714,583	$0.69	-	$38.00	$6.86

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at December 31, 2003	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2003	Weighted Average Exercise Price
$0.00	-	$3.80	1,703,664	7.5	$1.22	813,489	$1.68
$3.80	-	$7.60	747,065	7.9	$6.11	231,175	$6.20
$7.60	-	$11.40	33,499	3.8	$9.75	24,374	$9.68
$11.40	-	$15.20	941,295	6.7	$12.12	527,245	$12.23
$15.20	-	$19.00	63,875	2.8	$16.65	59,125	$16.62
$19.00	-	$22.80	47,875	3.6	$20.27	47,875	$20.27
$22.80	-	$26.60	12,000	6.6	$24.96	11,000	$24.95
$26.60	-	$34.20	3,200	0.4	$28.75	3,150	$28.78
$34.20	-	$38.00	200	6.8	$38.00	150	$38.00
			3,552,673	7.2	$5.86	1,714,583	$6.86

The Company had 74,291 and 431,371 shares available for grant as of December 31, 2003 and 2002, respectively.

During 2003 and 2002, the weighted average fair value of options granted was $0.76 and $4.67 respectively.

49 / STKR /	2003 Form 10-K

 Part  II
Item 8

(16) STOCK-BASED COMPENSATION

The Company elected to account for its stock-based compensation plan under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 2002, 2001 and 2000 using the Black-Scholes option pricing model as prescribed by SFAS No. 123, using the following weighted-average:

	2003	2002	2001
Risk-free interest rate	2.27% - 3.10%	3.38% - 5.19%	3.65% - 5.19%
Expected dividend yield	-	-	-
Expected life	5 years	5 years	5 years
Expected volatility	114%	115%	101%

The total value of options granted during 2003, 2002, and 2001 would be amortized on a pro forma basis over the vesting period of the options. Options generally vest equally over two or four years.

(17) EMPLOYEE STOCK PURCHASE PLAN

In May 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the "Stock Purchase Plan"), which permits the eligible employees of the Company and its subsidiaries to purchase shares of the Company's common stock, at a discount, through regular monthly payroll deductions of up to 10% of their pre-tax gross salary. Subject to adjustment for stock splits, stock dividends and similar events, a maximum of 100,000 shares of common stock may be issued under the Stock Purchase Plan. For the year ended December 31, 2003 and 2002, there were 18,573 and 28,086 shares issued respectively under the Stock Purchase Plan.

(18) EMPLOYEE BENEFIT PLANS

On January 17, 1994, the Company established the StockerYale 401(k) Plan (the Plan). Under the Plan, employees are allowed to make pretax retirement contributions. In addition, the Company may make matching contributions, not to exceed 100% of the employee contributions, and profit sharing contributions at its discretion. The Company made matching contributions of $35,000, $62,000, and $57,000 in fiscal years 2003, 2002, and 2001, respectively. The Company incurred costs of approximately $2,000, $2,000, and $12,000 in 2003, 2002, and 2001, respectively, to administer the Plan.

(19) COMMITMENTS AND CONTINGENCIES

The Company leases facilities and equipment under operating leases. The future minimum lease payments as of December 31, 2003 are as follows (in thousands):

For the Year Ended December 31,	Operating Leases	Capital Leases
2004	$185	$50
2005	185	18
Less interest		(4)
Total	$370	$64

Total rent expense for operating leases charged to operations was $308,000 $256,000 and $207,000 in 2003, 2002 and 2001, respectively.

50 / STKR /	2003 Form 10-K

 Part  II
Item 8

The Company is party to various legal proceedings generally incidental to its business. Although the disposition of such legal proceedings cannot be determined with certainty, it is the Company's opinion that any pending or threatened litigation will not have a material adverse effect on the Company's results of operations, cash flow or financial condition.

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

Optune Technologies, Inc.

On October 12, 2000, the Company entered into a joint venture with Dr. Nicolae Miron and formed Optune Technologies, Inc., a Quebec corporation, to develop a new class of tunable optical filters. Under the terms of this joint venture arrangement, the Company owns a 49% equity interest in Optune and the Company initially agreed to contribute an aggregate of $4,000,000 toward all operating costs of the joint venture including salaries, equipment and facility costs. The contributions were to be made over a two-year period pursuant to a fixed milestone schedule. The Company recorded 100% of the losses associated with the research and development joint venture in the accompanying statement of operations as research and development expense. The Company provided approximately $936,000 CDN ($600,000 USD) through December 31, 2001 and recorded $400,000 USD of research and development expenses related to the joint venture. During 2002, the Company has provided $394,000 CDN ($260,000 USD) of funding to the joint venture and recorded approximately $287,000 of research and development expenses related to the operating losses.

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

Innovative Specialty Optical Fiber Components LLC

In April 2001, the Company entered into a research and development joint venture agreement to form Innovative Specialty Optical Fiber Components LLC (iSOFC) with Dr. Danny Wong to develop specialty optical fiber products. In exchange for a 60% ownership interest in Innovative Specialty Optical Fiber Components LLC, the Company committed to fund up to $7.0 million over a two-year period toward all operating costs of the majority owned subsidiary, including salaries, equipment and facility costs. Innovative Specialty Optical Fiber Components LLC has been consolidated by the Company and the Company has recorded 100% of the losses associated with Innovative Specialty Optical Fiber Components LLC as research and development expense in the accompanying statement of operations. The Company provided approximately $418,000 of funding through December 31, 2001. During the twelve months ending December 31, 2002, the Company has provided $298,000 of funding and recorded $565,000 of research and development expenses relating to the operating losses for the twelve months ending December 31, 2002.

51 / STKR /	2003 Form 10-K

 Part  II
Item 8

Dr. Wong resigned from iSOFC on May 22, 2002 . In a letter sent to Dr. Wong on August 19, 2002 , iSOFC exercised its right under the Limited Liability Company Agreement to repurchase Dr. Wong's entire equity interest in the joint venture for fair market value. Although he had the right to dispute the repurchase price within ten business days, Dr. Wong did not respond to the exercise notice and the repurchase was effective as of August 29, 2002 . The purchase price for all outstanding shares owned by Dr. Wong was $10,000.

As a result, StockerYale currently owns 100% of iSOFC, which has revised its business plan to operate as a wholly-owned subsidiary of StockerYale funded on a significantly reduced "as needed" basis, and StockerYale is no longer obligated to fund up to the $7,000,000 as originally contemplated in the joint venture.

(21) SEGMENT INFORMATION

SFAS No. 131, Disclosures About Segments of an Enterprise and Related information . SFAS No. 131 requires financial and supplementary information to be disclosed on an annual and interim basis of each reportable segment of an enterprise. SFAS No. 131 also establishes standards for related disclosures about product and services, geographic areas and major customers. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief decision-making group, in making decisions how to allocate resources and assess performance. The Company's chief decision-maker is the chief executive officer.

Prior to January 1, 2002 , the Company operated in a single segment. In 2002 the Company began to operate in two segments, Illumination and Optical Components. The Company has not restated its 2001 segment disclosures as it was not practical to do so.

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

52 / STKR /	2003 Form 10-K

 Part  II
Item 8

The Corporate assets include cash and cash equivalents, buildings and furniture and fixtures.

	Year Ended December 31, 2003				Year Ended December 31, 2002

Statement of operations	Illumination	Optical Components	Total		Illumination	Optical Components	Total
Revenue	$13,127	$990	$14,117		$11,851	$1,141	$12,992
Gross profit (loss)	3,465	(521)	2,944		2,974	(1,141)	1,833
Operating loss	(4,709)	(5,623)	(10,332)		(4,193)	(11,040)	(15,233)

	As of December 31, 2003				As of December 31, 2002

Assets	Illumination	Optical Components	Corporate	Total	Illumination	Optical Components	Corporate	Total
Total current assets	$5,827	$425	$859	$7,111	$6,301	$404	$5,790	$12,495
Property,plant and equipment	978	7,847	11,725	20,550	777	9,699	13,174	23,650
Intangible assets	1,463			1,463	1,785			1,785
Goodwill	2,677			2,677	2,677			2,677
Other assets			888	888	405	59	249	713
	$10,945	$8,272	$13,472	$32,689	$11,945	$10,162	$19,213	$41,320

The Company's export sales are denominated in U.S. dollars. These sales are as follows:

Year Ended			(in thousands)
December 31,	USA	Canada	Europe	Asia	Total
2003	$ 7,331	$ 1,325	$ 3,725	$ 1,736	$ 14,117
2002	$ 7,758	$ 1,119	$ 2,869	$ 1,246	$ 12,992

The Company's long-lived assets consist of property, plant and equipment located in the following geographic locations:

Year Ended			(in thousands)
December 31,	USA	Canada	Europe	Asia	Total
2003	$ 13,386	$ 6,906	$ 223	$ 35	$ 20,550
2002	$ 16,756	$ 6,568	$ 277	$ 49	$ 23,650

53 / STKR /	2003 Form 10-K

 Part  II
Items 8 - 9a

(22) SUBSEQUENT EVENTS

On February 3, 2004, the Company completed a private placement of 2,330,129 shares of common stock with existing and new institutional investors at a price of $1.15 per share, which resulted in net proceeds to the Company of approximately $2.6 million. These institutional shareholders were also issued 582,531 warrants entitling them to purchase common stock at $1.50 per share over five years. In addition, the investors were granted 582,531 additional investment rights entitling them to purchase common stock at $1.15 per share. These rights expire ninety trading days after StockerYale completes the registration of the common stock shares.

On February 25, 2004, the Company issued a Convertible Note to Laurus Master Funds, LTD. The $4,000,000 Convertible Note matures on February 25, 2006, bears an interest rate of Prime Rate plus 2%, but no less than 6% and provides the holder with the option to convert the loan to common stock at $1.30 per share.

On February 25, 2004, the Company paid TJJ Corporation $4,425,000 representing the outstanding principal and accrued interest on the term note secured by the Company's Salem facility.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURES

In June 2002, the Company changed its independent accountants as reported in its Current Report on Form 8-K dated July 25, 2002 .

The Company's consolidated financial statements for the fiscal year ended December 29, 2001 was audited by Arthur Andersen LLP, independent accountants. On August 31, 2002, Arthur Andersen ceased practicing before the SEC. Therefore, Arthur Andersen did not participate in the preparation of this Form 10-K, did not reissue its audit report with respect to the financial statements included in this Form 10-K, and did not consent to the inclusion of its audit report in this Form 10-K. As a result, holders of the Company's securities may have no effective remedy against Arthur Andersen in connection with a material misstatement or omission in the financial statements to which its audit report relates. In addition, even if such holders were able to assert such a claim, because it has ceased operations, Arthur Andersen may fail or otherwise have insufficient assets to satisfy claims made by holders of the Company's securities that might arise under Federal securities laws or otherwise with respect to Arthur Andersen's audit report.

ITEM 9a.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to StockerYale, Inc., including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by StockerYale, Inc., in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b) Changes in internal controls

None

54 / STKR /	2003 Form 10-K

 Part  II
Items 10 - 14

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item may be found under the caption 'Principal Accountant Fees and Services" in the 2004 Proxy Statement and is incorporated herein by reference.

55 / STKR /	2003 Form 10-K

 Part  II
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

/s/ Arthur Andersen LLP
Arthur Andersen LLP
Boston , Massachusetts
February 25, 2002

STOCKERYALE, INC
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2003 , 2002 and 2001

		(Credit)
	Balance at	Charge to	Other	Balance at
	Beginning	Costs and	Charges	End
(in thousands)	of Period	Expenses	Deductions (1)	of Period
2003 Allowance for doubtful accounts	$155	$0	$(52)	$103
2002 Allowance for doubtful accounts	$128	$51	$(24)	$155
2001 Allowance for doubtful accounts	$134	$143	$(149)	$128

(1) Reflects uncollectible accounts written off.

56 / STKR /	2003 Form 10-K

 Part  II
Item 15

 FINANCIAL STATEMENTS AND SCHEDULES

None.

REPORTS ON FORM 8-K

On October 1, 2002, the Company filed a Form 8-K concerning the closing of a secured convertible note in the principal amount of $2,500,000 (the "Note") with an institutional investor on September 30, 2003.

On November 5, 2003, the Company filed a Form 8-K concerning the issuance of a press release on November 4, 2003 for the release of the Company's third quarter 2003 financial results.

EXHIBIT LISTING

Number	Description
3.1(a)	Amended and Restated Articles of Organization of StockerYale, Inc., incorporated by reference to Exhibit 3.1 of StockerYale, Inc.'s Form 10-KSB for the fiscal year ended December 31, 2000 .
3.1(b)

Amendment, dated May 24, 2001 , to the Amended and Restated Articles of Organization of StockerYale, Inc., incorporated by reference to Exhibit 3.1 of StockerYale, Inc.'s Form 10 QSB for the fiscal quarter ended June 30, 2001 .

3.2	Amended and Restated Bylaws of StockerYale, Inc., incorporated by reference to Exhibit 3.2 of StockerYale, Inc.'s Form 10-SB, as amended, filed on November 2, 1995 .
10.1(a)	1996 Stock Option and Incentive Plan, incorporated by reference to Exhibit 99.1 of the Form S-8 filed by StockerYale, Inc. on June 9, 2000 (No. 333-39080).
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

10.3(a)	2000 Stock Option and Incentive Plan, incorporated by reference to Exhibit 99.1 to the Form S-8 filed by StockerYale, Inc. on June 9, 2000 (No. 333-39082).
10.3(b)	Amendment No. 1 to the 2000 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.3(e) of StockerYale, Inc.'s Form 10 QSB for the fiscal quarter ended June 30, 2001 .
10.3(c)

Amended Form of Incentive Stock Option Agreement for employees under the 2000 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.3(f) of StockerYale, Inc.'s Form 10 QSB for the fiscal quarter ended June 30, 2001 .

10.3(d)

Amended Form of Nonqualified Stock Option Agreement for employees under the 2000 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.3(g) of StockerYale, Inc.'s Form 10 QSB for the fiscal quarter ended June 30, 2001 .

10.3(e)

Amended Form of Nonqualified Stock Option Agreement for Outside Directors under the 2000 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.3(h) of StockerYale, Inc.'s Form 10 QSB for the fiscal quarter ended June 30, 2001 .

10.4(a)	2000 Employee Stock Purchase Plan, incorporated by reference to Exhibit 99.1 to the Form S-8 filed by StockerYale, Inc. on June 9, 2000 (No. 333-39082).
10.4(b)	Amendment No. 1 to 2000 Employee Stock Purchase Plan, dated June 26, 2001, incorporated by reference to exhibit 10.4(b) of Form 10-K for the year ended December 31, 2001.

57 / STKR /	2003 Form 10-K

 Part  II
Item 15

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
10.9(a)

Subscription Agreement, dated November 17, 2000 , between StockerYale, Inc. and Optune Technologies, Inc., incorporated by reference to Exhibit 10.5(a) of StockerYale, Inc.'s Form 10 KSB for the fiscal year ended December 31, 2000 .

10.9(b)

Stockholders Agreement, dated November 17, 2000 , by and among Optune Technologies, Inc., StockerYale, Inc. and Nicolae Miron, incorporated by reference to Exhibit 10.5(b) of StockerYale, Inc.'s Form 10 KSB for the fiscal year ended December 31, 2000

10.10

Limited Liability Company Agreement of Innovative Specialty Optical Components, LLC, dated as of April 26, 2001, incorporated by reference to Exhibit 10.7 of StockerYale, Inc.'s Form 10-QSB for the fiscal quarter ended June 30, 2001.

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

10.12(b)

Mortgage Deed and Security Agreement, dated August 29, 1996 , granted by StockerYale, Inc. to Granite Bank, incorporated by reference to Exhibit 10.14(b) of StockerYale, Inc.'s Form 10-KSB for the fiscal year ended December 31, 1996

58 / STKR /	2003 Form 10-K

 Part  II
Item 15

10.12(c)

Collateral Assignment of Leases and Rents, dated August 29, 1996 , granted by StockerYale, Inc. to Granite Bank, incorporated by reference to Exhibit 10.14(c) of StockerYale, Inc.'s Form 10-KSB for the fiscal year ended December 31, 1996 .

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

10.13(c)	Amendment to Toronto Dominion Credit Facility dated December 5, 2000, incorporated by reference to Exhibit 10.13(c) of StockerYale, Inc.'s Form 10-K405 for the fiscal year ended December 31, 2001.
10.13(d)	Amendment to TD Bank credit facility, incorporated by reference to Exhibit 10.13(d) of StockerYale's Form 10-K for the year ended December 31, 2002.
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

10.14(c)

Financial Asset Security Agreement, dated as of May 1, 2001 , by and between Merrill Lynch Financial Services Inc. and StockerYale, Inc., incorporated by reference to Exhibit 10.8(c) of StockerYale, Inc.'s Form 10 QSB for the fiscal quarter ended June 30, 2001.

10.14(d)	Amendment to Merrill Lynch Line of Credit, incorporated by reference to Exhibit 10.14(d) of StockerYale's Form 10-K for the year ended December 31, 2002.
10.14(e)	Merrill Lynch Term Note, incorporated by reference to Exhibit 10.14(e) of StockerYale's Form 10-K for the year ended December 31, 2002.
10.15(a)	TJJ Corporation Term Note, incorporated by reference to Exhibit 10.15(a) of StockerYale's Form 10-K for the year ended December 31, 2002.
10.15(b)	TJJ Corporation Mortgage, incorporated by reference to Exhibit 10.15(b) of StockerYale's Form 10-K for the year ended December 31, 2002.
*10.15(c)	Amendment to Credit Facility with National Bank
*10.15(d)	Amendment to Credit Facility with Merrill Lynch
10.16	Separation Plan for Executive Officers
10.17	Form of Stock Purchase Agreement between the Investor(s) and StockerYale, Inc., incorporated by reference to Exhibit 99.1 of StockerYale's Form S-3, filed on October 17, 2003.
10.18(a)	Form of Secured Convertible Note between Laurus Master Fund, Ltd. and StockerYale, Inc., incorporated by reference to Exhibit 99.2 of StockerYale, Inc.'s Form S-3, filed on October 17, 2003.
10.18(b)	Form of Common Stock Purchase Warrant between Laurus Master Fund, Ltd. and StockerYale, Inc., incorporated by reference to Exhibit 99.3 of StockerYale, Inc.'s Form S-3, filed on October 17, 2003.
10.18(c)	Form of Securities Purchase Agreement between Laurus Master Fund, Ltd. and StockerYale, Inc., incorporated by reference to Exhibit 99.4 of StockerYale, Inc.'s Form S-3, filed on October 17, 2003.
21.1	Subsidiaries of the Company, incorporated by reference to exhibit 21.1 of Form 10-K for the year ended December 31, 2001 .
*23.2	Consent of Deloitte & Touche LLP
99.1

Letter to the Securities and Exchange Commission pursuant to Temporary Note T3 regarding Arthur Andersen LLP, incorporated by reference to Exhibit 99.1 of StockerYale, Inc.'s Form 10-K405 for the fiscal year ended December 31, 2001.

*99.2	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2003
*99.3	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2003

* Filed herewith

59 / STKR /	2003 Form 10-K

 Part  II
Item 15

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Salem, State of New Hampshire, on March 30, 2004.

STOCKERYALE, INC
By /s/ FRANCIS J. O'BRIEN
Francis J. O'Brien,
Senior Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 19, 2004.

Signature	Title
/s/ Mark W. Blodgett	Chairman of the Board of Directors, Chief Executive Officer and President
Mark W. Blodgett
/s/ Clifford Abbey	Director
Clifford Abbey
/s/ Lawrence W. Blodgett	Director
Lawrence W. Blodgett
/s/ Dietmar E. Klenner	Director
Dietmar E. Klenner
/s/ Steve E. Karol	Director
Steve E. Karol
/s/ Ray J. Oglethorpe	Director
Ray J. Oglethorpe
/s/ Francis J. O'Brien	Senior Vice President, Chief Financial Officer
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

60 / STKR /	2003 Form 10-K

 Part  II
Item 15

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
March 30, 2004

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

61 / STKR /	2003 Form 10-K

 Part  II
Item 15

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

/s/    FRANCIS J. O'BRIEN

Francis J. O'Brien,
Chief Financial Officer
March 30, 2004

62 / STKR /	END	2003 Form 10-K

EXHIBIT 23.2

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 333-65714, 333-39082, 333-39080, 333-60717, and 333-14757 of StockerYale, Inc on Form S-8 and Registration Statement Nos. 333-109790, 333-109789, 333-83762, 333-67434, 333-50408, 333-39078 and 333-60721 on Form S-3 of our report dated March 29, 2004, relating to the consolidated financial statements and supplemental schedules listed in Item 15a(2) of StockerYale, Inc. as of and for the years ended December 31, 2003 and 2002 (which report expresses an unqualified opinion and includes an explanatory paragraphs relating to i) substantial doubt with respect to the Company's ability to continue as a going concern, and ii) the change in 2002 in the method of accounting for goodwill and intangible assets and ii) the application of procedures relating to certain disclosures of financial statement amounts related to the 2001 consolidated financial statements that were audited by other auditors who have ceased operations and for which we have expressed no opinion or other form of assurance other than with respect to such disclosures) appearing in this Annual Report on Form 10-K of StockerYale, Inc. for the year ended December 31, 2003.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Boston, Massachusetts
March 29, 2004

Exhibit 23.2 / STKR	2002 FORM 10-K

EXHIBIT 99.2

CERTIFICATION

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

/s/    MARK W. BLODGETT

Mark W. Blodgett,
Chief Executive Officer
March 30, 2004

Exhibit 99.2 / STKR	END	2002 FORM 10-K

EXHIBIT 99.3

CERTIFICATION

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

/s/    FRANCIS J. O'BRIEN

Francis J. O'Brien,
Chief Financial Officer
March 30, 2004

Exhibit 99.3 / STKR	END	2002 FORM 10-K

EXHIBIT 99.4

March 19, 2004

StockerYale Canada Inc
275 Kesmark Street
Dollard Des Ormeaux, QC H9B 3J1

Attention:

Mark W. Blodgett, Chairman & CEO

Francis J O’Brien, Executive Vice President and CFO

Dear Sirs,

RE: OFFER OF FINANCING

We are pleased to present to you the terms and conditions under which National Bank of Canada (the Bank) will make the financing below available to StockerYale Canada Inc. (the Borrower) totalizing $ CDN 4,071,666;

"A" $2,500,000 Operating credit (renewal)
"B" $1,396,666 Term loan (renewal)
"C" $75,000 MasterCard BusinessCard (renewal)
>"D" $100,000 Exchange risk operating credit (renewal)

This Offer of Financing amends the former second amendment to offer of financing dated August 27, 2003 the whole without novation and derogation, except as hereinafter set forth.

1.     FACILITY “A” — OPERATING CREDIT

1.1. Credit Facility

Subject to the provisions hereof, the Bank agrees to make available to the Borrower an operating credit facility for a principal amount not exceeding CDN $2,500,000, which is to be used to finance the Borrower’s usual operating requirements.

1.2. Financing Options

Subject to the terms and conditions hereof, the Borrower may use and reuse this credit facility, up to the maximum allowed, by means of variable-rate advances.

1.3. Interest Rate

The variable-rate advances shall bear interest, from the time of disbursement until payment in full, at the Canadian Prime rate of the Bank plus 2.00%, or 6.00% as at the date hereof. Interest shall be calculated daily and payable monthly on the 26th day of each month.

1.4. Standby fees

Standby fees calculated at an annual rate of 0.50% on the unused portion of the operating credit shall be payable monthly by the Borrower.

1.5. Disbursement and Repayment

The credit facility is repayable on demand and may be reviewed periodically by the Bank, the next review being scheduled on or before April 30, 2005.

        Disbursements and payments shall be made to or collected in equal multiples of $250,000.

1.6. Financing Conditions

Notwithstanding the amount of the credit facility, the aggregate amount of advances shall at no time exceed the total of:
  75% of the Borrower’s net Canadian accounts receivable (excluding holdbacks receivable, contra or inter-company accounts, accounts of doubtful quality and those aged 90 days or more); and
  65% of the Borrower’s net U.S. accounts receivable (excluding holdbacks receivable, contra or inter-company accounts, accounts of doubtful quality and those aged 90 days or more); and
  85% of the Borrower’s net foreign accounts receivable insured by EDC (excluding holdbacks receivable, contra or inter-company accounts, accounts of doubtful quality and those aged 90 days or more); and
  25% of the Borrower's inventory (finished goods and raw materials) up to a maximum amount of $750,000. The Borrower's inventories will be calculated as declare goods less a reserve of 500,000$ for obsolete inventories;
  60% of the Borrower's R& D provincial tax credit
The value of the Borrower’s accounts receivable and inventory shall be established, from time to time, by taking into account claims ranking prior to the security of the Bank. Each month, on the 20th day of the following month, the Borrower shall furnish to the Bank a detailed list of its accounts receivable by identifying Canadian, American and foreign accounts, a detailed list of its accounts payable according to age, and a detailed list of its inventory. Fixed monthly fees of $350.00 shall be charged to the Borrower for monitoring accounts receivable and inventory and a monthly fee of $250 shall be charged for the general monitoring of the file.

2.     FACILITY “B” — TERM LOAN

2.1. Credit Facility

Subject to the provisions hereof, the Bank agrees to renew this existing a term loan for an amount of CDN $1,396,666 which is the outstanding capital balance as to the date of the present offer of financing to finance 60% of the value of the real estate on 275 Kesmark Street at Dollard Des Ormeaux.

2.2. Term

        The term of this loan expired June 26th 2008.

2.3. Interest Rate

This variable-rate loan shall bear interest from the date of disbursement until payment in full, at the Canadian Prime rate of the Bank plus 2.75%, or 6.75% as at the date hereof, calculated daily. Interest shall be payable monthly on the 26th day of each month as of the 26th day of the month following the disbursement.

2.4. Disbursement

The Borrower shall use the amount made available to it subject to meeting the conditions specified herein and executing any document that may reasonably be requested by the Bank, including, but not limited to, a term note. Any sum hereunder which has not been advanced to the Borrower on that date shall no longer be available to the Borrower and the Bank shall have no further obligation to advance such sum to the Borrower.

2.5. Repayment

The Borrower shall repay the principal of this term loan based on equal and consecutive monthly instalments of $19,166.67, which shall be payable on the 26th day of each month as of the month following the first disbursement. The balance of principal($419,166.47) interest, fees and incidental charges on the loan shall be repaid in full with the last instalment, namely, on the term expiry date June 26th 2008, without further notice.

2.6. Prepayment

The Borrower may repay all or part of the variable-rate term loan at any time without penalty provided the repayment is from funds generated by the company or from the proceeds of a capital stock issue. If repayment is directly or indirectly from any other source, a penalty of three months’ interest shall then be payable and deducted by the Bank from the repayment. Partial repayments shall be applied to the last instalment of principal and/or interest or to any other sum due by the Borrower, at the Bank’s discretion.

3.     FACILITY ” C ” – MASTERCARD BUSINESSCARD

        The MasterCard BusinessCard shall be issued for business development purposes.

4.     FACILITY “D ” — EXCHANGE RISK OPERATING CREDIT

4.1. Credit Facility

Subject to the terms and conditions hereof, the Bank agrees to renew the currency conversion risk facility previously made available to the Borrower for an amount not exceeding CDN $100,000, which shall serve to enable the Borrower to conclude transactions with the Bank for contracts with respect to the sale or purchase of foreign currencies freely negotiated by the Bank, the whole subject to the following conditions:

4.1.1.

The Borrower may sell or buy foreign currencies through the Bank, giving prior notice thereof to the Bank, in accordance with the customs and practices of the market, specifying the amount, currency and effective date of delivery of the chosen currency;

4.1.2.

The maximum amount of foreign currency which the Borrower may sell or buy by reason hereof shall not exceed the permitted amount, as determined hereinafter; the said permitted amount shall be determined by the Bank by multiplying the face value of the chosen currency by the level of risk, as per the schedule in effect at the Bank expressed as a percentage (for illustration purposes only: chosen currency $50,000 at a risk level of 10% equals a currency conversion risk amount of $5,000);

4.1.3.

The Borrower undertakes to deposit in its US$ current account held at the Bank sufficient amounts to pay for the foreign currencies bought or sold, no later than on the date of their delivery, failing which, the Bank shall be authorized to make a variable-rate advance in Canadian dollars under Credit Facility E hereof for an amount equal to the US$ amount necessary to pay for said currencies and any fees and expenses incurred by the Bank due to insufficient funds in the Borrower’s US$ current account on the date of delivery.

.	Moreover, if such advance exceeds the credit amount authorized under Credit Facility E, the Bank shall then be authorized to debit said current account for an amount equal to such excess amount; all overdrafts in the Borrower’s current account shall bear interest, until payment in full, at the rate on overdrafts prevailing from time to time at the Bank;

4.1.4.

The Borrower shall execute, upon presentation, any agreement, contract, document or other writing required by the Bank, including, without limitation, the International Swap and Derivatives Association (ISDA) contract, the International Foreign Exchange Master Agreement (IFEMA) and confirmation, as applicable, of such contract, in accordance with the documents in use at the Bank, providing for, inter alia, the terms and conditions, amount, currency and fees payable to the Bank;

4.1.5.

Acceptance by the Bank of any request for the sale or purchase of foreign currencies is subject to the availability of such funds on the foreign exchange market and approval of each request is at the Bank’s discretion.

4.2.	Term

This credit facility may be revised from time to time by the Bank and may be revoked by the Bank at any time.

5.     SECURITY

As a general and continuing security for the performance by the Borrower of all its obligations, present and future, towards the Bank, including, without limitation, the repayment of advances granted hereunder and the payment of interest, fees and incidental charges provided for hereunder and under the security documents, the Borrower undertakes to grant to the Bank the following security, if deemed satisfactory by the Bank, in accordance with the forms in use at the Bank:

5.1.	Facilities “A & D”

5.1.1.

First-ranking general movable hypothec of $2,600,000 on the universality of the Borrower’s inventory and accounts receivable, present and future, wherever the inventory and debtors of these receivables are located;

5.1.2.	The security on all goods in inventory under section 427 of the Bank Act;

5.2.	Facility “B”

5.2.1.	First-ranking general immovable hypothec on the land and building of $2,300,000;

5.2.2.	First-ranking general movable hypothec of $2,300,000 on all the customer’s equipment and office furniture, present and future

5.2.3.	Fired Insurance policy on the building

5.3.	Facilities “A” and ” B “

5.3.1.	Commitment from the mother-company to refund losses if occurred within 30 days of the bank request.

5.3.2.	Hypothecation of securities on a term deposit in the amount of CDN $250,000 held at the National Bank ;

* At the end of the 2004 financial year, the term deposit of 250,000$ will be released on presentation of auditor financials statements if the borrower reaches 90% of its projections of EBITDA and net profit, show 3 subsequent quarter of positive EBITDA and is in compliance with other terms and conditions.

5.3.3.

First-ranking general movable hypothec of $ 4,800,000 on all the Client’s corporeal and incorporeal movable property (including intellectual property), present and future, regardless of the location of such property;

5.3.4.	Subordination agreement of Stockeryale US’s advances.

6.     REPRESENTATIONS AND WARRANTIES OF THE BORROWER

The Borrower represents and warrants to the Bank that:

6.1.

It is a duly constituted or incorporated, and registered and organized business in compliance with the legislation governing it, and that it has the powers, permits and licenses required to operate its business or enterprise and to own, manage and administer its property;

6.2.	It is not involved in any dispute or legal proceedings likely to materially affect its financial position or its capacity to operate its business;

6.3.

It has valid title to all its goods and property, which have a good market value and are free and clear of any prior claims, mortgages, hypothecs, charges or other similar encumbrances other than the mortgages, hypothecs and other charges previously granted to the Bank;

6.4.

It is not in default under the contracts to which it is a party or under the applicable legislation and regulations governing the operation of its business or its property, including, without limitation, all environmental requirements; and

6.5.

Any taxes, assessments, deductions at source, income taxes or other levies, the payment of which is secured by a legal privilege, prior claim or legal hypothec, have been/will be paid by the Borrower without subrogation or consolidation.

7.     CONDITIONS PRECEDENT TO ANY DISBURSEMENT OF FUNDS

Before any disbursement, renewal or maintenance of this credit facility, the Borrower shall meet the following conditions to the satisfaction of the Bank:

7.1.	The Borrower shall sign all documents that the Bank may reasonably request in order to give full effect to the provisions hereof;

7.2.

The Borrower and the guarantors, as applicable, shall meet all of the conditions hereof and execute all documents that the Bank may reasonably request in order to give full effect to the provisions hereof;

7.3.	All collateral security shall be duly published in accordance with the above-mentioned ranking and any other required formality shall be fulfilled, as applicable;

7.4.

The Borrower shall furnish to the Bank any other document, certificate and opinion that it may reasonably require, including, but not limited to, any incorporating instrument related to the Borrower and the guarantor, and any other document and opinion related to the hypothecated property, as applicable;

7.5.	The Borrower shall present its audited financial statements dated December 31, 2003 showing no material change compared to the in-house financial statements

8.      POSITIVE COVENANTS

        During the entire term of this financing agreement, the Borrower shall:

8.1.	Use the proceeds of the financing for the purposes provided for herein;

8.2.	Operate its business in a diligent and continuous manner;

8.3.	Keep and maintain proper books of account and other accounting records in accordance with generally accepted accounting principles;

8.4.	Furnish to the Bank its internal quartely financial statements within 20 days of the end of each quarter;

8.5.	Furnish to the Bank two copies of its audited annual financial statements within 90 days of the end of its fiscal year;

8.6.

At all times, give the Bank’s representatives the right to inspect its establishments and provide access thereto, and further permit the Bank’s representatives to examine its books of account and other records, and take excerpts therefrom or make copies thereof;

8.7.	Maintain, at all times, insurance coverage on its property against loss or damage caused by fire and any other risk as is customarily maintained by companies carrying on a similar business;

8.8.	Maintain, at the end of each quarter for the duration of this financing agreement, the following financial ratios:

8.8.1.	a working capital ratio greater than 1.1:1 at all time and 1.50:1.00 at September 30, 2004 and thereafter; this is defined as total current assets over total current liabilities;

8.8.2.

net worth greater than or equal to $8,000,000 at all time and greater than or equal to $10,000,000 at September 30, 2004 and thereafter and a ratio of total debt to tangible network of less than 1.0.1; net worth is defined as total shareholder equity and advances subordinated to the Bank less advances to directors and affiliated companies, less intangible assets;

8.8.3.	maximum of $ 75,000 in capital expenditures;

8.8.4.	a minimum coverage ratio of 1.1 ( EBITDA – non financed CAPEX – Dividends / Capital + interest) at December 31, 2005 and thereafter;

8.8.5.

The Borrower shall respect the cumulative net profit indicated in the budgeted income statement for the year ending December 31, 2004 up to a maximum deviation of $150,000 CAN. If not respected, this event will constitute a default.

8.9.	Pay, when due, all taxes, assessments, deductions at source, income tax or levies for which payment is guaranteed by legal privilege or legal hypothec, without subrogation or consolidation;

8.10.	Furnish to the Bank any other document that it may reasonably require;

8.11.	Conduct all or the greater part of its banking business with the Bank;

8.12.	Obtain and maintain in effect the permits and licences required for the operation of its company;

8.13.	Notify the Bank forthwith of any default or event which, following a notice or on expiry of a deadline, could constitute an event of default.

9.      NEGATIVE COVENANTS

The Borrower undertakes to refrain from carrying out the following transactions or operations without obtaining the prior written consent of the Bank:

9.1.	Materially change the nature of its operations or business;

9.2.	Change the control of the company, merge with another company, dissolve or wind up the company;

9.3.	Create or permit the existence of security interests in property granted as security to the Bank;

9.4.	Grant advances to its officers, directors, shareholders or persons with no relation to the normal course of its business;

9.5.	Grant financial assistance, an investment or a guarantee on behalf a third party;

9.6.	Declare or pay out dividends on its shares, purchase or sell its shares, or otherwise reduce its capital.

10.      ENVIRONMENTAL OBLIGATIONS

10.1.

The Borrower shall comply with the requirements of all legislative and regulatory environmental provisions (the “Environmental Requirements”) and shall at all times maintain the authorizations, permits and certificates required under these provisions.

10.2.

The Borrower shall immediately notify the Bank in the event a contaminant spill or emission occurs or is discovered with respect to its property, operations or those of any neighbouring property. In addition, it shall report to the Bank forthwith any notice, order, decree or fine that it may receive or be ordered to pay with respect to the Environmental Requirements relating to its business or property.

10.3.

At the request of and in accordance with the conditions set forth by the Bank, the Borrower shall, at its own cost, provide any information or document which the Bank may require with respect to its environmental situation, including any study or report prepared by a firm acceptable to the Bank. In the event that such studies or reports reveal that any Environmental Requirements are not being respected, the Borrower shall effect the necessary work to ensure that its business and property comply with the Environmental Requirements within a period acceptable to the Bank.

10.4.	The Borrower undertakes to indemnify the Bank for any damage which the Bank may suffer or any liability which it may incur as a result of any non-compliance with Environmental Requirements.

10.5.

The provisions, undertakings and indemnification set out in this section shall survive the satisfaction and release of the security, and payment and satisfaction of the indebtedness and liability of the Borrower to the Bank pursuant to the terms hereof.

11.     DEFAULT

11.1.	Events of Default

        The occurrence of one or more of the following events shall constitute a default under this Offer:

11.1.1.

If the Borrower fails to make a payment of principal, interest, fees, incidental charges or any other amount which may become due hereunder or under any of the security documents, when they become due and payable;

11.1.2.	If the Borrower and/or the guarantors fail to perform or otherwise breach any obligation hereunder or pursuant to any of the security documents or any other related document;

11.1.3.

If the Borrower and/or any guarantor, if applicable, becomes insolvent, bankrupt or is in the process of winding up, assigns its assets for the benefit of its creditors, files a proposal or gives notice of its intention to file such proposal or if a material, adverse change occurs in the financial position or operations of the Borrower;

11.1.4.

If proceedings are instituted by the Borrower and/or any guarantor, if applicable, or a third party for the Borrower’s and/or any guarantor’s dissolution, winding-up or reorganization of its operations or the arrangement or readjustment of its debts;

11.1.5.

If a creditor, trustee in bankruptcy, sequestrator, receiver or trustee takes possession of the Borrower’s and/or any guarantor’s assets or, in the opinion of the Bank, a major portion thereof or if such assets are subject to a prior notice of the exercise of a hypothecary right or a notice to withdraw authorization to collect claims or are seized;

11.1.6.

If the Borrower and/or any guarantor is in default under the terms of any other contracts, agreements or writings with the Bank or any other bank or financial institution or any other creditor with rights to the assets of the Borrower and/or any guarantor, as applicable;

11.1.7.

If any representation or warranty made by the Borrower and/or any guarantor herein or in a security document or any other document furnished to the Bank in connection herewith proves to be incorrect or erroneous; or

11.1.8.

If the Bank receives from any present or future guarantor a notice proposing to terminate, limit or otherwise modify such guarantor’s liability hereunder, under a security document, or under any other related document.

11.2.	Rights and Remedies of the Bank in the Event of Default

        Subject to its other rights and remedies, in the event of default:

11.2.1.

The Bank may declare due and payable all of the Borrower’s monetary obligations that have not matured and may claim from the Borrower and/or any guarantor, without any other notice, the immediate payment of principal, interest, fees and incidental charges, including all the expenses incurred by the Bank for the purposes of collecting or protecting the debt, and the execution of any other obligation of the Borrower and/or any guarantor;

11.2.2.	The Borrower shall lose all rights and privileges hereunder, including, but not limited to, the right to receive additional advances;

11.2.3.

The Bank may charge the Borrower reasonable fees for analysis, administration and follow-up and may even incur and pay any reasonable sum for services rendered (including legal, accounting and any other professional fees for which services may be required or deemed necessary) in relation to the realization, sale, transfer, delivery or payment to be made with respect to exercising all security held by the Bank and may retain such fees and disbursements from the proceeds of the realization of security;

11.2.4.

Any amount collected or received by the Bank, including the balance of the proceeds of any security realized, may be retained by the Bank and may, at the Bank’s option, be applied to any part of the debt owed by the Borrower to the Bank;

11.2.5.

Any sum incurred and paid by the Bank in order to realize, protect or preserve any security pledged by the Borrower to the Bank under this agreement or required by law shall bear interest at the Canadian Prime rate of the Bank, plus 3% annually until said sum is paid;

11.2.6.

The foregoing provisions shall be applied regardless of whether any of the bearers of bankers’ acceptances, issued under the terms and conditions hereof, has requested full or partial payment or has requested only partial payment from the Bank.

11.3.	Waiver, Omission and Cumulative Remedies

11.3.1.

The Bank may set deadlines, take or waive security, accept compromises, grant a discharge and recognition of cancellation and do business with the Borrower as it deems appropriate without such action reducing the Borrower’s responsibility or affecting the rights of the Bank with respect to the security provided hereunder.

11.3.2.

Any omission on the part of the Bank to notify the Borrower and/or any guarantor of any case of default under the terms and conditions hereof or to exercise its rights hereunder shall not be considered a waiver on the part of the Bank of its right to exercise its recourse in such case of default or to exercise any right.

11.3.3.

Acceptance by the Bank, following a default by the Borrower, of an amount owed to it, or the exercise by the Bank of any recourse or right shall not prevent the Bank from exercising any other right or recourse, the rights and recourses of the Bank being cumulative and non-interchangeable, and in addition to and not in substitution of, any other right or recourse by the Bank, whether by agreement or otherwise provided for by law.

12.     SUNDRY

12.1.	Definitions

        For the purposes hereof, the terms and expressions hereinafter listed shall be defined as follows:

“Canadian prime rate” means the annual variable interest rate published by the Bank from time to time and used by the Bank to determine the interest rates on commercial loans granted by it in Canadian dollars in Canada.

12.2.	Accounting Terms

Each accounting term used herein shall have the meaning ascribed to it in accordance with the generally accepted accounting principles of the Canadian Institute of Chartered Accountants.

12.3.	Currency and Place of Payment

All sums due by the Borrower hereunder must be paid by the Borrower to the Bank in Canadian dollars.

12.4.	Calculation of Interest and Arrears

12.4.1.	Unless otherwise provided for herein, interest on any amount due hereunder shall be calculated daily and not in advance on the basis of a 365-day year.

12.4.2.

For the purposes of the Interest Act (Canada) in the case of a leap year, the annual interest rate corresponding to the interest calculated on the basis of a 365-day year is equal to the interest rate thus calculated multiplied by 366 and divided by 365.

12.4.3.

Any amount of principal, interest, commission or discount or an amount of any other nature remaining unpaid at maturity shall bear interest at the rate provided for herein, it being understood that said interest rate on arrears shall not exceed the maximum rate provided for by law, if applicable.

12.4.4.	Interest on arrears shall be compounded monthly and payable on demand.

12.5.	Additional Charges

        The Borrower undertakes to pay the Bank the charges below, as determined by the Bank:

12.5.1.

In the event that a law, regulation, administrative policy or guideline results in an increase in the cost of credit for the Bank (particularly as a result of the imposition of reserves, taxes or requirements with respect to the Bank’s capital adequacy), the Borrower shall pay this additional cost on demand; and

12.5.2.

The Borrower shall pay all taxes or additional charges that could result from the application of the goods and services tax (Canada), the provincial sales tax (Quebec), or any other similar federal, provincial or municipal law.

12.6.	Assignment

No rights or obligations of the Borrower hereunder and no proceeds of the loan may be transferred or assigned by the Borrower. Any such transfer or assignment shall be null and void insofar as the Bank is concerned and shall render any balance then outstanding on the loan immediately due and payable at the Bank’s option and release the Bank from any and all obligations of making any further advances hereunder.

12.7.	Records

The Bank shall keep records evidencing the transactions performed hereunder. Such records shall be presumed to reflect these transactions and shall constitute conclusive evidence of the amounts due to the Bank.

12.8.	Account Debits

The Borrower irrevocably authorizes the Bank to debit periodically or from time to time any bank account it maintains at the Bank in order to pay all or part of the amounts it may owe to the Bank hereunder.

12.9.	Non-Business Day

If the date provided for an instalment of principal or interest hereunder is not a business day, such instalment shall be paid on the first business day thereafter.

12.10.	Final Agreement

Upon its acceptance and execution by the Borrower, this Offer shall constitute the final agreement between the parties, with the exception of any subsequent written amendments agreed to by the parties, and shall supersede any other previous verbal or written agreement between the parties with respect to the financing provided for herein.

Notwithstanding the foregoing, this Offer does not create novation or an exception to the mortgages, hypothecs, rights and remedies of the Bank under the deeds, notes and security documents required hereunder which were signed by the Borrower or the guarantor prior to the date hereof. The Borrower hereby acknowledges and declares that the mortgages, hypothecs, rights and remedies of the Bank under said deeds, notes and security documents have not been amended and that they secure its obligations hereunder.

12.11.	Other Documents

The Borrower and the guarantors, if applicable, shall do all things and execute all documents deemed necessary or appropriate by the Bank for the purposes of giving full force and effect to the terms, conditions, undertakings and security granted or to be granted hereunder.

12.12.	Joint and Several Liability/Solidarity

If more than one person is designated as the Borrower or the guarantor, each such person shall be jointly and severally or solidarily liable for the obligations set out herein and in the security documents.

12.13.	Validity of Provisions Hereof

Any court decision to the effect that any of the provisions hereof is null or void in no way affects the remaining provisions hereof or their validity or executory force.

12.14.	Review

The terms and conditions of the credits granted by the Bank to the Borrower hereunder are subject to a periodic review, at the Bank’s discretion.

12.15.	Amendments

Any amendment to this Offer or resulting waiver of a right hereunder is without effect unless it is explicitly stated in a written document signed by the parties.

12.16.	Copies

This Offer may be signed in an indeterminate number of copies, each of which is deemed to constitute an original, but all of which constitute a single document.

13.     ACCESS TO INFORMATION

The Borrower and the guarantors hereby authorize any personal information agent, financial institution, creditor, tax authority, employer or any other person, including any public entity, holding information concerning the Borrower or its assets, more particularly any financial information or information with respect to any undertaking or suretyship given by the Borrower, to supply such information to the Bank in order to verify the accuracy of all information furnished or to be furnished from time to time to the Bank and to ensure the solvency of the Borrower at all times.

14.     FEES

        Non-refundable fees of $25,000 shall be payable upon acceptance of this Offer.

Notwithstanding the foregoing, during the formal annual review of the Borrower’s credit(s), the Bank may, subject to the Borrower’s acceptance of the renewal offer, amend the amount of said fees and apply them retroactively to the anniversary date of the previous renewal.

Any fees and legal costs incurred in the preparation and registration or publication of the security documents and any other document related thereto shall be payable by the Borrower whether or not the financing is completed.

A monthly late fee of $100.00 shall be automatically collected if the interim financial statements and/or lists of receivables and inventories are not produced by the prescribed date, i.e., no later than the 20th day of the following month.

If, during a given month, the Bank temporarily tolerates a deficit in the security coverage of the Borrower’s advances in the form of accounts receivable and inventories, such deficit shall be tolerated as an overdraft at a rate of 21%.

Annual review fees shall be collected on the review date for analyzing annual financial statements and for verifying that the conditions of the authorization and Offer of Financing are being respected.

15.     GOVERNING LAW

        This Offer shall be construed and governed in accordance with the laws of the Province of Quebec.

If this Offer is satisfactory, please indicate your approval by returning to us the copy attached in this regard, duly signed and initialled on each page, before 5:00 p.m. on March 31, 2004. After that date, the Bank reserves the right to cancel or modify this Offer, without notice.

        We trust that our financial support will contribute to the success of your company.

Yours very truly,

NATIONAL BANK OF CANADA

By:
	Manon Daigneault	Jean-Guy Paris
	Account Manager	Senior Manager
(514) 394-6864

ACCEPTANCE

We declare that we have read this Offer of Financing dated __________________2004 and we accept the terms, conditions and obligations hereof.

Executed at _____________________, province of Quebec, this __________ day of ________________, 2004.

StockerYale Canada Inc.

By:
By:
Title:

COMMITMENT FROM STOCKERYALE

We declare that we have read clause ________ of this Offer of financing and we accept the terms and conditions.

StockerYale, Inc.

By:
By:
Title:

Exhibit 99.4 / STKR	END	2002 FORM 10-K

EXHIBIT 99.5

March 25, 2004

StockerYale, Inc.
32 Hampshire Road
Salem, NH 03079

Ladies & Gentlemen:

This Letter Agreement will serve to confirm certain agreements of Merrill Lynch Business Financial Services Inc. ("MLBFS") and Stockeryale, Inc. ("Customer") with respect to: (i) that certain WCMA LOAN AND SECURITY AGREEMENT NO. 794-07F01 between MLBFS and Customer (including any previous amendments and extensions thereof) , (ii) that certain TERM LOAN AND SECURITY AGREEMENT between MLBFS and Customer dated as of October 21, 2003, (iii) that certain COLLATERAL INSTALLMENT NOTE between MLBFS and Customer dated as of October 21, 2003, and (iv) that certain UNCONDITIONAL GUARANTY dated as of October 21, 2003 from Mark W. Blodgett and (v) all other agreements between MLBFS and Customer or any party who has guaranteed or provided collateral for Customer's obligations to MLBFS (a

"Guarantor") in connection therewith (collectively, the "Loan Documents"). Capitalized terms used herein and not defined herein shall have the meaning set forth in the Loan Documents.

Subject to the terms hereof, effective as of the "Effective Date" (as defined below), the Loan Documents are hereby amended as follows:

(a) The "Maturity Date" of the WCMA Line of Credit, referenced in that certain WCMA LOAN AND SECURITY AGREEMENT NO. 794-07F01 , is hereby amended to be "June 30, 2004."

(b) The term "Interest Rate", referenced in that certain WCMA LOAN AND SECURITY AGREEMENT NO. 794-07F01 and referenced in that certain COLLATERAL INSTALLMENT NOTE dated as of October 21, 2003, shall mean " a variable per annum rate of interest equal to the sum of 7.50% and the One-Month LIBOR ." "One-Month LIBOR" shall mean, as of the date of any determination, the interest rate then most recently published in the "Money Rates" section of The Wall Street Journal as the one-month London Interbank Offered Rate. The Interest Rate will change as of the date of publication in The Wall Street Journal of a One-Month LIBOR that is different from that published on the preceding Business Day. In the event that The Wall Street Journal shall, for any reason, fail or cease to publish the One-Month LIBOR, MLBFS will choose a reasonably comparable index or source to use as the basis for the Interest Rate.

(c) "Covenant Waiver Fee" shall mean the fee charged in conjunction with this waiver and amendment. The covenant waiver fee shall be $10,000.00. Customer hereby authorizes and directs MLBFS to charge said amount to WCMA Account No. 794-07F01 on or at any time after the Effective Date.

Waiver of Existing Covenant Defaults:

RECITALS

1. On October 21, 2003, MLBFS entered into an amendment and extension of the Loan Documents with the Customer and Guarantor secured by, among other things, substantially all of the assets of Customer and Guarantor.

2. On October 21, 2003, the Loan Documents Amendment and Extension, together with the Term Loan and Security Agreement, require certain Other Covenants. Among the Other Covenants are certain terms and conditions that require the Negative Pledge of the property commonly known as 32 Hampshire Road, Salem, NH 03079. Additionally, Other Covenants include certain restrictions and requirements regarding the Application of Proceeds. Finally, there is an additional Other Covenant, No Additional Debt, that restricts borrowings of the Customer without the consent of MLBFS.

3. The Negative Pledge covenant requires that except upon the prior written consent of MLBFS, Customer shall not directly or indirectly cause or permit the assignment, transfer, mortgage, encumbrance or pledge to anyone other than MLBFS of, or the granting of a lien or security interest to anyone other than MLBFS on, any of its assets or property, including the real estate commonly known as 32 Hampshire Road, Salem, NH 03079, whether now owned or existing or hereafter acquired or arising.

4. The Application of Proceeds covenant requires that 50% of the Net Proceeds from Equity Offerings related to the Private Placement of Equity shall be applied first as a permanent debt payment to the Term Loan and then as a permanent debt payment to the Line of Credit.

5. The No Additional Debt covenant requires that except upon the prior written consent of MLBFS, Customer shall not directly or indirectly incur or permit to exist any debt of Customer for borrowed money or the lease under a capital lease or deferred purchase price of real or personal property other than: (i) debt to MLBFS, and (ii) debt existing as of the date of and reflected on the last financial statements of Customer submitted to MLBFS prior to the date hereof and not refinanced by MLBFS.

6. On or about February 26, 2004, MLBFS discovered, without prior notice from Customer, that Customer completed a $6.6 million financing package ("2004 Financing Package"). The 2004 Financing Package consisted of $4 million in convertible notes and $2.6 million of common stock. MLBFS also discovered that the proceeds were used to refinance the mortgage on its Salem, NH property.

7. In March 2004, MLBFS had conversations with the Customer and Guarantor regarding the 2004 Financing Package, the Negative Pledge, the Applications of Proceeds, and the No Additional Debt covenants. During these conversations, Customer requested that MLBFS: (i) forbear from any actions that it is entitled under the Loan Documents with respect to the 2004 Financing Package, the Negative Pledge, the Application of Proceeds, and the No Additional Debt covenants, (ii) provide a waiver of any events of default that may have resulted from the 2004 Financing Package and (ii) permit Customer to fully repay the Obligations over time a short period of time that will enable MLBFS to be paid in full and exit the transactions contemplated by the Loan Documents on or before May 31, 2004 or such later date shall elect in its sole discretion on written notice to Obligors (the "Pay-Off Date").

8. Although MLBFS is under no obligation to do so, MLBFS is willing, on the terms and subject to the conditions contained in this letter agreement, to waive the events of default that may have arisen due to the 2004 Financing Package, and are continuing under the Loan Documents, as set forth in Schedule 1 hereto (collectively, "Existing Defaults"); and to continue to defer the full and immediate collection of all amounts that are outstanding under the Loan Documents until the earlier of the Maturity Date or Pay-Off Date. With respect to covenant compliance, MLBFS consents to waive the Existing Defaults for the periods ending 12/31/03 and 3/31/04 only. MLBFS requires strict compliance of these and all other covenants that pertain to the Loan Agreement between MLBFS and Customer at all times thereafter.

Except as expressly amended hereby, the Loan Documents shall continue in full force and effect upon all of their terms and conditions.

By his execution of this Letter Agreement, the below-named Guarantor hereby consents to the foregoing modifications to the Loan Documents, and hereby agrees that the "Obligations" under his Unconditional Guaranty and/or agreements providing collateral shall extend to and include the Obligations of Customer under the Loan Documents, as amended hereby.

Customer and said Guarantor acknowledge, warrant and agree, as a primary inducement to MLBFS to enter into this Agreement, that: (a) no Default or Event of Default, other that the Existing Defaults, have occurred and is continuing under the Loan Documents; (b) each of the warranties of Customer in the Loan Documents are true and correct as of the date hereof and shall be deemed remade as of the date hereof; (c) neither Customer nor said Guarantor have any claim against MLBFS or any of its affiliates arising out of or in connection with the Loan Documents or any other matter whatsoever; and(d) neither Customer nor said Guarantor have any defense to payment of any amounts owing, or any right of counterclaim for any reason under, the Loan Documents.

MLBFS requests that as soon as feasible Customer furnish to MLBFS the following item (however, the Effective Date of this Letter Agreement is not conditioned upon the receipt of the such item):

Executed Proposal Letter from Cove Partners LLC that contemplates the financing package that will pay-off the MLBFS loan facilities.

Executed Commitment Letter from Cove Partners LLC or Laurus Master Fund that commits to the financing package that will pay-off the MLBFS loan facilities.

Provided that no Event of Default, other that the Existing Defaults, or event which with the giving of notice, passage of time, or both, would constitute an Event of Default, shall then have occurred and be continuing under the terms of the Loan Documents, and the condition specified above shall have been met to our satisfaction, the amendments and agreements in this Letter Agreement will become effective on the date (the "Effective Date") upon which: (a) Customer and the Guarantor shall have executed and returned the duplicate copy of this Letter Agreement enclosed herewith; and (b) an officer of MLBFS shall have reviewed and approved this Letter Agreement as being consistent in all respects with the original internal authorization hereof.

Notwithstanding the foregoing, if Customer and the Guarantor do not execute and return the duplicate copy of this Letter Agreement within 3 days from the date hereof, or if for any other reason (other than the sole fault of MLBFS) the Effective Date shall not occur within said 3-day period, then all of said amendments and agreements will, at the sole option of MLBFS, be void.

Very truly yours,

Merrill Lynch Business Financial Services Inc.

By: /s/ Edmond Blough

Edmond Blough
Vice President

Accepted:

StockerYale, Inc.

By: _______________________________

Printed Name: ________________________________

Title: ________________________________

Approved:

________________________________

Mark W. Blodgett

Schedule 1

Existing Defaults

Events of Default resulting from Obligors' failure to comply with the terms set forth in the Negative Pledge section of the loan documents.

Events of Default resulting from Obligors' failure to comply with the terms set forth in the Application of Proceeds section of the loan documents.

Events of Default resulting from Obligors' failure to comply with the terms set forth in the No Additional Debt section of the loan documents.

Exhibit 99.5 / STKR	END	2002 FORM 10-K