Form 10-K/A
period 2003-12-31
STOCKERYALE INC
filed 2004-04-13
CIK 94538

United States Securities and Exchange Commission
Washington, D.C. 20549

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 17, 2004 are incorporated by reference into Part III.

1 / STKR /	2003 Form 10-K

This amendment is being filed to ensure that the chief executive officer and chief financial officer certifications are reflected as exhibits 31 and 32 to StockerYale, Inc.'s (the "Company") Form 10-K for the fiscal year ended December 31, 2003. Although the certifications required by Rule 13a-14(a) and Rule 15d-14(a) were previously filed with the text of the Form 10-K, the Company inadvertently did not reflect that these certifications should be exhibits 31.1 and 31.2 and the Company inadvertently included a copy of those certifications as exhibits in lieu of the certifications required by 18 U.S.C. Section 1350, which are furnished in this amendment as exhibits 32.1 and 32.2.

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

/s/ Arthur Andersen LLP
Arthur Andersen LLP
Boston, Massachusetts
February 25, 2002

STOCKERYALE, INC
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2003, 2002 and 2001

		(Credit)
	Balance at	Charge to	Other	Balance at
	Beginning	Costs and	Charges	End
(in thousands)	of Period	Expenses	Deductions (1)	of Period
2003 Allowance for doubtful accounts	$155	$0	$(52)	$103
2002 Allowance for doubtful accounts	$128	$51	$(24)	$155
2001 Allowance for doubtful accounts	$134	$143	$(149)	$128

(1) Reflects uncollectible accounts written off.

2 / STKR /	2003 Form 10-K

 Part  IV
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
3.1(b)

Amendment, dated May 24, 2001, to the Amended and Restated Articles of Organization of StockerYale, Inc., incorporated by reference to Exhibit 3.1 of StockerYale, Inc.'s Form 10-QSB for the fiscal quarter ended June 30, 2001 .

3.2	Amended and Restated Bylaws of StockerYale, Inc., incorporated by reference to Exhibit 3.2 of StockerYale, Inc.'s Form 10-SB, as amended, filed on November 2, 1995 .
10.1(a)	1996 Stock Option and Incentive Plan, incorporated by reference to Exhibit 99.1 of the Form S-8 filed by StockerYale, Inc. on June 9, 2000 (No. 333-39080).
10.1(b)	Form of Incentive Option Agreement for employees under the 1996 Stock Option and Incentive Plan, incorporated by reference to exhibit 10.1(b) of Form 10-K for the year ended December 31, 2001.
10.1(c)	Form of Nonqualified Option Agreement for employees under the 1996 Stock Option and Incentive Plan, incorporated by reference to exhibit 10.1(c) of Form 10-K for the year ended December 31, 2001.
10.1(d)

Form of Nonqualified Option Agreement for non-employee directors under the 1996 Stock Option and Incentive Plan, incorporated by reference to exhibit 10.1(d) of Form 10-K for the year ended December 31, 2001.

10.2

Form of Option Agreement for Outside Directors outside the Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit 10.9 of StockerYale, Inc.'s Form 10-SB, as amended, filed on November 2, 1995.

10.3(a)	2000 Stock Option and Incentive Plan, incorporated by reference to Exhibit 99.1 to the Form S-8 filed by StockerYale, Inc. on June 9, 2000 (No. 333-39082).
10.3(b)	Amendment No. 1 to the 2000 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.3(e) of StockerYale, Inc.'s Form 10-QSB for the fiscal quarter ended June 30, 2001 .
10.3(c)

Amended Form of Incentive Stock Option Agreement for employees under the 2000 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.3(f) of StockerYale, Inc.'s Form 10-QSB for the fiscal quarter ended June 30, 2001 .

10.3(d)

Amended Form of Nonqualified Stock Option Agreement for employees under the 2000 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.3(g) of StockerYale, Inc.'s Form 10-QSB for the fiscal quarter ended June 30, 2001 .

10.3(e)

Amended Form of Nonqualified Stock Option Agreement for Outside Directors under the 2000 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.3(h) of StockerYale, Inc.'s Form 10-QSB for the fiscal quarter ended June 30, 2001 .

10.4(a)	2000 Employee Stock Purchase Plan, incorporated by reference to Exhibit 99.1 to the Form S-8 filed by StockerYale, Inc. on June 9, 2000 (No. 333-39082).
10.4(b)	Amendment No. 1 to 2000 Employee Stock Purchase Plan, dated June 26, 2001, incorporated by reference to exhibit 10.4(b) of Form 10-K for the year ended December 31, 2001.

3 / STKR /	2003 Form 10-K

 Part  IV
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
10.9(a)

Subscription Agreement, dated November 17, 2000, between StockerYale, Inc. and Optune Technologies, Inc., incorporated by reference to Exhibit 10.5(a) of StockerYale, Inc.'s Form 10-KSB for the fiscal year ended December 31, 2000 .

10.9(b)

Stockholders Agreement, dated November 17, 2000, by and among Optune Technologies, Inc., StockerYale, Inc. and Nicolae Miron, incorporated by reference to Exhibit 10.5(b) of StockerYale, Inc.'s Form 10-KSB for the fiscal year ended December 31, 2000

10.10

Limited Liability Company Agreement of Innovative Specialty Optical Components, LLC, dated as of April 26, 2001, incorporated by reference to Exhibit 10.7 of StockerYale, Inc.'s Form 10-QSB for the fiscal quarter ended June 30, 2001.

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

4 / STKR /	2003 Form 10-K

 Part  IV
Item 15

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

10.14(c)

Financial Asset Security Agreement, dated as of May 1, 2001, by and between Merrill Lynch Financial Services Inc. and StockerYale, Inc., incorporated by reference to Exhibit 10.8(c) of StockerYale, Inc.'s Form 10-QSB for the fiscal quarter ended June 30, 2001.

10.14(d)	Amendment to Merrill Lynch Line of Credit, incorporated by reference to Exhibit 10.14(d) of StockerYale's Form 10-K for the year ended December 31, 2002.
10.14(e)	Merrill Lynch Term Note, incorporated by reference to Exhibit 10.14(e) of StockerYale's Form 10-K for the year ended December 31, 2002.
10.15(a)	TJJ Corporation Term Note, incorporated by reference to Exhibit 10.15(a) of StockerYale's Form 10-K for the year ended December 31, 2002.
10.15(b)	TJJ Corporation Mortgage, incorporated by reference to Exhibit 10.15(b) of StockerYale's Form 10-K for the year ended December 31, 2002.
**10.15(c)	Amendment to Credit Facility with National Bank
**10.15(d)	Amendment to Credit Facility with Merrill Lynch
10.16	Separation Plan for Executive Officers
10.17	Form of Stock Purchase Agreement between the Investor(s) and StockerYale, Inc., incorporated by reference to Exhibit 99.1 of StockerYale's Form S-3, filed on October 17, 2003.
10.18(a)	Form of Secured Convertible Note between Laurus Master Fund, Ltd. and StockerYale, Inc., incorporated by reference to Exhibit 99.2 of StockerYale, Inc.'s Form S-3, filed on October 17, 2003.
10.18(b)	Form of Common Stock Purchase Warrant between Laurus Master Fund, Ltd. and StockerYale, Inc., incorporated by reference to Exhibit 99.3 of StockerYale, Inc.'s Form S-3, filed on October 17, 2003.
10.18(c)	Form of Securities Purchase Agreement between Laurus Master Fund, Ltd. and StockerYale, Inc., incorporated by reference to Exhibit 99.4 of StockerYale, Inc.'s Form S-3, filed on October 17, 2003.
21.1	Subsidiaries of the Company, incorporated by reference to exhibit 21.1 of Form 10-K for the year ended December 31, 2001 .
**23.2	Consent of Deloitte & Touche LLP
*31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.1

Letter to the Securities and Exchange Commission pursuant to Temporary Note T3 regarding Arthur Andersen LLP, incorporated by reference to Exhibit 99.1 of StockerYale, Inc.'s Form 10-K405 for the fiscal year ended December 31, 2001.

* Filed herewith
**Previously filed

5 / STKR /	2003 Form 10-K

 Part  IV
Item 15

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Salem, State of New Hampshire, on April 13, 2004.

STOCKERYALE, INC
By /s/ FRANCIS J. O'BRIEN
Francis J. O'Brien,
Senior Vice President, Chief Financial Officer

6 / STKR /	END	2003 Form 10-K

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULE 13a-14(a) OR 15d-14(a) OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Mark W. Blodgett, certify that:

1.
I have reviewed this report on Form 10-K of StockerYale, Inc.;
2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
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
a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b.
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c.
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to affect, the registrant's internal control over financial reporting; and
5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b.
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: April 13, 2004	/s/ Mark W. Blodgett
Mark W. Blodgett
Chairman and Chief Executive Officer

Exhibit 31.1 / STKR	END	2003 Form 10-K

EXHIBIT 31.2

CERTIFICATION PURSUANT TO RULE 13a-14(a) OR 15d-14(a) OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Francis J. O'Brien, certify that:

1.
I have reviewed this report on Form 10-K of StockerYale, Inc.;
2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
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
a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b.
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c.
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to affect, the registrant's internal control over financial reporting; and
5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b.
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: April 13, 2004	/s/ Francis J. O'Brien
Francis J. O'Brien
Chief Financial Officer

Exhibit 31.2 / STKR	END	2003 Form 10-K

EXHIBIT 32.1

STOCKERYALE, INC.
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report of StockerYale, Inc. (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark W. Blodgett, Chairman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

  (1)
  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2)
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

Date: April 13, 2004	Name:	/s/ Mark W. Blodgett
Mark W. Blodgett

	Title:	Chairman and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to StockerYale, Inc. and will be retained by StockerYale, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.1 / STKR	END	2003 Form 10-K

EXHIBIT 32.2

STOCKERYALE, INC.
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report of StockerYale, Inc. (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Francis J. O'Brien, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

  (1)
  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2)
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

Date: April 13, 2004	Name:	/s/ Francis J. O'Brien
Francis J. O'Brien

	Title:	Chief Financial Officer and Treasurer

A signed original of this written statement required by Section 906 has been provided to StockerYale, Inc. and will be retained by StockerYale, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2 / STKR	END	2003 Form 10-K