Form 10-Q
period 2004-03-31
STOCKERYALE INC
filed 2004-05-14
CIK 94538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON , D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

Commission File Number:  000-27372

STOCKERYALE, INC.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2114473
(State of Incorporation )	(I.R.S. Employer Identification Number)

32 Hampshire Road , Salem , New Hampshire 03079
(Address of registrant's principal executive office)

(603) 893-8778
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒    Yes    0   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

As of April 27, 2004 there were 19,197,626 shares of the issuer's common stock outstanding.

STOCKERYALE, INC.

i / STKR	2004 Form 10-Q

 Part I
Item 1

ITEM 1.    FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands
	March 31, 2004 (unaudited)	December 31, 2003 (audited)
Assets
Current assets:
Cash and cash equivalents	$1,075	$1,008
Accounts receivable, less reserves of approximately $107 in 2004 and $103 in 2003	2,510	2,102
Inventories	3,778	3,799
Prepaid expenses and other current assets	379	188
Total current assets	7,742	7,097
Property, plant and equipment, net	20,021	20,550
Goodwill	2,677	2,677
Identified intangible assets, net	1,384	1,463
Officer note receivable	266	263
Other long-term assets	676	639
Total assets	$32,766	$32,689
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt net of unamortized discount of $155 in 2003	$2,114	$3,365
Short-term debt	4,999	5,091
Accounts payable	2,288	2,061
Accrued expenses	952	943
Short-term portion of capital lease obligation	46	47
Total current liabilities	10,399	11,507
Long-term debt and capital lease obligations net of unamortized discount of $2,139 in 2004 and $958 in 2003	2,841	3,934
Other long-term liabilities	17	17
Stockholders' equity:
Common stock, par value $0.001-shares authorized 100,000,000; Shares issued and outstanding 17,484,945 and 14,791,123 at March 31, 2004 and December 31, 2003 , respectively	17	15
Paid-in capital	75,564	70,948
Accumulated other comprehensive income	1,305	1,340
Accumulated deficit	(57,377)	(55,072)
Total stockholders' equity	19,509	17,231
Total liabilities and stockholders' equity	$32,766	$32,689

See notes to unaudited condensed consolidated financial statements.

1 / STKR	2004 Form 10-Q

 Part I
Item 1

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except earnings per share
	Quarter Ended March 31,
	2004	2003
Net sales	$4,159	$3,584

Cost of sales	2,922	2,635
Gross profit	1,237	949
Operating expenses:
Selling expenses	695	776
General and administrative	1,086	1,228
Amortization expense	80	80
Research and development	820	890
Total operating expenses	2,681	2,974
Operating loss	(1,444)	(2,025)
Interest and other expense	(5)	(78)
Debt acquisition and discount amortization expense	730	43
Interest expense	123	141
Loss from continuing operations before income tax provision (benefit)	(2,302)	(2,287)
Income tax provision (benefit)	3	(150)
Net loss	$(2,305)	$(2,137)
Net loss per share:
Basic and diluted	$(0.14)	$(0.17)
Weighted average shares outstanding:
Basic and diluted	16,636	12,782

See notes to unaudited condensed consolidated financial statements.

2 / STKR	2004 Form 10-Q

 Part I
Item 1

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands
	Quarter Ended March 31,
	2004	2003
Operations
Net loss	$(2,305)	$(2,137)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	550	730
Debt acquisition and discount amortization expense	730	0
Accounts receivable, net	(408)	(279)
Inventories	21	(393)
Prepaid expenses and other current assets	(191)	122
Accounts payable	227	(404)
Accrued expenses	9	(108)
Other assets and liabilities	(36)	49
Net cash used in operating activities	(1,403)	(2,420)
Financing
Proceeds from sale of common stock	2,556	13
Proceeds from term note	3,746	985
Borrowings (repayments) of debt	(4,875)	(1,265)
Decrease in note receivable	20	31
Net cash provided by (used in) financing activities	1,447	(236)
Investing
Proceeds from land sale		306
Purchases of property, plant and equipment	(97)	(56)
Net cash used for investing	(97)	250
Effect of exchange rates on cash	120	10
Net change in cash and equivalents	67	(2,396)
Cash and equivalents, beginning of year	1,008	3,070
Cash and equivalents, end of quarter	$1,075	$674
Supplemental disclosure of cash flow information:
Interest paid	123	141
Taxes paid	-	-
Conversion of debt to common stock	381	-

See notes to unaudited condensed consolidated financial statements.

3 / STKR	2004 Form 10-Q

 Part I
Item 1

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(1) ORGANIZATION AND BASIS OF PRESENTATION

The interim condensed consolidated financial statements presented have been prepared by StockerYale, Inc. (the "Company") are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2004 and 2003, (b) the financial position at March 31, 2004 and December 31, 2003, and (c) the cash flows for the three month periods ended March 31, 2004 and 2003. These interim results are not necessarily indicative of results for a full year or any other interim period.

The unaudited consolidated balance sheet presented as of December 31, 2003 , has been derived from the consolidated financial statements that have been audited by the Company's predecessor independent auditors. The accompanying financial statements and notes are condensed as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company.  The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 .

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

During the first quarter of 2004, the Company raised an additional $6.6 million through the private placement of $2.6 million of common stock and a $4.0 million convertible note. The net proceeds of approximately $6.3 million were used to retire the $4.7 million mortgage secured by the Salem headquarters with the remainder available for general working capital purposes. The $2.6 million in a private placement of equity resulted in the issuance of an additional 2,334,000 shares of common stock.

Based upon the Company's current forecast for 2004, the Company plans to increase revenues, reduce costs and pursue various options to raise additional funds to finance operations through the end of 2004. The Company can give no assurances to the timing or terms of such arrangements, assuming it is able to consummate one or more of these options. If the Company is unable to raise sufficient funds through these options by the end of the second quarter of 2004, it will need to implement further cost reduction strategies, and the Company may not have adequate capital to sustain its current operations. Financing options in process or under consideration are the sale of real estate and/or a private placement of equity/debt securities. The Company expects to close on several of these financing options by the end of 2004.

(2) LOSS PER SHARE

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share , basic and diluted net loss per common share for the three months ended March 31, 2004 and 2003 is calculated by dividing the net loss applicable to common stockholders by the weighted average number of vested common shares outstanding. There were 3,552,763 and 3,315,943 options and 2,536,000 and 269,500 warrants outstanding as of March 31, 2004 and 2003, respectively, which were not included in the diluted per share calculation because their inclusion would be anti-dilutive.

4 / STKR	2004 Form 10-Q

 Part I
Item 1

(3) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead. Inventories are as follows:

	For the Quarter Ended
(in thousands)	March 31, 2004	December 31, 2003
Finished goods	$790	$616
Work-in-process	260	78
Raw materials	2,728	3,105
	$3,778	$3,799

Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan and reduces the carrying cost of inventory to the lower of cost or market.

(4) STOCK BASED COMPENSATION

The Company accounts for employee stock options and share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees , (APB 25) and various interpretations . Accordingly, no compensation cost has been recognized for stock option grants since the options granted to date have exercise prices per share of not less than the fair value of the Company's stock at the date of the grant. Had the Company determined the stock-based compensation expense for the Company's stock options under the provisions of SFAS No. 123, Accounting for Stock Based Compensation , and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company's net loss and net loss per share based upon the fair value at the grant date for stock options awards for the quarter ended in 2004 and 2003, would have increased the pro-forma amounts as indicated below:

(in thousands)	For the Quarter Ended March 31,
Net loss	2004	2003
As reported	$(2,305)	$(2,137)
Additional compensation expense	(974)	(1,076)
Pro forma	$(3,279)	$(3,213)
Net loss per share (basic and diluted)
As reported	$(0.14)	$(0.17)
Pro forma	(0.20)	(0.25)

The fair value of options at the date of grant were estimated using the Black-Scholes option pricing model with the following assumptions:

	For the Quarter Ended March 31,
	2004	2003
Volatility	140%	114%
Expected option life-years from vest	5	5
Interest rate (risk free)	2.91%	2.93%
Dividends	None	None

5 / STKR	2004 Form 10-Q

 Part I
Item 1

(5) COMPREHENSIVE LOSS

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's total comprehensive loss is as follows:

(in thousands)	For the Quarter Ended March 31,
	2004	2003
Net loss	$(2,305)	$(2,137)
Other comprehensive income (loss):
Cumulative translation adjustment	(35)	549
Comprehensive loss	$(2,340)	$(1,588)

(6) INTANGIBLE ASSETS

Intangible assets consist primarily of acquired patented technology and trademarks. Intangible assets are amortized over their estimated useful lives which range from two to five years. The Company has no identified intangible assets with indefinite lives, except for goodwill . The Company reviews intangible assets when indications of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Identified intangible assets with definite lives as of March 31, 2004 and 2003 are as follows:

	For the Quarter Ended
(in thousands)	March 31, 2004	December 31, 2003
Identified intangible assets	$3,549	$3,549
Less: accumulated amortization	$2,165	$2,086
	$1,384	$1,463

Amortization of intangible assets was $80,000 and $80,000 for the quarters ended March 31, 2004 and 2003, respectively.

As of March 31 the estimated future amortization expense of intangible assets, in thousands, is as follows:

2004	2005	2006	2007	2008
$239	$318	$318	$319	$190

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

6 / STKR	2004 Form 10-Q

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

In January 2003 and December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation for Variable Interest Entities (FIN 46) and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R address the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (VIEs), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. FIN 46 and FIN 46-R are applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special purpose entities for periods ending after December 15, 2003 , of which the Company had none. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004.The adoption of FIN 46-R did not have a material impact on our financial position, results of operations or cash flows.

(10) OFFICER NOTE RECEIVABLE

As described in our annual report on Form 10-K, subsequent to the approval of the Board of Directors, the Company issued a promissory note to the chairman and chief executive officer of the Company on May 31, 2002 in the principal amount of $250,000. The note is payable upon demand and bears an annual interest rate of 4.5%. As of March 31, 2004 , the Company has received $5,000 in payments and the principal and accrued interest outstanding is $248,750 and $16,875, respectively.

(11) SEGMENT INFORMATION

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

7 / STKR	2004 Form 10-Q

 Part I
Item 1

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

The Corporate assets include cash and cash equivalents, buildings and furniture and fixtures.

	Quarter Ended March 31, 2004			Quarter Ended March 31, 2003
	Illumination	Optical Components	Total	Illumination	Optical Components	Total
Net sales	$3,915	$244	$4,159	$3,188	$396	$3,584
Gross margin	1,274	(37)	1,237	1,057	(108)	949
Operating loss	(490)	(954)	(1,444)	(568)	(1,457)	(2,025)

	Quarter Ended March 31, 2004				Quarter Ended March 31, 2003
	Illumination	Optical Components	Corporate	Total	Illumination	Optical Components	Corporate	Total
Total current assets	$6,165	$502	$1,075	$7,742	$6,711	$536	$3,402	$10,649
Property, plant & equipment, net	794	8,227	11,000	20,021	790	9,403	13,139	23,332
Intangible assets	1,384			1,384	1,705	-	-	1,705
Goodwill	2,677			2,677	2,677	-	-	2,677
Other assets	3		939	942	390	60	162	612
	$11,023	$8,729	$13,014	$32,766	$12,273	$9,999	$16,703	$38,975

The Company's export sales are denominated in U.S. dollars. These sales are as follows:

	Quarter Ended March 31,
Export sales by region (in thousands)	2004	2003
United States	$2,396	$2,140
Canada	416	308
Europe	781	792
Asia	566	344
Total sales	$4,159	$3,584

8 / STKR	2004 Form 10-Q

 Part I
Item 1

(12) DEBT

Merrill Lynch Financial Services

On September 30, 2003 , the Company entered into an agreement to modify the terms of its credit facility with Merrill Lynch Business Financial Services. The new agreement provides a credit facility of $3,450,000 through a term note of $2,450,000 and a line of credit of $1,000,000. The new facility matures on October 31, 2004 and bears an interest rate of one month libor + 5.5% and is partially guaranteed (maximum $1,000,000) by an officer of the Company.

The Company's obligations under the credit facility are secured by substantially all of the Company's Salem assets, excluding real property. The facility is also subject to various financial covenants, including having a minimum net worth of $10.0 million at all times. The Company is also required to repay amounts under the credit facility using 100% of the net excess proceeds, as defined, from the sale of its Salem facility; 80% of net proceeds from assets sales and 50% of the net proceeds from equity offerings.

On March 25, 2004 , the Company entered into an amended agreement with Merrill Lynch. The amended agreement changed the maturity date from October 31, 2004 in the prior agreement to June 30, 2004 . The amended agreement also increased the interest from libor + 5.5% in the prior agreement to libor + 7.5%. The agreement also waived the financial covenants requiring repayment of borrowings, discussed above, through March 31, 2004 . All other provisions of the September 30, 2003 agreement remained the same.

On March 31, 2004 the interest rate was approximately 8.5%. Outstanding borrowings as of March 31, 2004 were $3,377,479.

Laurus Master Funds

On September 24, 2003 , the Company sold a Convertible Note to Laurus Master Funds, LTD. The $2,500,000 Convertible Note matures on September 24, 2006 , bears interest at a rate equal to the Prime Rate plus 3. 5%, but in no event less than 7.5%, and provides the holder with the option to convert the loan to common stock at $1.07 per share subject to certain adjustment features. StockerYale has the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, determined based on the $1.07 conversion price. The Company also issued to the holder seven-year warrants to purchase shares in the following warrant amounts and exercise prices per share of common stock: 225,000 shares at $1.23 per share, 150,000 shares at $1.34 per share and 100,000 shares at $1.44 per share. The aggregate purchase price of the convertible note and warrants ($2,500,000) was allocated between the note, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $1,551,700, $546,650 and $401,650 respectively. The difference between the face amount of the convertible note of $2,500,000 and the aggregate purchase price of the convertible note of $1,551,700 was recorded as a debt discount and is being amortized over the life of the convertible note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 2.7%; an expected life of five years; and an expected volatility of 114% with no dividend yield.

The Company can elect to pay monthly principal amortization in cash at 103% of the principal amount. The Company may also elect to pay both principal amortization and interest in common stock, if the market price of the stock at the time of the payment is 110% of the fixed conversion price. The Company may elect to redeem the principal amount outstanding at 120% within the first year, 115% within the second year and 110% during the third year. The principal amortization payments begin 120 days from the execution of the agreement at a rate of $78,125 per month. As of March 31, 2004 , $2,052,710 was outstanding under the Convertible Note of which $937,500 has been classified as short-term debt and $1,115,210 has been classified as long-term debt. The obligation is reported net of $542,081 related to unamortized debt discount based upon beneficial conversion rights and warrants.

9 / STKR	2004 Form 10-Q

 Part I
Item 1

On February 25, 2004 , the Company sold a Convertible Note to Laurus Master Funds, LTD. The $4,000,000 Convertible Note matures on February 25, 2007 , bears interest at a rate equal to the Prime Rate plus 2.0%, but in no event less than 6.0%, and provides the holder with the option to convert the loan to common stock at $1.30 per share subject to certain adjustment features. The Convertible Note is collateralized by a mortgage on the Salem building. StockerYale has the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, determined based on the $1.30 conversion price. The Company also issued to the holder seven-year warrants to purchase shares in the following warrant amounts and exercise prices per share of common stock: 375,000 shares at $1.56 per share, 250,000 shares at $1.75 per share and 75,000 shares at $1.94 per share. The aggregate purchase price of the convertible note and warrants ($4,000,000) was allocated between the note, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $2,319,047, $988,184 and $692,769 respectively. The difference between the face amount of the convertible note of $4,000,000 and the aggregate purchase price of the convertible note of $2,319,047 was recorded as a debt discount and is being amortized over the life of the convertible note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.0%; an expected life of five years; and an expected volatility of 140% with no dividend yield.

The Company can elect to pay monthly principal amortization in cash at 101% of the principal amount. The Company may also elect to pay both principal amortization and interest in common stock, if the market price of the stock at the time of the payment is 110% of the fixed conversion price. The Company may elect to redeem the principal amount outstanding at 115% within the first year, 110% within the second year and 105% during the third year. The principal amortization payments begin 120 days from the execution of the agreement at a rate of $125,000 per month. As of March 31, 2004 , $4,000,000 was outstanding under the Convertible Note of which $1,000,000 has been classified as short-term debt and $3,000,000 has been classified as long-term debt. The obligation has been reported net of $1,594,750 related to unamortized debt discount based upon beneficial conversion rights and warrants.

TJJ Corporation

On December 27, 2002 , the Company entered into a Term Note agreement with TJJ Corporation. The Term Note was a $5,000,000 three-year note due December 26, 2005 , secured by the Company's Salem headquarters and bears an interest rate of 8.5%. The Company also issued warrants to purchase shares of the Company's common stock. The warrants can be exercised over a five-year period and each warrant can be exchanged for one share of common stock at a purchase price of $1.35 per share. The aggregate purchase price of the Term Note and the warrants of $5,000,000 was allocated between the Term Note and warrants based upon their relative fair market values. The purchase price assigned to the Term Note and warrants was $4,730,825 and $269,175, respectively. The difference between the face amount of the Term Note and the aggregate purchase price allocated to the Term Note of $4,730,825 was recorded as a debt discount, and was amortized over the life of the Term Note.

On September 18, 2003 , the Company entered into an agreement with TJJ Corporation amending the $5,000,000 Term Note maturing in December 26, 2005 . The new agreement resulted in loan amortization commencing in October 2003 and a reduction in the stockholders' equity covenant from $22,000,000 to $20,000,000. The new principal amortization beginning in October 2003 was $100,000 per month for three months, $150,000 for the next three months and $200,000 per month for the following eleven months. As of December 31, 2003 , $4,700,000, excluding debt discount of $155,833, was outstanding under the Term Note. On February 25,2004 , the Company paid the note in full including outstanding principal and accrued interest of $4,400,000 and $25,000, respectively, with proceeds from a private placement of common stock and convertible notes.

10 / STKR	2004 Form 10-Q

 Part I
Item 2

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

On August 23, 2003 , the Company amended its credit facility with National Bank of Canada to reduce the restricted term deposit from C$1,000,000 ($740,000 US) to C$250,000 ($185,000 US) and reduce the term loan from C$2,300,000 ($1,702,000 US) to C$1,550,000 ($1,147,000 US) . The net availability of the term loan remained the same. In addition, the bank added Canadian Provincial Government research and development tax credits as additional eligible accounts receivable, which increased the availability of the revolving credit facility by approximately C$300,000 ($222,000 US). All other terms of the credit facility remained the same, including StockerYale, Inc.'s guarantee to fund StockerYale Canada 's deficits if requested by the bank.

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

On March 19, 2004 , the Company entered into an amended agreement with the National Bank of Canada . The new agreement includes a line of credit of C$2,500,000 ($1,875,000 US) and a five-year term note of C$1,396,000 ($1,050,000 US). The amended agreement reduced the net worth covenant from C$10,800,000 in the May 26, 2003 agreement to C$8,000,000 in the March 19, 2004 agreement as of December 31, 2003 . The amended agreement also requires a C$10,000,000 net worth as of September 30, 2004 and thereafter. The amended agreement also reduced the reduced the inventory component of the line of credit availability from C$750,000 to C$625,000 and requires the Company to achieve specific net profit targets throughout 2004.

As of March 31, 2004 , C$1,771,000 ($1,352,000 US) was outstanding under the line of credit and C$1,378,000 ($1,052,000 US) was outstanding under the term note. As of March 31, 2004 , the interest rate on the line of credit and the term note were 7.00% and 7.75%, respectively.

As of March 31, 2004 , the Company was in compliance with all provisions of its loan agreements.

(13) SUBSEQUENT EVENTS

On May 7, 2004 , the chairman and chief executive officer paid the Company $266,562.50, which represented the entire balance of principal and accrued interest outstanding for the Officer Note issued on May 31, 2002 .

As of May 4, 2004 , Laurus Master Funds had converted the total $2,500,000 Convertible Note issued September 24, 2003 into 2,336,449 shares of common stock . This conversion will result in a non-cash charge to the statement of operations during the second quarter equal to a portion of the unamortized discount.

11 / STKR	2004 Form 10-Q

 Part I
Item 2

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. The company's actual results could differ materially from those set forth in the forward-looking statements. When the company use words such as "anticipate," "believe," "estimate," "expect," "intend," and other similar expressions, they generally identify forward-looking statements. Forward-looking statements include, for example, statements relating to acquisitions and related financial information, development activities, business strategy and prospects, future capital expenditures, sources and availability of capital, environmental and other regulations and competition. Investors should exercise caution in interpreting and relying on forward-looking statements since they involve known risks, uncertainties and other factors which are, in some cases, beyond the company's control and could materially affect our actual results, performance or achievements . The factors that could cause actual results to differ materially from anticipated results include, without limitation, the Company's ability to, (i) compete with entities that have greater financial, technical and marketing resources than the Company, (ii) develop and market new products in its various business lines, (iii) gain sufficient market acceptance for its fiber products (iv) obtain financing on favorable terms or refinance indebtedness prior to maturity or (v) raise capital through equity or debt to fund anticipated expenditures and (vi) risks inherent with international operations. In addition, general economic conditions worldwide may affect the Company's results . Additional such factors are discussed in the section entitled "certain factors affecting future operating results" on page 23 of the company's annual report on form 10-K for the fiscal year ended December 31, 2003.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with our audited financial statements and notes thereto included in the company' annual report on Form 10K for the year ended December 31, 2003.

FISCAL QUARTERS ENDED MARCH 31, 2004 AND 2003

Net Sales

For the quarter ended March 31, net sales increased $0.6 million or 16% from $3.6 million in 2003 to $4.2 million in 2004. Illumination sales increased $0.8 million or 23% offsetting a $0.2 million decline in the optical components sector. Increased shipments of structured light lasers for the machine vision and military markets from our Canadian subsidiary; continued growth in LEDS sales from our Irish subsidiary; and initial shipments of recently announced advanced imaging systems from Singapore were the key factors contributing to the sales improvement.

Gross Profit

Gross margins improved from $0.9 million or 26% of sales in 2003 to $1.2 million or 30% of sales in 2004 as increased sales and lower manufacturing overhead contributed incremental profits of $0.2 million and $0.1 million, respectively.

Operating Expenses

Operating expenses decreased $0.3 million or 10% from $3.0 million in the first quarter of 2003 to $2.7 million in the first quarter of 2004. Research and development expenses declined $0.1 million or 8% due to reduced employee salaries and benefit expenses. Lower employee salaries and benefits coupled with reduced travel expenses resulted in a $0.1 million or 10% decline in selling expenditures. General and administrative expenses were reduced $0.1 million or 12% due to lower salaries and facilities costs.

12 / STKR	2004 Form 10-Q

 Part I
Item 2

Non-Operating Expenses

Non-operating expenses increased $0.6 million principally due to higher non-cash debt acquisition and debt discount amortization expenses related to the write-off of these deferred costs for the TJJ Corporation mortgage, which was paid off in February of 2004 and the conversion of 356,000 shares of the Laurus Master Funds convertible debt to common stock. The total non-cash charges for debt acquisition and debt discount increased $0.3 million from the press release of April 13, 2004 principally due to conversion of Laurus shares and an accelerated method applied to amortizing debt acquisition expenses. Interest expense remained level at $0.1 million.

Net Income (Loss)

Net loss for the three months ended March 31, 2004 increased $0.2 million or 8% to $2.3 million compared to a net loss of $2.1 million for the same period in 2003.

Provision (Benefit) for Income Taxes

The Company's historical operating losses raise doubt as to the realizability of the deferred tax assets. As a result, management has provided a valuation allowance for the net deferred tax assets that may not be realized.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004 , the Company was in compliance with all provisions of its loan agreements.

During the first quarter of 2004, the Company completed a $6.6 million financing (net proceeds of $6.3 million) through a $2.6 million private placement of common stock and a $4.0 million convertible note Based upon its forecast for 2004, the Company is pursuing various options to raise additional funds to finance operations through the end of 2004. The Company can give no assurances to the timing or terms of such arrangements, assuming it is able to consummate one or more of these options. If the Company is unable to raise sufficient funds through these options by the end of the second quarter of 2004, it will need to implement further cost reduction strategies, and the Company may not have adequate capital to sustain its current operations. Financing options in process and under consideration include the sale of real estate and/or a private placement of equity/debt securities. The Company expects to close one or more of these financing options by the end of the second quarter of 2004.

For the quarter ended March 31, 2004 , cash increased $0.1 million. Cash used in operating activities was $1.4 million in the first quarter of fiscal 2004, which primarily resulted from an operating loss of $2.3 offset by a $1.3 million of non-cash charges for depreciation, amortization expenses and non-cash interest expense resulting in a $1.0 million use of cash. In addition, increased working capital contributed to a $0.4 million use of cash.

Cash provided in financing activities was $1.5 million as net proceeds from the private placement of equity and convertible note of $6.3 million more than offset the $4.7 million retirement of the TJJ Corporation loan and $0.1 million in other debt obligations.

Investing activities used $0.1 million due to capital expenditures in Montreal .

Merrill Lynch Financial Services

On September 30, 2003 , the Company entered into an agreement to modify the terms of its credit facility with Merrill Lynch Business Financial Services. The new agreement provides a credit facility of $3,450,000 through a term note of $2,450,000 and a line of credit of $1,000,000. The new facility matures on October 31, 2004 and bears an interest rate of one month libor + 5.5% and is partially guaranteed (maximum $1,000,000) by an officer of the Company.

13 / STKR	2004 Form 10-Q

 Part I
Item 2

The Company's obligations under the credit facility are secured by substantially all of the Company's Salem assets, excluding real property. The facility is also subject to various financial covenants, including having a minimum net worth of $10.0 million at all times. The Company is also required to repay amounts under the credit facility using 100% of the net excess proceeds, as defined, from the sale of its Salem facility; 80% of net proceeds from assets sales and 50% of the net proceeds from equity offerings.

On March 25, 2004 , the Company entered into an amended agreement with Merrill Lynch. The amended agreement changed the maturity date from October 31, 2004 in the prior agreement to June 30, 2004 . The amended agreement also increased the interest from libor + 5.5% in the prior agreement to libor + 7.5%. The agreement also waived the financial covenants requiring repayment of borrowings, discussed above, through March 31, 2004 . All other provisions of the September 30, 2003 agreement remained the same.

On March 31, 2004 the interest rate was approximately 8.5%. Outstanding borrowings as of March 31, 2004 were $3,377,479.

Laurus Master Funds

On September 24, 2003 , the Company sold a Convertible Note to Laurus Master Funds, LTD. The $2,500,000 Convertible Note matures on September 24, 2006 , bears interest at a rate equal to the Prime Rate plus 3. 5%, but in no event less than 7.5%, and provides the holder with the option to convert the loan to common stock at $1.07 per share subject to certain adjustment features. StockerYale has the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, determined based on the $1.07 conversion price. The Company also issued to the holder seven-year warrants to purchase shares in the following warrant amounts and exercise prices per share of common stock: 225,000 shares at $1.23 per share, 150,000 shares at $1.34 per share and 100,000 shares at $1.44 per share. The aggregate purchase price of the convertible note and warrants ($2,500,000) was allocated between the note, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $1,551,700, $546,650 and $401,650 respectively. The difference between the face amount of the convertible note of $2,500,000 and the aggregate purchase price of the convertible note  of $1,551,700 was recorded as a debt discount and is being amortized over the life of the convertible note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 2.7%; an expected life of five years; and an expected volatility of 114% with no dividend yield.

The Company can elect to pay monthly principal amortization in cash at 103% of the principal amount. The Company may also elect to pay both principal amortization and interest in common stock, if the market price of the stock at the time of the payment is 110% of the fixed conversion price. The Company may elect to redeem the principal amount outstanding at 120% within the first year, 115% within the second year and 110% during the third year. The principal amortization payments begin 120 days from the execution of the agreement at a rate of $78,125 per month. As of March 31, 2004 , $2,052,710 was outstanding under the Convertible Note of which $937,500 has been classified as short-term debt and $1,115,210 has been classified as long-term debt. The obligation is reported net of $542,081 related to unamortized debt discount based upon beneficial conversion rights and warrants.

14 / STKR	2004 Form 10-Q

 Part I
Item 2

On February 25, 2004 , the Company sold a Convertible Note to Laurus Master Funds, LTD. The $4,000,000 Convertible Note matures on February 25, 2007 , bears interest at a rate equal to the Prime Rate plus 2.0%, but in no event less than 6.0%, and provides the holder with the option to convert the loan to common stock at $1.30 per share subject to certain adjustment features. The Convertible Note is collateralized by a mortgage on the Salem building. StockerYale has the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, determined based on the $1.30 conversion price. The Company also issued to the holder seven-year warrants to purchase shares in the following warrant amounts and exercise prices per share of common stock: 375,000 shares at $1.56 per share, 250,000 shares at $1.75 per share and 75,000 shares at $1.94 per share. The aggregate purchase price of the convertible note and warrants ($4,000,000) was allocated between the note, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $2,319,047, $988,184 and $692,769 respectively. The difference between the face amount of the convertible note of $4,000,000 and the aggregate purchase price of the convertible note of $2,319,047 was recorded as a debt discount and is being amortized over the life of the convertible note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.0%; an expected life of five years; and an expected volatility of 140% with no dividend yield.

The Company can elect to pay monthly principal amortization in cash at 101% of the principal amount. The Company may also elect to pay both principal amortization and interest in common stock, if the market price of the stock at the time of the payment is 110% of the fixed conversion price. The Company may elect to redeem the principal amount outstanding at 115% within the first year, 110% within the second year and 105% during the third year. The principal amortization payments begin 120 days from the execution of the agreement at a rate of $125,000 per month. As of March 31, 2004 , $4,000,000 was outstanding under the Convertible Note of which $1,000,000 has been classified as short-term debt and $3,000,000 has been classified as long-term debt. The obligation has been reported net of $1,594.750 related to unamortized debt discount based upon beneficial conversion rights and warrants.

TJJ Corporation

On December 27, 2002 , the Company entered into a Term Note agreement with TJJ Corporation. The Term Note was a $5,000,000 three-year note due December 26, 2005 , secured by the Company's Salem headquarters and bears an interest rate of 8.5%. The Company also issued warrants to purchase shares of the Company's common stock. The warrants can be exercised over a five-year period and each warrant can be exchanged for one share of common stock at a purchase price of $1.35 per share. The aggregate purchase price of the Term Note and the warrants of $5,000,000 was allocated between the Term Note and warrants based upon their relative fair market values. The purchase price assigned to the Term Note and warrants was $4,730,825 and $269,175, respectively. The difference between the face amount of the Term Note and the aggregate purchase price allocated to the Term Note of $4,730,825 was recorded as a debt discount, and was amortized over the life of the Term Note.

On September 18, 2003 , the Company entered into an agreement with TJJ Corporation amending the $5,000,000 Term Note maturing in December 26, 2005 . The new agreement resulted in loan amortization commencing in October 2003 and a reduction in the stockholders' equity covenant from $22,000,000 to $20,000,000. The new principal amortization beginning in October 2003 was $100,000 per month for three months, $150,000 for the next three months and $200,000 per month for the following eleven months. As of December 31, 2003 , $4,700,000, excluding debt discount of $155,833, was outstanding under the Term Note . On February 25,2004 , the Company paid the note in full including outstanding principal and accrued interest of $4,400,000 and $25,000, respectively, with proceeds from a private placement of common stock and convertible notes.

15 / STKR	2004 Form 10-Q

 Part I
Items 2, 3

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

On August 23, 2003 , the Company amended its credit facility with National Bank of Canada to reduce the restricted term deposit from C$1,000,000 ($740,000 US) to C$250,000 ($185,000 US) and reduce the term loan from C$2,300,000 ($1,702,000 US) to C$1,550,000 ($1,147,000 US) . The net availability of the term loan remained the same. In addition, the bank added Canadian Provincial Government research and development tax credits as additional eligible accounts receivable, which increased the availability of the revolving credit facility by approximately C$300,000 ($222,000 US). All other terms of the credit facility remained the same, including StockerYale, Inc.'s guarantee to fund StockerYale Canada 's deficits if requested by the bank.

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

On March 19, 2004 , the Company entered into an amended agreement with the National Bank of Canada . The new agreement includes a line of credit of C$2,500,000 ($1,875,000 US) and a five-year term note of C$1,396,000 ($1,050,000 US). The amended agreement reduced the net worth covenant from C$10,800,000 in the May 26, 2003 agreement to C$8,000,000 in the March 19, 2004 agreement as of December 31, 2003 . The amended agreement also requires a C$10,000,000 net worth as of September 30, 2004 and thereafter. The amended agreement also reduced the reduced the inventory component of the line of credit availability from C$750,000 to C$625,000 and requires the Company to achieve specific net profit targets throughout 2004.

As of March 31, 2004 , C$1,771,000 ($1,352,000 US) was outstanding under the line of credit and C$1,378,000 ($1,052,000 US) was outstanding under the term note. As of March 31, 2004 , the interest rate on the line of credit and the term note were 7.00% and 7.75%, respectively.

On May 7, 2004 , the chairman and chief executive officer paid the Company $266,562.50, which represented the entire balance of principal and accrued interest outstanding for the Officer Note issued on May 31, 2002 .

As of May 4, 2004 , Laurus Master Funds had converted the total $2,500,000 Convertible Note issued September 24, 2003 into 2,336,449 shares of common stock . This conversion will result in a non-cash charge to the statement of operations during the second quarter equal to a portion of the unamortized discount.

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

16 / STKR	2004 Form 10-Q

 Part II
Item 4

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

INTEREST RATE RISK

The Company is exposed to market risk from changes in interest rates, which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company is exposed to interest rate risk primarily through its borrowings under its $1.0 million credit line and $2.4 million term note with Merrill Lynch with an interest rate at 7.5% over the one month LIBOR and its C$2.5million line of credit and C$1.4 term note with the National Bank of Canada with interest rates of 2.0% and 2.75% over the Canadian prime rate. As of March 31, 2004 , the fair market value of the Company's outstanding debt approximates its carrying value due to the short-term maturities and variable interest rates. A 1% change in interest rates could increase or decrease interest expense by approximately $60,000 on an annual basis.

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

(b) Changes in internal controls

None

17 / STKR	2004 Form 10-Q

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

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY

Not applicable.

Item 5.     OTHER INFORMATION

Not applicable.

Item 6.     EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)    The following is a complete list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description
31.1	CEO Certification
31.2	CFO Certification
32.1	CEO Certification
32.2	CEO Certification

18 / STKR	2004 Form 10-Q

(b)   Reports on Form 8-K

1) On January 26, 2004 , the Company issued a press release concerning the appointment of Ricardo Diaz as Choef Operating Officer.

2) On February 26, 2004 , the Company issued a press release concerning the placement of common stock and a convertible note to institutional investors.

3) On March 15, 2004 , the Company issued a press release concerning financial results for its fourth quarter and fiscal year ended December 31, 2003 .

4) On April 8, 2004, the Company issued a press release concerning the expected release of its first quarter 2004 financial results and the qualification by the Company's auditors in the Company's Annual Report filed as Form 10-K regarding the ability of the Company to continue as a going concern.

5) On April 13, 2004 , the Company issued a press release concerning the appointment of new independent auditors.

6) On April 13, 2004 , the Company issued a press release concerning the Company's financial results for the first quarter of fiscal 2004.

SIGNATURES

Pursuant to the requirements of the securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

StockerYale, Inc.

May 14, 2004	/s/ Mark W. Blodgett
Mark W. Blodgett,
Chairman and Chief Executive Officer

May 14, 2004	/s/ Francis J. O'Brien
Francis J. O'Brien,
Chief Financial Officer and Treasurer

19 / STKR	END	2004 Form 10-Q