Form 10-K
period 2004-06-30
STOCKERYALE INC
filed 2004-08-16
CIK 94538

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

As of July 30, 2004 there were 21,647,607 shares of the issuer's common stock outstanding.

STOCKERYALE, INC.

i / STKR	2004 Form 10-Q

 Part I
Item 1

ITEM 1.    FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands
	June 30, 2004	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$2,368	$1,008
Accounts receivable, less reserves of approximately $106 at June 30, 2004 and $103 at December 31, 2003	2,960	2,102
Inventories	3,547	3,799
Prepaid expenses and other current assets	458	188
Total current assets	9,333	7,097
Property, plant and equipment, net	19,294	20,550
Goodwill	2,677	2,677
Identified intangible assets, net	1,304	1,463
Officer note receivable	0	263
Other long-term assets	701	639
Total assets	$33,309	$32,689
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$1,546	$3,365
Short-term debt ,net of unamortized discount of $0 at June 30, 2004 and $155 at December 31, 2003	1,039	5,091
Accounts payable	2,866	2,061
Accrued expenses	1,099	943
Short-term portion of capital lease obligation	46	47
Total current liabilities	6,596	11,507
Long-term debt and capital lease obligations - less current portion	4,836	3,934
Other long-term liabilities	17	17
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.001-shares authorized 100,000,000; Shares issued and outstanding 21,628,904 and 14,791,123 at June 30, 2004 and December 31, 2003, respectively	22	15
Paid-in capital	81,810	70,948
Accumulated other comprehensive income	1,035	1,340
Accumulated deficit	(61,007)	(55,072)
Total stockholders' equity	21,860	17,231
Total liabilities and stockholders' equity	$33,309	$32,689

See notes to unaudited condensed consolidated financial statements.

1 / STKR	2004 Form 10-Q

 Part I
Item 1

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share data
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net sales	$4,457	$3,586	$8,616	$7,170
Cost of sales	3,267	2,800	6,177	5,435
Gross profit	1,190	786	2,439	1,735
Operating expenses:
Selling expenses	705	773	1,401	1,549
General and administrative	1,318	1,106	2,401	2,334
Amortization expense	81	79	162	159
Research and development	815	926	1,612	1,816
Total operating expenses	2,919	2,884	5,576	5,858
Operating loss	(1,729)	(2,098)	(3,137)	(4,123)
Interest and other income/(expense)	31	(52)	40	(130)
Debt acquisition and discount amortization expense	1,733	43	2,439	86
Interest expense	239	210	399	351
Loss before income tax benefit	(3,670)	(2,403)	(5,935)	(4,690)
Income tax benefit	0	0	0	(150)
Net loss	$(3,670)	$(2,403)	$(5,935)	$(4,540)
Basic and diluted loss per share:
Net loss per share	$(0.18)	$(0.18)	$(0.32)	$(0.35)
Weighted average shares outstanding:
Basic and diluted	20,689	13,319	18,662	13,050

See notes to unaudited condensed consolidated financial statements.

2 / STKR	2004 Form 10-Q

 Part I
Item 1

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands
	Six Months Ended June 30,
	2004	2003
Operations
Net loss	$(5,935)	$(4,540)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,173	1,197
Debt acquisition and discount amortization expense	2,439	299
Loss from asset sales	24	-
Accounts receivable, net	(858)	(315)
Inventories	252	(401)
Prepaid expenses and other current assets	(270)	102
Accounts payable	805	138
Accrued expenses	156	(20)
Other assets and liabilities	(6)	53
Net cash (used) in operating activities	(2,220)	(3,487)
Financing
Proceeds from sale of common stock	3,118	1,197
Proceeds of term note	8,869	985
Repayments of bank debt	(8,603)	(1,511)
Decrease in note receivable	283	63
Net cash provided by financing activities	3,667	734
Investing
Proceeds from land sale	0	306
Purchases of property, plant and equipment	(273)	(64)
Proceeds from asset sales	200	0
Net cash (used) in provided by investing	(73)	242
Effect of exchange rates	(14)	4
Net change in cash and equivalents	1,360	(2,507)
Cash and equivalents, beginning of year	1,008	3,070
Cash and equivalents, end of quarter	$2,368	$563
Supplemental disclosure of cash flow information:
Interest paid	399	351
Conversion of debt to common stock	4,202	0

See notes to unaudited condensed consolidated financial statements.

3 / STKR	2004 Form 10-Q

 Part I
Item 1

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

(1) ORGANIZATION AND BASIS OF PRESENTATION

The interim condensed consolidated financial statements presented have been prepared by StockerYale, Inc. (the "Company") are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the six months ended June, 2004 and 2003, (b) the financial position at June 30, 2004 and December 31, 2003, and (c) the cash flows for the six month periods ended June 30, 2004 and 2003. These interim results are not necessarily indicative of results for a full year or any other interim period.

The unaudited consolidated balance sheet presented as of December 31, 2003, has been derived from the consolidated financial statements that have been audited by the Company's predecessor independent auditors. The accompanying financial statements and notes are condensed as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

As stated in the Company's annual report on Form 10K for the period ending December 31, 2003, management was successful in raising additional capital by the end of the second quarter 2004. Through June 30, 2004, the Company has raised $11.8 million and retired $8.1 million in secured debt.

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

During the second quarter of 2004, the Company raised an additional $5.5 million through the placement of a convertible note. The net proceeds of $5.2 million were used to retire its $3.4 million senior U.S. credit facility. The remaining $1.9 million will be used for general working capital purposes.

Based upon the Company's current forecast for 2004, the Company plans to increase revenues, reduce costs and pursue various options to raise additional funds to finance operations through the end of 2004. The Company can give no assurances to the timing or terms of such arrangements, assuming it is able to consummate one or more of these options. If the Company is unable to raise sufficient funds through these options by the end of the fourth quarter of 2004, it will need to implement further cost reduction strategies, and the Company may not have adequate capital to sustain its current operations. Financing options in process or under consideration are the sale of real estate and/or a private placement of equity and/or debt securities. The Company expects to close on several of these financing options by the end of 2004.

4 / STKR	2004 Form 10-Q

 Part I
Item 1

(2) LOSS PER SHARE

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, basic and diluted net loss per common share for the three and six months ended June 30, 2004 and 2003 is calculated by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding. There were 3,373,009 and 3,223,886 options, 2,738,490 and 672,000 warrants and 4,480,063 and 250,000 shares underlying convertible debt instruments outstanding as of June 30, 2004 and 2003, respectively, which were not included in the diluted per share calculation because their inclusion would be anti-dilutive.

(3) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead. Inventories are as follows:

(in thousands)	June 30, 2004	December 31, 2003
Finished goods	$556	$616
Work-in-process	80	78
Raw materials	2,911	3,105
	$3,547	$3,799

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

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss as reported	$(3,670)	$(2,403)	$(5,935)	$(4,540)
Additional compensation expense	(975)	(1,078)	(1,949)	(2,153)
Pro forma net loss	$(4,645)	(3,481)	$(7,884)	(6,693)
Net loss per share (basic and diluted)
As reported	$(0.18)	$(0.18)	$(0.32)	$(0.35)
Pro form	(0.22)	(0.26)	(0.42)	(0.51)

5 / STKR	2004 Form 10-Q

 Part I
Item 1

The fair value of options at the date of grant were estimated using the Black-Scholes option pricing model with the following assumptions:

	For the Six Months Ended June 30,
	2004	2003
Volatility	140%	114%
Expected option life-years from vest	5	5
Interest rate (risk free)	2.91%	2.27%
Dividends	None	None

(5) COMPREHENSIVE LOSS

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's total comprehensive loss is as follows:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss	$(3,670)	$(2,403)	$(5,935)	$(4,540)
Other comprehensive income (loss):
Cumulative translation adjustment	270	640	(305)	1,189
Comprehensive loss	$(3,400)	$(1,763)	$(6,240)	(3,351)

(6) INTANGIBLE ASSETS

Intangible assets consist primarily of acquired patented technology and trademarks. Intangible assets are amortized over their estimated useful lives which range from two to five years. The Company has no intangible assets with indefinite lives. The Company reviews intangible assets when indications of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Intangible assets as of June 30, 2004 and 2003 are as follows:

	For the Six Months Ended
(in thousands)	June 30, 2004	December 31, 2003
Identified intangible assets	$3,549	$3,549
Less: accumulated amortization	$2,245	$2,086
	$1,304	$1,463

Amortization of intangible assets was $81,000 and $79,000 for the three months ended June 30, 2004 and 2003, respectively and $162,000 and $159,000 for the six months ended June 30, 2004 and 2003, respectively.

6 / STKR	2004 Form 10-Q

 Part I
Item 1

As of June 30, 2004, the estimated future amortization expense of intangible assets, in thousands, is as follows:

2004	2005	2006	2007	2008 and thereafter
$162	$318	$318	$319	$187

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

In January 2003 and December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation for Variable Interest Entities (FIN 46) and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R address the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (VIEs), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. The adoption of FIN 46-R on January 1, 2004 did not have a material impact on our financial position, results of operations or cash flows.

(10) OFFICER NOTE RECEIVABLE

As described in our annual report on Form 10-K, subsequent to the approval of the Board of Directors, the Company issued a promissory note to the chairman and chief executive officer of the Company on May 31, 2002 in the principal amount of $250,000. The note was payable upon demand and bears an annual interest rate of 4.5%. On May 7, 2004, the chairman and chief executive officer paid the Company $266,562.50, which represented the entire balance of principal and accrued interest outstanding for the Officer Note issued on May 31, 2002.

7 / STKR	2004 Form 10-Q

 Part I
Item 1

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

8 / STKR	2004 Form 10-Q

 Part I
Item 1

The Corporate assets include cash and cash equivalents, buildings and furniture and fixtures.

	Quarter Ended June 30, 2004			Quarter Ended June 30, 2003
	Illumination	Optical Components	Total	Illumination(1)	Optical Components	Total
Net sales	$4,134	$323	$4,457	$3,373	$213	$3,586
Gross margin	1,275	(85)	1,190	1,070	(284)	786
Operating loss	(616)	(1,113)	(1,729)	(599)	(1,499)	(2,098)

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	Illumination	Optical Components	Total	Illumination(1)	Optical Components	Total
Net sales	$8,049	$567	$8,616	$6,561	$609	$7,170
Gross margin	2,549	(110)	2,439	2,127	(392)	1,735
Operating loss	(1,106)	(2,031)	(3,137)	(1,167)	(2,956)	(4,123)

	June 30, 2004				December 31, 2003
	Illumination	Optical Components	Corporate	Total	Illumination	Optical Components	Corporate	Total
Total current assets	$6,600	$365	$2,368	$9,333	$5,827	$425	$845	$7,097
Property, plant & equipment	750	7,944	10,600	19,294	978	7,847	11,725	20,550
Intangible assets	1,304	-	-	1,304	1,463	-	-	1,463
Goodwill	2,677	-	-	2,677	2,677	-	-	2,677
Other assets	-	-	701	701	-	-	902	902
	$11,331	$8,309	$13,669	$33,309	$10,945	$8,272	$13,472	$32,689

The Company's export sales are denominated in U.S. dollars. These sales are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Export sales by region (in thousands)	2004	2003	2004	2003
United States	$2,585	$2,152	$4,981	$4,302
Canada	446	322	862	645
Europe	802	789	1,583	1,577
Asia	624	323	1,190	646
Total sales	$4,457	$3,586	$8,616	$7,170

(12) DEBT

Merrill Lynch Financial Services
On June 10, 2004, the Company paid the credit facility in full including outstanding principal and accrued interest of $3,370,000 and $7,000 respectively, with proceeds from a convertible note.

9 / STKR	2004 Form 10-Q

 Part I
Item 1

The Company's obligations under the credit facility were secured by substantially all of the Company's Salem assets, excluding real property. The facility was also subject to various financial covenants, including having a minimum net worth of $10.0 million at all times. The Company was also required to repay amounts under the credit facility using 100% of the net excess proceeds, as defined, from the sale of its Salem facility; 80% of net proceeds from assets sales and 50% of the net proceeds from equity offerings.

On March 25, 2004, the Company entered into an amended agreement with Merrill Lynch. The amended agreement changed the maturity date from October 31, 2004 in the prior agreement to June 30, 2004. The amended agreement also increased the interest from LIBOR + 5.5% in the prior agreement to LIBOR + 7.5%.

TJJ Corporation
As of December 31, 2003, the Company had a $4,700,000 term note with TJJ Corporation secured by the Company's Salem headquarters.  On February 25, 2004, the Company paid the note in full including outstanding principal and accrued interest of $4,400,000 and $25,000, respectively, with proceeds from a private placement of common stock and convertible notes.

Laurus Master Funds

As of May 4, 2004, the total value of the note issued on September 24, 2003 had been converted to 2,337,249 shares of common stock that resulted in an incremental non-cash charge related to accelerated amortization of debt discount of $514,000 for the three months ending June 30, 2004.

On September 24, 2003, the Company sold a Convertible Note to Laurus Master Funds, LTD. The $2,500,000 Convertible Note matures on September 24, 2006, bears interest at a rate equal to the Prime Rate plus 3. 5%, but in no event less than 7.5%, and provides the holder with the option to convert the loan to common stock at $1.07 per share subject to certain adjustment features. StockerYale has the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, determined based on the $1.07 conversion price. The Company also issued to the holder seven-year warrants to purchase shares in the following warrant amounts and exercise prices per share of common stock: 225,000 shares at $1.23 per share, 150,000 shares at $1.34 per share and 100,000 shares at $1.44 per share. The aggregate purchase price of the convertible note and warrants ($2,500,000) was allocated between the note, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $1,551,700, $546,650 and $401,650 respectively. The difference between the face amount of the convertible note of $2,500,000 and the aggregate purchase price of the convertible note of $1,551,700 was recorded as a debt discount and is being amortized over the life of the convertible note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 2.7%; an expected life of seven years; and an expected volatility of 114% with no dividend yield.

The Company can elect to pay monthly principal amortization in cash at 103% of the principal amount. The Company may also elect to pay both principal amortization and interest in common stock, if the market price of the stock at the time of the payment is 110% of the fixed conversion price. The Company may elect to redeem the principal amount outstanding at 120% within the first year, 115% within the second year and 110% during the third year. The principal amortization payments begin 120 days from the execution of the agreement at a rate of $78,125 per month. As of June 30, 2004 the note had been fully converted to common stock.

10 / STKR	2004 Form 10-Q

 Part I
Item 1

On February 25, 2004, the Company sold a Convertible Note to Laurus Master Funds, LTD. The $4,000,000 Convertible Note matures on February 25, 2007, bears interest at a rate equal to the Prime Rate plus 2.0%, but in no event less than 6.0%, and provides the holder with the option to convert the loan to common stock at $1.30 per share subject to certain adjustment features. The Convertible Note is collateralized by a mortgage on the Salem building. StockerYale has the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, determined based on the $1.30 conversion price. The Company also issued to the holder seven-year warrants to purchase shares in the following warrant amounts and exercise prices per share of common stock: 375,000 shares at $1.56 per share, 250,000 shares at $1.75 per share and 75,000 shares at $1.94 per share. The aggregate purchase price of the convertible note and warrants ($4,000,000) was allocated between the note, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $2,319,047, $988,184 and $692,769 respectively. The difference between the face amount of the convertible note of $4,000,000 and the aggregate purchase price of the convertible note of $2,319,047 was recorded as a debt discount and is being amortized over the life of the convertible note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.0%; an expected life of seven years; and an expected volatility of 140% with no dividend yield.The Company can elect to pay monthly principal amortization in cash at 101% of the principal amount. The Company may also elect to pay both principal amortization and interest in common stock, if the market price of the stock at the time of the payment is 110% of the fixed conversion price. The Company may elect to redeem the principal amount outstanding at 115% within the first year, 110% within the second year and 105% during the third year. The principal amortization payments begin 120 days from the execution of the agreement at a rate of $125,000 per month. As of June 30, 2004, $2,499,000 was outstanding under the convertible note and has been classified as long-term debt. The obligation has been reported net of $834,588 related to unamortized debt discount based upon beneficial conversion rights and warrants.

As of June 30, 2004, based upon the note issued on February 25, 2004, Laurus had converted $1,501,500 into 1,155,000 shares of common stock that resulted in an incremental non-cash charge related to accelerated amortization of debt discount of $631,000 for the three months ended June 30, 2004.

On June 10, 2004, the Company sold a Convertible Note to Laurus Master Funds, LTD and another institutional investor. The $5,500,000 Convertible Note matures on June 20, 2007, bears interest at a rate equal to the Prime Rate plus 1.0%, but in no event less than 5.0%, and provides the holder with the option to convert the loan to common stock at $2.15 per share subject to certain adjustment features. The Convertible Note is collateralized by U.S. accounts receivable, inventory and equipment and a second mortgage on the Montreal, Canada building. StockerYale has the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, determined based on the $2.15 conversion price. The Company also issued to the holders seven-year warrants to purchase an aggregate of 440,000 shares at $3.12 per share The aggregate purchase price of the convertible note and warrants ($5,500,000) was allocated between the note, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $3,646,478, $1,093,511 and $760,011 respectively. The difference between the face amount of the convertible note of $5,500,000 and the aggregate purchase price of the convertible note of $3,646,478 was recorded as a debt discount and is being amortized over the life of the convertible note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 4.43%; an expected life of seven years; and an expected volatility of 145.92% with no dividend yield.

The Company is subject to contractual obligations to file a registration statement covering the shares underlying the notes and warrants issued June 10, 2004 within 30 days following closing and to have the registration statement declared effective within 90 days of closing. The Company has not yet filed the registration statement and will incur penalties of $55,000 (1% of the face value of the note) per each thirty-day period until the registration statement is declared effective.

11 / STKR	2004 Form 10-Q

 Part I
Item 2

The Company can elect to pay monthly principal amortization in cash at 101% of the principal amount. The Company may also elect to pay both principal amortization and interest in common stock, if the market price of the stock at the time of the payment is 110% of the fixed conversion price. The Company may elect to redeem the principal amount outstanding at 115% within the first year, 110% within the second year and 105% during the third year. The principal amortization payments begin 120 days from the execution of the agreement at a rate of $171,875 per month. As of June 30, 2004, $5,500,000 was outstanding under the Convertible Note of which $1,375,000 has been classified as short-term debt and $4,125,000 has been classified as long-term debt. The obligation has been reported net of $1,758,470 related to unamortized debt discount based upon beneficial conversion rights and warrants.

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

As of June 30, 2004, C$1,393,000 ($1,039,000 US) was outstanding under the line of credit and C$1,320,000 ($ 985,000 US) was outstanding under the term note. As of June 30, 2004, the interest rate on the line of credit and the term note were 5.75% and 6.5%, respectively.

As of June 30, 2004, the Company was in compliance with all provisions of its loan agreements.

(13) SUBSEQUENT EVENTS

The company was recently informed by the staff of the Securities and Exchange Commission (the "SEC") that the SEC is conducting a formal investigation into certain matters relating to the company. The company understands that the SEC's investigation relates to press releases that the company issued on April 19, 2004 and April 21, 2004, and trading in the company's securities on or around the time the press releases were issued. The SEC has not concluded that there has been any wrongdoing, and the company is cooperating fully with the SEC in the conduct of this inquiry.

12 / STKR	2004 Form 10-Q

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with our audited financial statements and notes thereto included in the company's Annual Report on form 10-K for the year ended December 31, 2003.

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Net Sales

For the quarter ended June 30, net sales increased $0.9 million or 24% from $3.6 million in 2003 to $4.5 million in 2004. Illumination revenues increased $0.8 million or 23% over the comparable period in 2003 representing 90% of the revenue gain. The optical components product line posted a modest $0.1 million comparable increase. Increased shipments of structured lasers for the machine vision sector coupled with continued growth in the LED and machine vision systems sales were the key factors contributing to the strong performance.

Gross Profit

Gross margins improved from $0.8 million or 22% of sales in 2003 to $1.2 million or 27% of sales in 2004 as increased sales and improved gross margins contributed incremental profits of $0.2 million and $0.2 million, respectively.

Operating Expenses

Operating expenses remained level at $2.9 million as savings in research and development and selling expenses were offset by higher general and administrative expenses, principally due to moving and severance costs associated with the consolidation of Salem manufacturing operations to Montreal. Research and development and selling expenses each declined $0.1 million based upon lower salaries and fringe benefit costs.

13 / STKR	2004 Form 10-Q

 Part I
Item 2

Interest Expense

Interest expense increased $ 29,000 in the second quarter of fiscal 2004 compared to 2003 due to higher interest rates.

Net Income (Loss)

 Net loss for the three months ended June 30, 2004 increased $1.3 million to $3.7 million compared to a net loss of $2.4 million for the same period in 2003, as non-cash charges for debt amortization of $1.7 million more than offset an operating profit improvement of $0.4 million.

Provision (Benefit) for Income Taxes

 The Company's historical operating losses raise doubt as to the realizability of the deferred tax assets. As a result, management has provided a valuation allowance for the net deferred tax assets that may not be realized.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Net Sales

For the six months ended June 30, net sales increased $1.4 million or 20% from $7.2 million in 2003 to $8.6 million in 2004. Illumination revenues increased $1.5 million or 23% over the comparable period in 2003 with sequential quarterly shipments of lasers and LED increasing $1.0 and $0.4 million, respectively.

Gross Profit

Gross margins improved $0.7 million or 41% in 2004 to $2.4 million or 28% of sales as increased sales and improved gross margins contributed incremental profits of $0.4 million and $0.3 million, respectively.

Operating Expenses

Operating expenses decreased $0.3 million or 5% from $5.9 million for the first six months of 2003 to $5.6 million in the first six months of 2004. Research and development expenses declined $0.2 million or 11% due to reduced salaries and lower development costs. Lower salaries, advertising and trade show expenditures resulted in a $0.2 million or 10% decline in selling expenditures. General and administrative expenses increased $0.1 million or 3% principally due to higher professional fees. The consolidation program implemented in the second quarter of 2004 is expected to result in a lower overall cost structure with incremental savings commencing in the second half of the year.

Interest Expense

Interest expense increased $ 48,000 in the first half of fiscal 2004 compared to 2003 due to higher interest rates.

Net Income (Loss)

Net loss for the six months ended June 30, 2004 increased $1.4 million to $5.9 million compared to a net loss of $4.5 million for the same period in 2003, as non-cash charges for debt amortization of $2.4 million more than offset an operating profit improvement of $1.0 million.

14 / STKR	2004 Form 10-Q

 Part I
Item 2

Provision (Benefit) for Income Taxes

The Company's historical operating losses raise doubt as to the realizability of the deferred tax assets. As a result, management has provided a valuation allowance for the net deferred tax assets that may not be realized.

LIQUIDITY AND CAPITAL RESOURCES

 As of June 30, 2004, the Company was in compliance with all provisions of its loan agreements.

During the first quarter of 2004, the Company raised approximately $2.6 million through the private placement of common stock. In conjunction with the private placement on February 3, 2004 of 2,334,130 shares of common stock, the Company issued warrants to purchase 582,533 shares of common stock at a price of $1.50 per share. Each warrant expires on February 3, 2007. The Company also issued additional investment rights to purchase 582,533 shares of common stock at a price of $1.15 per share. Each additional investment right expires 90 trading days after the effective date of registration. As of June 30, 2004, 313,479 additional investment rights were converted to 313,479 shares.

During the second quarter of 2004, the Company raised an additional $5.5 million through the placement of a convertible note. The net proceeds of $5.2 million were used to retire its $3.4 million senior U.S. credit facility with Merrill Lynch Financial Services. The remaining $1.8 million will be used for general working capital purposes.

Based upon the Company's current forecast for 2004, the Company plans to increase revenues, reduce costs and pursue various options to raise additional funds to finance operations through the end of 2004. The Company can give no assurances to the timing or terms of such arrangements, assuming it is able to consummate one or more of these options. If the Company is unable to raise sufficient funds through these options by the end of the fourth quarter of 2004, it will need to implement further cost reduction strategies, and the Company may not have adequate capital to sustain its current operations. Financing options in process or under consideration are the sale of real estate and/or a private placement of equity and/or debt securities. The Company expects to close on several of these financing options by the end of 2004.

For the six months period ended June 30, 2004, cash and cash equivalents increased approximately $1.4 million from $1.0 million at December 31, 2003 to $2.4 million at June 30, 2004. Cash used in operating activities declined $1.3 million for the period ended June 30, 2004 as a $1.4 million increase in the net loss was principally offset by a net $2.1 million increase in non-cash charges for depreciation and debt amortization and a $0.6 reduction in inventory.

Cash provided by financing activities during the first half of 2004 increased $2.9 million to $3.7 million as net proceeds from the sales of stock and private placement of convertible debt of $3.1 and $8.9 million respectively were used to retire $8.6 million in debt and provide an additional $3.4 million in working capital.

Investing activities were cash neutral through the first half of 2004, as purchases of $0.3 million were offset with $0.2 million in proceeds from assets sales.

Merrill Lynch Financial Services
On June 10, 2004, the Company paid the credit facility in full including outstanding principal and accrued interest of $3,370,000 and $7,000 respectively, with proceeds from a convertible note.

The Company's obligations under the credit facility are secured by substantially all of the Company's Salem assets, excluding real property. The facility was also subject to various financial covenants, including having a minimum net worth of $10.0 million at all times. The Company was also required to repay amounts under the credit facility using 100% of the net excess proceeds, as defined, from the sale of its Salem facility; 80% of net proceeds from assets sales and 50% of the net proceeds from equity offerings.

On March 25, 2004, the Company entered into an amended agreement with Merrill Lynch. The amended agreement changed the maturity date from October 31, 2004 in the prior agreement to June 30, 2004. The amended agreement also increased the interest from LIBOR + 5.5% in the prior agreement to LIBOR + 7.5%.

15 / STKR	2004 Form 10-Q

 Part I
Item 2

TJJ Corporation
As of December 31, 2003, the Company had a $4,700,000 term note with TJJ Corporation secured by the Company's Salem headquarters. On February 25, 2004, the Company paid the note in full including outstanding principal and accrued interest of $4,400,000 and $25,000, respectively, with proceeds from a private placement of common stock and convertible notes.

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

As of June 30, 2004, C$1,393,000 ($1,039,000 US) was outstanding under the line of credit and C$1,320,000 ($ 985,000 US) was outstanding under the term note. As of June 30, 2004, the interest rate on the line of credit and the term note were 5.75% and 6.5%, respectively.

Laurus Master Funds
As of May 4, 2004, the total value of the note issued on September 24, 2003 had been converted to 2,337,249 shares of common stock that resulted in an incremental non-cash charge related to accelerated amortization of debt discount of $514,000 for the three months ended June 30, 2004.

16 / STKR	2004 Form 10-Q

 Part I
Item 2

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

The Company can elect to pay monthly principal amortization in cash at 103% of the principal amount. The Company may also elect to pay both principal amortization and interest in common stock, if the market price of the stock at the time of the payment is 110% of the fixed conversion price. The Company may elect to redeem the principal amount outstanding at 120% within the first year, 115% within the second year and 110% during the third year. The principal amortization payments begin 120 days from the execution of the agreement at a rate of $78,125 per month. As of June 30, 2004 the note had been fully converted to common stock.

On February 25, 2004, the Company sold a Convertible Note to Laurus Master Funds, LTD. The $4,000,000 Convertible Note matures on February 25, 2007, bears interest at a rate equal to the Prime Rate plus 2.0%, but in no event less than 6.0%, and provides the holder with the option to convert the loan to common stock at $1.30 per share subject to certain adjustment features. The Convertible Note is collateralized by a mortgage on the Salem building. StockerYale has the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, determined based on the $1.30 conversion price. The Company also issued to the holder seven-year warrants to purchase shares in the following warrant amounts and exercise prices per share of common stock: 375,000 shares at $1.56 per share, 250,000 shares at $1.75 per share and 75,000 shares at $1.94 per share. The aggregate purchase price of the convertible note and warrants ($4,000,000) was allocated between the note, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $2,319,047, $988,184 and $692,769 respectively. The difference between the face amount of the convertible note of $4,000,000 and the aggregate purchase price of the convertible note of $2,319,047 was recorded as a debt discount and is being amortized over the life of the convertible note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.0%; an expected life of seven years; and an expected volatility of 140% with no dividend yield.

The Company can elect to pay monthly principal amortization in cash at 101% of the principal amount. The Company may also elect to pay both principal amortization and interest in common stock, if the market price of the stock at the time of the payment is 110% of the fixed conversion price. The Company may elect to redeem the principal amount outstanding at 115% within the first year, 110% within the second year and 105% during the third year. The principal amortization payments begin 120 days from the execution of the agreement at a rate of $125,000 per month. As of June 30, 2004, $2,499,000 was outstanding under the convertible note and has been classified as long-term debt. The obligation has been reported net of $834,588 related to unamortized debt discount based upon beneficial conversion rights and warrants.

17 / STKR	2004 Form 10-Q

 Part I
Item 2

As of June 30, 2004, based upon the note issued February 25, 2004, Laurus had converted $1,501,500 into 1,155,000 shares of common stock that resulted in an incremental non-cash charge related to accelerated amortization of debt discount of $631,000 for the three months ended June 30, 2004.

On June 10, 2004, the Company sold a Convertible Note to Laurus Master Funds, LTD and another institutional investor. The $5,500,000 Convertible Note matures on June 20, 2007, bears interest at a rate equal to the Prime Rate plus 1.0%, but in no event less than 5.0%, and provides the holder with the option to convert the loan to common stock at $2.15 per share subject to certain adjustment features. The Convertible Note is collateralized by U.S. accounts receivable, inventory and equipment and a second mortgage on the Montreal, Canada building. StockerYale has the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, determined based on the $2.15 conversion price. The Company also issued to the holders seven-year warrants to purchase an aggregate of 440,000 shares at $3.12 per share The aggregate purchase price of the convertible note and warrants ($5,500,000) was allocated between the note, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $3,646,478, $1,093,511 and $760,011 respectively. The difference between the face amount of the convertible note of $5,500,000 and the aggregate purchase price of the convertible note of $3,646,478 was recorded as a debt discount and is being amortized over the life of the convertible note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 4.43%; an expected life of seven years; and an expected volatility of 145.92% with no dividend yield.

The Company is subject to contractual obligations to file a registration statement covering the shares underlying the notes and warrants issued June 10, 2004 within 30 days following closing and to have the registration statement declared effective within 90 days of closing. The Company has not yet filed the registration statement and will incur penalties of $55,000 (1% of the face value of the note) per each thirty-day period until the registration statement is declared effective.

The Company can elect to pay monthly principal amortization in cash at 101% of the principal amount. The Company may also elect to pay both principal amortization and interest in common stock, if the market price of the stock at the time of the payment is 110% of the fixed conversion price. The Company may elect to redeem the principal amount outstanding at 115% within the first year, 110% within the second year and 105% during the third year. The principal amortization payments begin 120 days from the execution of the agreement at a rate of $171,875 per month. As of June 30, 2004, $5,500,000 was outstanding under the Convertible Note of which $1,375,000 has been classified as short-term debt and $4,125,000 has been classified as long-term debt. The obligation has been reported net of $1,758,470 related to unamortized debt discount based upon beneficial conversion rights and warrants.

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

18 / STKR	2004 Form 10-Q

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

INTEREST RATE RISK

The Company is exposed to market risk from changes in interest rates, which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company is exposed to interest rate risk primarily through its borrowings under its $ $4.8 million CDN credit facility with the National Bank of Canada with interest rates of 2.0% and 2.75% over the Canadian prime rate. As of June 30, 2004 the fair market value of the Company's outstanding debt approximates its carrying value due to the short-term maturities and variable interest rates. A 1% change in interest rates could increase or decrease interest expense by approximately $20,000 on an annual basis.

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

(b) Changes in internal controls

None

19 / STKR	2004 Form 10-Q

 Part II
Item 1 - 5

Item 1.     LEGAL PROCEEDINGS

The company was recently informed by the staff of the Securities and Exchange Commission (the "SEC") that the SEC is conducting a formal investigation into certain matters relating to the company. The company understands that the SEC's investigation relates to press releases that the company issued on April 19, 2004 and April 21, 2004, and trading in the company's securities on or around the time the press releases were issued. The SEC has not concluded that there has been any wrongdoing, and the company is cooperating fully with the SEC in the conduct of this inquiry.

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 10, 2004, the Company privately placed Convertible Notes in the aggregate principal amount of $5,500,000 and seven-year Warrants to purchase an aggregate of 440,000 shares at $3.12 per share to Laurus Master Funds, Ltd and another institutional investor. The private placement was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Proceeds of the placement were used to repay indebtedness and for working capital purposes.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY

a) A special meeting of stockholders of the Company in lieu of the annual meeting was held on May 17, 2004.

b) The following matters were presented and voting results were as follows:

PROPOSAL I - Election of Directors

	Number of Shares/Votes
Nominees	For	Withheld
Mark W. Blodgett	11,696,186	36,841
Dietmar E. Klenner	11,696,186	33,841
Lawrence W. Blodgett	11,696,186	33,841
Steven E. Karol	11,696,186	36,841
Patrick J. Zilvitis	11,696,186	33,841
Raymond J. Oglethorpe	11,696,186	36,841

PROPOSAL II- 2004 Stock Option and Incentive Plan:

FOR	AGAINST	ABSTAIN	NO-VOTE
6,297,820	202,622	16,365	5,516,220

Item 5.    OTHER INFORMATION

Not applicable.

20 / STKR	2004 Form 10-Q

 Part II
Item 6

Item 6.    EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)  The following is a complete list of exhibits filed as part of this Form 10-Q:

Exhibit Number        Description
31.1                 CEO Certification
31.2                 CFO Certification
32.1                 CEO Certification
32.2                 CFO Certification

(b)  Reports on Form 8-K:

1) On April 8, 2004, the Company issued a press release concerning the expected release of its first quarter 2004 financial results and the qualification by the Company's auditors in the Company's Annual Report filed as Form 10-K regarding the ability of the Company to continue as a going concern.

2) On April 13, 2004, the Company issued a press release concerning the appointment of new independent auditors.

3) On April 13, 2004, the Company issued a press release concerning the Company's financial results for the first quarter of fiscal 2004.

4) On June 16, 2004, the Company issued a press release concerning a private placement of Secured Convertible Notes in an aggregate principal amount of $5.5 million with two institutional investors.

5) On July 27, 2004, the Company issued a press release concerning the Company's financial results for the second quarter of fiscal 2004.

6) On August 10, 2004 the Company disclosed that the staff of the Securities and Exchange Commission (the "SEC")  is conducting a formal investigation into certain matters relating to the company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

StockerYale, Inc.

August 16, 2004	/s/ Mark W. Blodgett
Mark W. Blodgett,
Chairman and Chief Executive Officer

August 16, 2004	/s/ Francis J. O'Brien
Francis J. O'Brien,
Chief Financial Officer and Treasurer

20 / STKR	END	2004 Form 10-Q