Form 10-K/A
period 2003-12-31
STOCKERYALE INC
filed 2004-10-22
CIK 94538

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K/A-2

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

The number of shares outstanding of the registrant's common stock as of October 1, 2004 was 21,570,237.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 17, 2004 are incorporated by reference into Part III.

1 / STKR /	2003 Form 10-K/A-2

StockerYale, Inc.

FORM 10-K/A-2

For the Fiscal Year Ended December 31, 2003

INDEX

Part I
Item 3	Legal Proceedings	3

Part II
Item 8	Financial Statements and Supplementary Data	4

Part IV
Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	31
	Signatures	35

2 / STKR /	2003 Form 10-K/A-2

 Part I
Item 3

Explanatory Note

This Form 10-K/A-2 of StockerYale, Inc. amends the annual report on Form 10-K for the year ended December 31, 2003 filed on March 30, 2004. On April 12, 2004 the Company reported a change in certifying accountant to Vitale, Caturano & Company Ltd. and subsequently chose to reaudit its consolidated financial statements for the two years ended December 31, 2003. While no modifications were made to the income statement, balance sheet or the net change in cash and cash equivalents, certain components of the cash flow statements for the two years ended December 31, 2003 were reclassified between operating cash flow, financing cash flow, investing cash flow and effect of exchange rate categories. In 2003 Operating cash flows, financing cash flows, investing cash flows and effect of exchange rates changed by $430,000; ($823,000); ($167,000); and $560,000 respectively. In 2002 Operating cash flows, investing cash flows and effect of exchange rates changed by ($311,000), $247,000 and $64,000 respectively. This 2003 Form 10-K/A-2 also modifies certain footnote disclosures and includes updates to legal proceedings and the new audit opinion for the two years ending December 31, 2003.

This Form 10-K/A-2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," " intend," "estimate," "assume," and other similar expression which predict or indicate future events and trends and which do not relate to historical matters. The Company's actual results, performance or achievements could differ materially from our expectations expressed or implied by the forward-looking statements sometimes for reasons that are beyond the Company's control. Such reasons include, without limitation: the existence of other suppliers of optical components and illumination products, who may have greater resources than the Company; the risk that the Company's products may infringe patents held by other parties; the uncertainty that the Company's significant investments in R&D will result in products that achieve market acceptance; the Company's ability to attract and maintain key personnel; whether the Company is able to design products to meet the special needs of its customers; and that market conditions could make it more difficult or expensive for the Company to obtain the necessary capital to finance necessary research and development projects, operations as well as its ability to refinance existing debt. Additional factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 23 of the Company's Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

 Part I
Item 3

ITEM 3.     LEGAL PROCEEDINGS

At times, the Company may be involved in disputes and/or litigation with respect to its products and operations in its normal course of business. The Company does not believe that the ultimate impact of the resolution of such matters would have a material adverse effect on the Company's financial condition or results of operations. In August of 2004 StockerYale was informed by the staff of the Securities and Exchange Commission (the "SEC") that the SEC is conducting a formal investigation into certain matters relating to the company. The company understands that the SEC's investigation relates to press releases that the company issued on April 19, 2004 and April 21, 2004, and trading in the company's securities on or around the time the press releases were issued. The SEC has not concluded that there has been any wrongdoing, and the company is cooperating fully with the SEC in the conduct of this inquiry. The Company is not currently involved in any other legal proceedings.

3 / STKR /	2003 Form 10-K/A-2

 Part II
Item 8

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is presented on pages 4 through 30 of this Form 10-K/A-2.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of StockerYale, Inc.:
Salem, New Hampshire

We have audited the accompanying consolidated balance sheets of StockerYale, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the 2003 and 2002 financial statement schedules listed in the Index at Item 15(a) 2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. The consolidated financial statements and the financial statement schedule for the year ended December 31, 2001, before the inclusion of the goodwill disclosures discussed in Note 8 to the financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that the 2001 financial statement schedule, when considered in relation to the 2001 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their report dated February 25, 2002 (except with respect to the matter discussed in Note 18 to the 2001 financial statements, as to which the date was March 8, 2002).

We conducted our audits in accordance with auditing standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

4 / STKR /	2003 Form 10-K/A-2

 Part II
Item 8

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

/s/ VITALE, CATURANO & CO. LTD.
Vitale, Caturano & Co., Ltd.
Boston, Massachusetts
October 8, 2004

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

/s/ Arthur Andersen LP
Arthur Andersen LLP
Boston, Massachusetts
February 25, 2002

5 / STKR /	2003 Form 10-K/A-2

 Part II
Item 8

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

In thousands (except share data)
Year Ended December 31	2003	2002
Assets
Current assets:
Cash and cash equivalents	$1,008	$3,070
Restricted cash	-	2,000
Accounts receivable, less allowances of approximately $103 in 2003 and $155 in 2002	2,102	2,200
Inventories	3,799	4,478
Prepaid expenses and other current assets	188	747
Total current assets	7,097	12,495
Property, plant and equipment, net	20,550	23,650
Goodwill	2,677	2,677
Acquired intangible assets, net	1,463	1,785
Officer note receivable	263	249
Other long-term assets	639	464
Total assets	$32,689	$41,320
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt, net of unamortized discount of $155 in 2003 and $269 in 2002	$3,365	$5,306
Short-term debt	5,091	7,446
Accounts payable	2,061	2,050
Accrued expenses	943	1,399
Short-term portion of capital lease obligation	47	61
Total current liabilities	11,507	16,262
Long-term debt and capital lease obligations net of unamortized discount of $958 in 2003	3,934	96
Other long-term liabilities	17	-
Commitments and contingencies (See Note 19)
Stockholders' equity:
Common stock, par value $0.001-shares authorized 100,000,000; Shares issued and outstanding 14,791,123 and 12,771,524 at December 31, 2003 and 2002, respectively	15	13
Paid-in capital	70,948	68,637
Accumulated other comprehensive income (loss)	1,340	(266)
Accumulated deficit	(55,072)	(43,422)
Total stockholders' equity	17,231	24,962
Total liabilities and stockholders' equity	$32,689	$41,320

See the notes to consolidated financial statements.

6 / STKR /	2003 Form 10-K/A-2

 Part II
Item 8

CONSOLIDATED STATEMENT OF OPERATIONS

In thousands, except earnings per share
Year Ended December 31	2003	2002	2001
Revenue	$14,117	$12,992	$15,581
Cost of sales	11,173	11,159	11,303
Gross profit	2,944	1,833	4,278
Operating expenses:
Selling	2,825	3,451	4,466
General and administrative	4,560	5,513	7,825
Amortization	322	329	678
Research and development	3,664	6,203	5,465
Asset Impairment	1,905	1,570	-
Total operating expenses	13,276	17,066	18,434
Loss from operations	(10,332)	(15,233)	(14,156)
Interest and other income (expense)	(169)	142	441
Interest expense	(1,224)	(417)	(757)
Loss from continuing operations before income tax (benefit)	(11,725)	(15,508)	(14,472)
Income tax (benefit)	(75)	-	(801)
Loss from continuing operations	(11,650)	(15,508)	(13,671)
Loss from discontinued operations	-	-	(191)
Net loss	$(11,650)	$(15,508)	$(13,862)
Basic and diluted loss per share:
Loss per share from continuing operations	$(0.85)	$(1.22)	$(1.28)
Loss per share from discontinued operations	-	-	(0.02)
Net loss per share	$(0.85)	$(1.22)	$(1.30)
Weighted average shares outstanding:
Basic and diluted	13,707	12,685	10,683

See the notes to consolidated financial statements.

7 / STKR /	2003 Form 10-K/A-2

 Part II
Item 8

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
	Shares	$0.001 Par Value	Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Comprehensive Income (Loss)
Balance, December 31, 2000	9,386	$9	$42,071	$(14,052)	$(129)	$27,899	$-
Sale of common stock net of issuance costs of $1.4 million	1,700	$2	$15,904	$-	$-	$15,906	$-
Issuance of common stock to employees	306	$-	$334	$-	$-	$334	$-
Cumulative translation adjustment	-	$-	$-	$-	$(252)	$(252)	$(252)
Net loss	-	$-	$-	$(13,862)	$-	$(13,862)	$(13,862)
Comprehensive net loss for the year ended December 31, 2001							$(14,114)
Balance, December 31, 2001	11,392	$11	$58,309	$(27,914)	$(381)	$30,025	$-
Sale of common stock net of issuance costs of $0.11 million	1,243	2	9,534	-	-	9,536	-
Issuance of common stock to employees	103	-	324	-	-	324	-
Issuance of common stock for acquisition of CIENA Group	34	-	200	-	-	200	-
Warrants to purchase common stock	-	-	270	-	-	270	-
Cumulative translation adjustment	-	-	-	-	115	115	115
Net loss	-	-	-	(15,508)	-	(15,508)	(15,508)
Comprehensive net loss for the year ended December 31, 2002							$(15,393)
Balance, December 31, 2002	12,772	$13	$68,637	$(43,422)	$(266)	$24,962
Sale of common stock net of issuance costs of $0.08 million	1,610	2	891	-	-	893	-
Issuance of common stock to employees	25	-	24	-	-	24	-
Issuance of common stock for StockerYale Ireland shareholders	319	-	380	-	-	380	-
Issuance of common stock for Laurus convertible note	65	-	69	-	-	69	-
Warrants and beneficial conversion option to purchase common stock			947			947
Cumulative translation adjustment	-	-	-		1,606	1,606	1,606
Net loss				(11,650)		(11,650)	(11,650)
Comprehensive net loss for the year ended December 31, 2003							$(10,044)
Balance, December 31, 2003	14,791	$15	$70,948	$(55,072)	$1,340	$17,231

See the notes to consolidated financial statements.

8 / STKR /	2003 Form 10-K/A-2

 Part II
Item 8

CONSOLIDATED CASH FLOWS STATEMENTS

In thousands
Year Ended December 31	2003	2002	2001
Operations
Net loss	$(11,650)	$(15,508)	$(13,862)
Less: net loss on discontinued operations	-	-	(191)
	(11,650)	(15,508)	(13,671)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,656	2,580	2,066
Asset impairment	1,905	1,570	-
Accretion of original issue discount	258	-	-
Gain on disposal of assets	(28)	-	-
Deferred income taxes and other charges	-	(263)	(696)
Loss on investment in joint venture	-	167	380
Other changes in assets and liabilities:
Accounts receivable, net	98	(109)	580
Officer note receivable	(14)	(249)	-
Inventories	679	746	(28)
Prepaid expenses and other current assets	559	331	(216)
Accounts payable	93	(1,741)	2,155
Accrued expenses	(59)	(403)	106
Other assets and liabilities	158	(198)	-
Net cash used in operations	(5,345)	(13,077)	(9,324)

Financing
Proceeds from sale of common stock	917	9,860	16,240
Borrowings (repayments) of revolving credit facilities	(2,285)	3,713	2,688
Net proceeds from repayments of convertible note	2,334	(253)	-
Proceeds from long-term debt	3,012	4,000	-
Principal repayment of long-term debt	(3,148)	(1,195)	-
Restricted cash related to Merrill Lynch	1,809	-	(1,500)
Debt acquisition costs	(110)	(244)	-
Net cash provided by financing activities	2,529	15,881	17,428

Investing
Proceeds from sale of assets	322	-	-
Purchases of property, plant and equipment	(80)	(958)	(18,912)
Net investment in joint venture	-	(260)	(600)
Net proceeds from sale of discontinued operations	-	-	659
Proceeds from note receivable	-	104	90
Cash paid for acquisition	-	(375)	-
Net cash provided (used for) investing	242	(1,489)	(18,763)
Effect of exchange rates	512	179	(252)
Net change in cash and equivalents	(2,062)	1,494	(10,911)
Cash and equivalents, beginning of year	3,070	1,576	12,487
Cash and equivalents, end of year	$1,008	$3,070	$1,576
Supplemental disclosure of cash flow information:
Interest paid	1,105	417	757
Stock issued in CIENA acquisition	-	200	-
Conversion of BES shares	380	-	-
Conversion of Laurus convertible note	69	-	-

See the notes to consolidated financial statements.

9 / STKR /	2003 Form 10-K/A-2

 Part II
Item 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

(2) MANAGEMENT PLAN

In 2000 the Company made a strategic decision to utilize its optics and manufacturing expertise in phase masks and fiber optic illumination to expand into specialty optical fiber and optical components. This was based on high growth expectations for the telecommunications infrastructure in order to facilitate the rapid growth in Internet traffic. Given management's expectations of the optical component industry's rapid growth and the communications industry's growing demand for advanced telecommunications equipment, the Company over the following three years invested significant equity capital in plant and equipment, research and development and commercialization expenses.

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

10 / STKR /	2003 Form 10-K/A-2

 Part II
Item 8

Based upon the Company's current forecast for 2004, the Company plans to increase revenues, reduce costs and pursue various options to raise additional funds to finance operations through the end of 2004. The Company can give no assurances to the timing or terms of such arrangements, assuming it is able to consummate one or more of these options. If the Company is unable to raise sufficient funds through these options by the end of the of 2004, it will need to implement further cost reduction strategies, and the Company may not have adequate capital to sustain its current operations. Financing options in process or under consideration are the sale of real estate and/or a private placement of equity/debt securities. The Company expects to close several of these financing options by the end of 2004. See the disclosure in Subsequent Events (22) regarding financing activity subsequent to December 31, 2003.

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

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with original maturities of three months or as of the balance sheet date.

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

11 / STKR /	2003 Form 10-K/A-2

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

LOSS PER SHARE

Loss per share, basic and diluted, is calculated by dividing the net loss by the weighted average number of common shares outstanding. For the years ended December 31, 2003, 2002, and 2001, 3,552,673, 3,204,143, 2,309,274 options and 1,259,957, 269,957, and 19,957 warrants, respectively, were excluded from the calculation of diluted shares, as their effects were anti-dilutive.

12 / STKR /	2003 Form 10-K/A-2

 Part II
Item 8

REVENUE RECOGNITION

The Company recognizes revenue from product sales at the time of shipment and when persuasive evidence of an arrangement exists, performance of the Company's obligation is complete, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. In certain limited situations, customers have the right to return products. Such rights of return have not precluded revenue recognition because the Company has a long history with such returns and accordingly is able to provide a reasonable estimate for sales returns and allowances.

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

Total depreciation expense of property, plant and equipment was approximately $2.2 million in 2003, $2.1 million in 2002, and $1.4 million in 2001. Maintenance and repairs are expensed as incurred.

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

Had the Company determined the stock-based compensation expense for the Company's stock options under the provisions of SFAS No. 123, the Company's net loss and net loss per share based upon the fair value at the grant date for stock options awards in 2002, 2001, and 2000, would have increased the pro-forma net loss amounts as indicated below:

	For the Year Ended December 31,
(in thousands)	2003	2002	2001
Net loss
As reported	$ (11,650)	$ (15,508)	$ (13,862)
Additional compensation expense	(4,602)	(4,877)	(3,848)
Pro forma net loss	$ (16,252)	$ (20,385)	$ (17,710)
Net loss per share (basic and diluted)
As reported	$ (0.85)	$ (1.22)	$ (1.30)
Pro forma	$ (1.19)	$ (1.60)	$ (1.66)

13 / STKR /	2003 Form 10-K/A-2

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

14 / STKR /	2003 Form 10-K/A-2

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

(4) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead. Inventories are as follows:

	December 31,
(in thousands)	2003	2002
Finished goods	$992	$1,417
Work in-process	78	101
Raw materials	4,100	4,195
Reserve for obsolescence	(1,371)	(1,235)
Net inventories	$3,799	$4,478

Management performs quarterly reviews of inventory and disposes of items not required by their manufacturing plan and reduces the carrying cost of inventory to the lower of cost or market. The Company recorded a charge of $0.7 million in 2003 and $0.4 million in 2002.

(5) OFFICER NOTE RECEIVABLE

On May 31, 2002, Mark W. Blodgett, the chairman and chief executive officer of the Company, issued a promissory note to the Company in the principal amount of $250,000. The note is a full recourse note and is payable upon demand with interest on the unpaid principal accruing at a rate per annum equal to 4.5%. As of December 31, 2003 the Company has received $5,000 in payments and the principal and accrued interest outstanding is $248,750 and $14,000 respectively. The Board of Directors of the Company approved this loan transaction. The Company is not contemplating that its demand rights will be exercised during 2004. Accordingly, the Note has been classified as long-term in the accompanying 2003 Consolidated Balance Sheet.

(6) NOTE RECEIVABLE

On September 19, 2001, the Company sold its machine components and accessories division for $850,000 in cash and a note receivable of $250,000 from the buyer. The note requires payment of interest at a rate of 6.25% only for the first six months with interest and principal payable over the following twelve months. The balance due as of December 31, 2003 is $53,334.

15 / STKR /	2003 Form 10-K/A-2

 Part II
Item 8

(7) PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment were as follows:

	December 31,
(in thousands)	2003	2002
Land	$759	$962
Buildings and improvements	11,206	11,801
Machinery and equipment	15,294	15,125
Furniture and fixtures	1,709	1,557
	28,968	29,445
Less: Accumulated depreciation	(8,418)	(5,795)
	$20,550	$23,650

(8) GOODWILL

In June 2001, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 142, Goodwill and other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets acquired individually or with a group of other assets at acquisition. The statement also addresses financial accounting and reporting for goodwill and other intangibles subsequent to their acquisition. SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets. Under SFAS No. 142, the amortization of goodwill ceased beginning January 1, 2002 and the Company assesses the realizability of this asset annually and whenever events or changes in circumstances indicate they might be impaired. The Company estimates the fair value of its reporting units by using forecasts of discounted cash flows. In applying SFAS No. 142, the Company performed the transitional assessment and impairment test required and determined that there was no impairment of goodwill. The Company completed another test for impairment in the fourth quarter of 2003 and determined that goodwill was not impaired. At December 31, 2003, the carrying value of goodwill was approximately $2.7 million.

The transitional disclosure for reported loss for the fiscal year ended December 31, 2001 as adjusted is presented in the table below:

2001
Net loss as reported	$(13,862)
Add back amortization of goodwill, net of tax	326
Adjusted net loss	$(13,536)

Loss per share, basic and diluted:
Net loss as reported	$(1.30)
Add back amortization of goodwill, net of tax	0.03
Adjusted net loss per share	$(1.27)

16 / STKR /	2003 Form 10-K/A-2

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
	December 31,
(in thousands)	2003	2002
Acquired patented technology	$3,078	$3,078
Trademarks	471	471
Less: accumulated amortization	(2,086)	(1,764)
	$1,463	$1,785

Amortization of intangible assets was $322,000, $329,000 and $358,000, respectively in fiscal 2003, 2002 and 2001.

The estimated future amortization expense of intangible assets, in thousands,  is as follows:
2004	2005	2006	2007	2008 and thereafter
$318	$318	$318	$319	$190

(10) ACQUISITIONS

CIENA Acquisition

On May 13, 2002, the Company announced the acquisition of CIENA Corporation's specialty optical fiber (SOF) assets. StockerYale entered into the transaction to take advantage of distressed prices for capital assets, to expand its current product line of specialty optical fibers and become an independent supplier to a major OEM in the telecommunications sector. The acquisition included CIENA's specialty fiber manufacturing equipment and related test and measurement assets, intellectual property related to CIENA's specialty optical fiber technology, a fully developed SOF product line, and a three-year primary supply agreement between CIENA and the Company. The purchase price of $575,000 included $375,000 of cash and 33,613 shares of common stock with an approximate market value of $200,000 of stock which has been allocated to the fiber manufacturing equipment and the related test measurement assets. The Company recorded an asset impairment charge of $266,000 in the third quarter of 2003 related to this asset purchase, which was the result of the Company's decision to not utilize the equipment. The impairment was calculated based upon current market values.

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

17 / STKR /	2003 Form 10-K/A-2

 Part II
Item 8

Certain information with respect to discontinued operations is summarized as follows:

(in thousands)	Year Ended December 31, 2001

Statement of Operations:
Net sales	$1,453
Cost of sales	1,284
Selling, general and administrative	177
Other expense (income)	(8)
Cost and expenses	1,453
Loss from discontinued operations	-
Loss on disposal of discontinued operations	(191)
Net loss from discontinued operations	$(191)

(12) TAXES

The components of the provision (benefit) for income taxes are as follows:

(in thousands)	For the Years Ended December 31,
	2003	2002	2001
Current
Federal	$-	$-	$-
State	-	-	-
Foreign	-	263	(186)
	-	263	(186)
Deferred
Federal	-	-	-
State	-	-	-
Foreign	(75)	(263)	(615)
Total	$(75)	$-	$(801)

The following is a reconciliation of the federal income tax (benefit) provision calculated at the statutory rate of 34% to the recorded amount:

(in thousands)	For the Year Ended December 31,
	2003	2002	2001
Applicable statutory federal income tax benefit	$(3,987)	$(5,273)	$(4,923)
State income taxes, net of federal income tax benefit	(648)	(857)	(629)
Non-deductible amortization and impairment charge	127	177	64
Foreign tax rate differential	-	154	239
Other, net	646	538	(19)
Valuation allowance	3,787	5,261	4,467
Net federal income tax (benefit)	$(75)	$0	$(801)

18 / STKR /	2003 Form 10-K/A-2

 Part II
Item 8

The significant items comprising the deferred tax asset and liability at December 31, 2003 and 2002 are as follows:

in thousands)	For the Year Ended December 31,
	2003	2002
Net operating loss carry forwards	$16,182	$11,818
Financial reporting reserves not yet deductible for tax purpose	861	967
Accelerated depreciation and property-basis differences	(1,490)	(1,019)
Other	(245)	(245)
Valuation allowance	(15,308)	(11,521)
	$0	$0

As of December 31, 2003, the Company had net operating loss carry forwards (NOLs) of approximately $40.5 million available to offset future taxable income, if any. These carry forwards expire through 2023 and are subject to review and possible adjustment by the Internal Revenue Service. The Company's historical operating losses raise doubt as to the realizability of the deferred tax assets. As a result, management has provided a valuation allowance for the net deferred tax assets that may not be realized. The increase in the valuation allowance during 2003 and 2002 is principally the result of the Company's net loss.

The tax benefits recorded in 2003 and 2001 relates primarily to net operating losses and research and development tax credits being benefited in the Canadian tax jurisdiction. In accordance with SFAS No. 109, Accounting for Income Taxes, the deferred tax assets were recognized up to the amount offsetting deferred tax liabilities in the applicable tax jurisdiction.

19 / STKR /	2003 Form 10-K/A-2

 Part II
Item 8

(13) DEBT AND CAPITAL LEASE OBLIGATIONS

As of December 31, 2002 the Company had classified certain debt and capital lease obligations as current due to violation of provisions within the underlying debt agreements. Debt and capital lease obligations consisted of the following:

	December 31,
(in thousands)	2003	2002
Borrowings under Credit Agreement with Merrill Lynch (1)	$ 3,428	$ 6,387
Borrowings under Line of Credit Agreement with Toronto Dominion Bank (1)	-	877
Borrowings under Term Loans with Toronto Dominion Bank	-	374
Borrowings under Line of Credit Agreement with National Bank of Canada (1)	1,393	-
Note Payable to TJJ Corporation maturing on December 28, 2005, with an interest rate of 8.50%, net of unamortized discount of $155 as of December 31, 2003	4,544	3,731
Convertible Note Payable to Laurus Master Funds, LTD maturing on September 26, 2006, with an interest rate of 7.50%, net of unamortized discount of $802 as of December 31, 2003	1,628	-
Borrowings under equipment line of credit	-	85
Mortgage notes payable to Toronto Dominion bank, maturing December 2015 and July 2016, with an interest rate of bank's prime plus 0.875%.	-	1,181
Mortgage note payable to National Bank of Canada, maturing June 2008 with an interest rate of bank's prime plus 2.25%.	1,110	-
Term loan with the Bank of Ireland, maturing on December 31, 2003, with an interest rate of 6.5%	-	2
Revolving line of credit, maturing on demand, payable to the Bank of Ireland, with interest rate of 9.45% (1)	-	33
Revolving line of credit, maturing on demand, payable to a Singapore bank, with interest of prime plus 2% (1)	-	149
Marshall Wace, debt convertible into common stock May 2004	270	-
Machinery & equipment capital lease obligations, maturing April 8, 2005	64	90
Sub-total debt and capital lease obligations	12,437	12,909
Less -- Short-term (1)	(5,091)	(7,446)
-- Short-term portion of capital lease obligations	(47)	(61)
-- Current portion of long-term debt	(3,365)	(5,306)
Total long-term debt and capital leases	$ 3,934	$ 96

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

20 / STKR /	2003 Form 10-K/A-2

 Part II
Item 8

The Company subsequently received waivers and/or amendments for both credit agreements, which brought the Company into compliance as of December 31, 2003. The waivers and/or amendments are described in the following section under Borrowing Agreements.

Merrill Lynch Financial Services

On September 30, 2003, the Company entered into an agreement to modify the terms of its credit facility with Merrill Lynch Business Financial Services. The new agreement provides a credit facility of $3,450,000 through a term note of $2,450,000 and a line of credit of $1,000,000. The new facility matures on October 31, 2004 and bears an interest rate of one month LIBOR + 5.5% and is partially guaranteed (maximum $1,000,000) by an officer of the Company. On December 31, 2003 the interest rate was approximately 6.5%. Outstanding borrowings as of December 31, 2003 were $3,428,162.

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

21 / STKR /	2003 Form 10-K/A-2

 Part II
Item 8

Bank of Ireland

On September 24, 2003, StockerYale, Inc. entered into a guarantee of a Euros125,000 in connection with a credit facility provided by the Bank of Ireland to StockerYale Ireland. The credit facility provides a Euro 50,000 line of credit and a Euro 75,000 overdraft facility. The credit facility is secured by the assets of StockerYale Ireland and StockerYale, Inc.'s guarantee and bears a variable interest rate approximating 9.0%. As of December 31, 2003, there were no outstanding borrowings under the credit facility.

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

On August 23, 2003, the Company amended its credit facility with National Bank of Canada to reduce the restricted term deposit from C$1,000,000 ($740,000 US) to C$250,000 ($185,000 US) and reduce the term loan from C$2,300,000 ($1,702,000 US) to C$1,550,000 ($1,147,000 US). The net availability of the term loan remained the same. In addition, the bank added Canadian Provincial Government research and development tax credits as additional eligible accounts receivable, which increased the availability of the revolving credit facility by approximately C$300,000 ($222,000 US). All other terms of the credit facility remained the same, including StockerYale, Inc.'s guarantee to fund StockerYale Canada's deficits if requested by the bank.

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

22 / STKR /	2003 Form 10-K/A-2

 Part II
Item 8

On March 19, 2004, the Company entered into an amended agreement with the National Bank of Canada. The new agreement includes a line of credit of C$2,500,000 ($1,875,000 US) and a five-year term note of C$1,396,000 ($1,050,000 US). The amended agreement reduced the net worth covenant from C$10,800,000 in the May 26, 2003 agreement to C$8,000,000 in the March 19, 2004 agreement as of December 31, 2003. The amended agreement also requires a C$10,000,000 net worth as of September 30, 2004 and thereafter. The amended agreement also reduced the inventory component of the line of credit availability from C$750,000 to C$625,000 and requires the Company to achieve specific net profit targets throughout 2004.

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

On March 8, 2002, the Company completed a private placement of 1,242,600 common shares at a price of $7.76 per share, which resulted in net proceeds to the Company of approximately $9.5 million. The Company did not engage any underwriters in connection with the private placement.

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

23 / STKR /	2003 Form 10-K/A-2

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

24 / STKR /	2003 Form 10-K/A-2

 Part II
Item 8

The following is a summary of the activity for the Company's stock options:
					Weighted
	Number				Average Exercise
	of shares	Price Range			Price
Outstanding at December 31, 2000	1,395,900	$0.66	-	$38.00	$4.75

Granted	1,273,010	$6.60	-	$18.13	$11.59
Forfeited/cancelled	(68,450)	$0.84	-	$32.38	$7.67
Exercised	(291,186)	$0.66	-	$0.88	$0.78
Outstanding at December 31, 2001	2,309,274	$0.69	-	$38.00	$8.92

Exercisable at December 31, 2001	559,464	$0.69	-	$38.00	$2.03

Granted	1,356,147	$0.73	-	$11.06	$4.67
Forfeited/cancelled	(385,878)	$3.78	-	$28.88	$11.38
Exercised	(75,400)	$0.75	-	$3.78	$2.88
Outstanding at December 31, 2002	3,204,143	$0.69	-	$38.00	$6.95

Exercisable at December 31, 2002	1,183,617	$0.69	-	$38.00	$6.31

Granted	631,300	$0.52	-	$1.30	$0.76
Forfeited/cancelled	(276,320)	$0.63	-	$15.75	$7.00
Exercised	(6,450)	$0.73	-	$0.81	$0.78
Outstanding at December 31, 2003	3,552,673	$0.52	-	$38.00	$5.86

Exercisable at December 31, 2003	1,714,583	$0.69	-	$38.00	$6.86

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at December 31, 2003	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2003	Weighted Average Exercise Price
$0.00	-	$3.80	1,703,664	7.5	$1.22	813,489	$1.68
$3.80	-	$7.60	747,065	7.9	$6.11	231,175	$6.20
$7.60	-	$11.40	33,499	3.8	$9.75	24,374	$9.68
$11.40	-	$15.20	941,295	6.7	$12.12	527,245	$12.23
$15.20	-	$19.00	63,875	2.8	$16.65	59,125	$16.62
$19.00	-	$22.80	47,875	3.6	$20.27	47,875	$20.27
$22.80	-	$26.60	12,000	6.6	$24.96	11,000	$24.95
$26.60	-	$34.20	3,200	0.4	$28.75	3,150	$28.78
$34.20	-	$38.00	200	6.8	$38.00	150	$38.00
			3,552,673	7.2	$5.86	1,714,583	$6.86

The Company had 74,291 and 429,271 shares available for grant as of December 31, 2003 and 2002, respectively.

During 2003 and 2002, the weighted average fair value of options granted was $0.76 and $4.67 respectively.

25 / STKR /	2003 Form 10-K/A-2

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

(18) EMPLOYEE BENEFIT PLANS

On January 17, 1994, the Company established the StockerYale 401(k) Plan (the Plan). Under the Plan, employees are allowed to make pretax retirement contributions. In addition, the Company may make matching contributions, not to exceed 100% of the employee contributions, and profit sharing contributions at its discretion. The Company made matching contributions of $35,000, $36,000, and $57,000 in fiscal years 2003, 2002, and 2001, respectively. The Company incurred costs of approximately $2,000, $2,000, and $12,000 in 2003, 2002, and 2001, respectively, to administer the Plan.

(19) COMMITMENTS AND CONTINGENCIES

The Company leases facilities and equipment under operating leases. The future minimum lease payments as of December 31, 2003 are as follows (in thousands):

For the Year Ended December 31,	Operating Leases	Capital Leases
2004	$377	$50
2005	126	18
2006	14	-
2007	2	-
Less interest	-	(4)
Total	$519	$64

Total rent expense for operating leases charged to operations was $635,000, $556,000 and $207,000 in 2003, 2002 and 2001, respectively.

26 / STKR /	2003 Form 10-K/A-2

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

Optune Technologies, Inc.

On October 12, 2000, the Company entered into a joint venture with Dr. Nicolae Miron and formed Optune Technologies, Inc., a Quebec corporation, to develop a new class of tunable optical filters. Under the terms of this joint venture arrangement, the Company owns a 49% equity interest in Optune and the Company initially agreed to contribute an aggregate of $4,000,000 toward all operating costs of the joint venture including salaries, equipment and facility costs. The contributions were to be made over a two-year period pursuant to a fixed milestone schedule. The Company recorded 100% of the losses associated with the research and development joint venture in the accompanying statement of operations as research and development expense. The Company provided approximately $936,000 CDN ($600,000 USD) through December 31, 2001 and recorded $400,000 USD of research and development expenses related to the joint venture. During 2002, the Company has provided $394,000 CDN ($260,000 USD) of funding to the joint venture and recorded approximately $337,000 of research and development expenses related to the operating losses.

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

27 / STKR /	2003 Form 10-K/A-2

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

28 / STKR /	2003 Form 10-K/A-2

 Part II
Item 8

The Corporate assets include cash and cash equivalents, buildings and furniture and fixtures.

	Year Ended December 31, 2003				Year Ended December 31, 2002

Statement of operations	Illumination	Optical Components	Total		Illumination	Optical Components	Total
Revenue	$13,127	$990	$14,117		$11,851	$1,141	$12,992
Gross profit (loss)	3,465	(521)	2,944		2,974	(1,141)	1,833
Operating loss	(4,709)	(5,623)	(10,332)		(4,193)	(11,040)	(15,233)

	As of December 31, 2003				As of December 31, 2002

Assets	Illumination	Optical Components	Corporate	Total	Illumination	Optical Components	Corporate	Total
Total current assets	$5,827	$425	$859	$7,111	$6,301	$404	$5,790	$12,495
Property, plant and equipment	978	7,847	11,725	20,550	777	9,699	13,174	23,650
Intangible assets	1,463			1,463	1,785			1,785
Goodwill	2,677			2,677	2,677			2,677
Other assets			888	888	405	59	249	713
	$10,945	$8,272	$13,472	$32,689	$11,945	$10,162	$19,213	$41,320

The Company's export sales are denominated in U.S. dollars. These sales are as follows:

Year Ended			(in thousands)
December 31,	USA	Canada	Europe	Asia	Total
2003	$ 7,331	$ 1,325	$ 3,725	$ 1,736	$ 14,117
2002	$ 7,758	$ 1,119	$ 2,869	$ 1,246	$ 12,992

The Company's long-lived assets consist of property, plant and equipment located in the following geographic locations:

Year Ended			(in thousands)
December 31,	USA	Canada	Europe	Asia	Total
2003	$ 13,386	$ 6,906	$ 223	$ 35	$ 20,550
2002	$ 16,756	$ 6,568	$ 277	$ 49	$ 23,650

29 / STKR /	2003 Form 10-K/A-2

 Part II
Item 8

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

On February 25, 2004, the Company issued a Convertible Note to Laurus Master Funds, Ltd. The $4,000,000 Convertible Note matures on February 25, 2007, bears an interest rate of Prime Rate plus 2%, but no less than 6% and provides the holder with the option to convert the loan to common stock at $1.30 per share.

On February 25, 2004, the Company paid TJJ Corporation $4,425,000 representing the outstanding principal and accrued interest on the term note secured by the Company's Salem facility.

As of May 4, 2004, Laurus Master Funds had converted the total $2,500,000 Convertible Note issued September 24, 2003 into 2,336,449 shares of common stock. This conversion resulted in a non-cash charge to the statement of operations during the second quarter of 2004 equal to a portion of the unamortized discount.

On May 7, 2004, the chairman and chief executive officer paid the Company $266,562, which represented the entire balance of principal and accrued interest outstanding for the Officer Note issued on May 31, 2002.

On June 10, 2004, the Company raised $5.5 million through the placement of a convertible note. The net proceeds of $5.2 million were used to retire its $3.4 million senior U.S. credit facility with Merrill Lynch Business Financial Services. The remaining $1.9 million was used for general working capital purposes.

On August 6, 2004, the Company was informed by the staff of the Securities and Exchange Commission (the "SEC") that the SEC is conducting a formal investigation into certain matters relating to the company. The company understands that the SEC's investigation relates to press releases that the company issued on April 19, 2004 and April 21, 2004, and trading in the company's securities on or around the time the press releases were issued. The SEC has not concluded that there has been any wrongdoing, and the company is cooperating fully with the SEC in the conduct of this inquiry.

30 / STKR /	2003 Form 10-K/A-2

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

/s/ Arthur Andersen LLP
Arthur Andersen LLP
Boston, Massachusetts
February 25, 2002

STOCKERYALE, INC
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2003, 2002 and 2001

		(Credit)
	Balance at	Charge to	Other	Balance at
	Beginning	Costs and	Charges	End
(in thousands)	of Period	Expenses	Deductions (1)	of Period
2003 Allowance for doubtful accounts	$155	$0	$(52)	$103
2002 Allowance for doubtful accounts	$128	$51	$(24)	$155
2001 Allowance for doubtful accounts	$134	$143	$(149)	$128

(1) Reflects uncollectible accounts written off.

31 / STKR /	2003 Form 10-K/A-2

 Part IV
Item 15

 FINANCIAL STATEMENTS AND SCHEDULES

None.

REPORTS ON FORM 8-K

On January 8, 2004, the Company filed a Form 8-K concerning the appointment of Ricardo Diaz as Chief Operating Officer.

On February 3, 2004, the Company filed a Form 8-K concerning the placement of common stock with institutional investors.

On February 26, 2004, the Company filed a Form 8-K concerning the placement of common stock and a convertible note to institutional investors.

On March 15, 2004, the Company filed a Form 8-K concerning financial results for its fourth quarter and fiscal year ended December 31, 2003.

EXHIBIT LISTING

Number	Description
3.1(a)	Amended and Restated Articles of Organization of StockerYale, Inc., incorporated by reference to Exhibit 3.1 of StockerYale, Inc.'s Form 10-KSB for the fiscal year ended December 31, 2000.
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

10.4(a)	2000 Employee Stock Purchase Plan, incorporated by reference to Exhibit 99.1 to the Form S-8 filed by StockerYale, Inc. on June 9, 2000 (No. 333-39082).
10.4(b)	Amendment No. 1 to 2000 Employee Stock Purchase Plan, dated June 26, 2001, incorporated by reference to exhibit 10.4(b) of Form 10-K for the year ended December 31, 2001.

32 / STKR /	2003 Form 10-K/A-2

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

33 / STKR /	2003 Form 10-K/A-2

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

10.14(d)	Amendment to Merrill Lynch Line of Credit, incorporated by reference to Exhibit 10.14(d) of StockerYale's Form 10-K for the year ended December 31, 2002.
10.14(e)	Merrill Lynch Term Note, incorporated by reference to Exhibit 10.14(e) of StockerYale's Form 10-K for the year ended December 31, 2002.
10.15(a)	TJJ Corporation Term Note, incorporated by reference to Exhibit 10.15(a) of StockerYale's Form 10-K for the year ended December 31, 2002.
10.15(b)	TJJ Corporation Mortgage, incorporated by reference to Exhibit 10.15(b) of StockerYale's Form 10-K for the year ended December 31, 2002.
10.15(c)	Amendment to Credit Facility with National Bank, incorporated by reference to exhibit 10.15(c) of Form 10-K for the year ended December 31, 2003.
10.15(d)	Amendment to Credit Facility with Merrill Lynch, incorporated by reference to exhibit 10.15(d) of Form 10-K for the year ended December 31, 2003.
10.16	Separation Plan for Executive Officers
10.17	Form of Stock Purchase Agreement between the Investor(s) and StockerYale, Inc., incorporated by reference to Exhibit 99.1 of StockerYale's Form S-3, filed on October 17, 2003.
10.18(a)	Form of Secured Convertible Note between Laurus Master Fund, Ltd. and StockerYale, Inc., incorporated by reference to Exhibit 99.2 of StockerYale, Inc.'s Form S-3, filed on October 17, 2003.
10.18(b)	Form of Common Stock Purchase Warrant between Laurus Master Fund, Ltd. and StockerYale, Inc., incorporated by reference to Exhibit 99.3 of StockerYale, Inc.'s Form S-3, filed on October 17, 2003.
10.18(c)	Form of Securities Purchase Agreement between Laurus Master Fund, Ltd. and StockerYale, Inc., incorporated by reference to Exhibit 99.4 of StockerYale, Inc.'s Form S-3, filed on October 17, 2003.
21.1	Subsidiaries of the Company, incorporated by reference to exhibit 21.1 of Form 10-K for the year ended December 31, 2001.
*23.1	Consent of Vitale, Caturano & Company, Ltd.
99.1

Letter to the Securities and Exchange Commission pursuant to Temporary Note T3 regarding Arthur Andersen LLP, incorporated by reference to Exhibit 99.1 of StockerYale, Inc.'s Form 10-K for the fiscal year ended December 31, 2001.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

* Filed herewith

34 / STKR /	2003 Form 10-K/A-2

 Part IV
Item 15

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Salem, State of New Hampshire, as of October 22, 2004.

STOCKERYALE, INC
By /s/ RICHARD P. LINDSAY
Richard P. Lindsay,
Executive Vice President, Chief Financial Officer

35 / STKR	END	2003 Form 10-K/A-2