Form 10-Q
period 2004-09-30
STOCKERYALE INC
filed 2004-11-15
CIK 94538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

As of November 4, 2004, there were 21,570,238 shares of the issuer's common stock outstanding.

STOCKERYALE, INC.

i / STKR	2004 Form 10-Q

 Part I
Item 1

ITEM 1.    FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands
	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$1,210	$1,008
Accounts receivable, less reserves of approximately $108 at September 30, 2004 and $103 at December 31, 2003	3,444	2,102
Inventories	3,679	3,799
Prepaid expenses and other current assets	452	188
Total current assets	8,785	7,097
Property, plant and equipment, net	19,128	20,550
Goodwill	2,677	2,677
Identified intangible assets, net	1,224	1,463
Officer note receivable	-	263
Other long-term assets	609	639
Total assets	$32,423	$32,689
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$2,556	$3,365
Short-term debt, net of unamortized discount of $0 at September 30, 2004 and $155 at December 31, 2003	1,965	5,091
Accounts payable	2,380	2,061
Accrued expenses	1,325	943
Short-term portion of capital lease obligation	43	47
Total current liabilities	8,269	11,507
Long-term debt and capital lease obligations, net of unamortized discount of $2,156 at September 30, 2004 and $957 at December 31, 2003 - less current portion	4,403	3,934
Other long-term liabilities	17	17
Stockholders' equity:
Common stock, par value $0.001-shares authorized 100,000,000; Shares issued and outstanding 21,655,107 and 14,791,123 at September 30, 2004 and December 31, 2003, respectively	22	15
Paid-in capital	81,813	70,948
Accumulated other comprehensive income (loss)	1,436	1,340
Accumulated deficit	(63,537)	(55,072)
Total stockholders' equity	19,734	17,231
Total liabilities and stockholders' equity	$32,423	$32,689

See notes to unaudited condensed consolidated financial statements.

1 / STKR	2004 Form 10-Q

 Part I
Item 1

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share data
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net sales	$4,852	$3,670	$13,466	$10,840
Cost of sales	3,392	2,724	9,568	8,159
Gross profit	1,460	946	3,898	2,681
Operating expenses:
Selling expenses	676	585	2,076	2,134
General and administrative	1,666	1,009	4,068	3,343
Research and development	832	831	2,445	2,647
Intangible asset amortization	80	80	239	239
Asset Impairment	0	605	0	605
Total operating expenses	3,254	3,110	8,828	8,968
Operating loss	(1,794)	(2,164)	(4,930)	(6,287)
Interest and other income/(expense)	(24)	15	(28)	(115
Debt acquisition and discount amortization expense	516	44	2,957	132
Interest expense	196	246	550	595
Loss before income tax benefit	(2,530)	(2,439)	(8,465)	(7,129)
Income tax provision (benefit)	0	14	0	(136
Net loss	$(2,530)	$(2,453)	$(8,465)	$(6,993)
Basic and diluted loss per share:
Net loss per share	$(0.12)	$(0.17)	$(0.43)	$(0.52)
Weighted average shares outstanding:
Basic and diluted	21,651	14,401	19,658	13,501

See notes to unaudited condensed consolidated financial statements.

2 / STKR	2004 Form 10-Q

 Part I
Item 1

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands
	Nine Months Ended September 30,
	2004	2003
Operations
Net loss	$(8,465)	$(6,993)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,379	2,113
Accretion of original issue discount	2,335	-
Asset impairment	-	605
Loss on disposal of assets	24	-
Other changes in assets and liabilities:
Accounts receivable, net	(1,342)	(391)
Inventories	120	98
Prepaid expenses and other current assets	(1)	174
Accounts payable	319	61
Accrued expenses	382	(56)
Other assets and liabilities	38	(180)
Net cash used in operating activities	(4,211)	(4,569)
Financing
Proceeds from sale of common stock	3,143	1,197
Proceeds from long term debt	9,550	6,247
Principal repayment of long-term debt	(7,272)	(2,210)
Net repayments (borrowings) revolving lines of credit	(406)	(3,673)
Restricted cash related to Merrill Lynch	-	2,000
Other	(628)	(102)
Net cash provided by financing activities	4,387	3,459
Investing
Purchases of property, plant and equipment	(299)	(91)
Proceeds from asset sales	200	503
Net cash (used in) provided by investing	(99)	412
Effect of exchange rates	125	(34)
Net change in cash and equivalents	202	(732)
Cash and equivalents, beginning of year	1,008	3,070
Cash and equivalents, end of year	$1,210	$2,338
Supplemental disclosure of cash flow information:
Interest paid	550	595
Conversion of debt to common stock	4,202	-

See notes to unaudited condensed consolidated financial statements.

3 / STKR	2004 Form 10-Q

 Part I
Item 1

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

(1) ORGANIZATION AND BASIS OF PRESENTATION

The interim condensed consolidated financial statements presented have been prepared by StockerYale, Inc. (the "Company") are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the nine months ended September 30, 2004 and 2003, (b) the financial position at September 30, 2004 and December 31, 2003, and (c) the cash flows for the nine month periods ended September 30, 2004 and 2003. These interim results are not necessarily indicative of results for a full year or any other interim period.

The accompanying financial statements and notes are condensed as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003.

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

Based upon the Company's current forecast for 2004, the Company plans to increase revenues, reduce costs and pursue various options to raise additional funds to finance operations by the end of 2004. The Company can give no assurances to the timing or terms of such arrangements, assuming it is able to consummate one or more of these options. If the Company is unable to raise sufficient funds through these options by the end of the fourth quarter of 2004, it will need to implement further cost reduction strategies, and the Company may not have adequate capital to sustain its current operations. Financing options in process or under consideration are the sale of real estate and/or a private placement of equity and/or debt securities. The Company expects to close on some of these financing options by the end of 2004.

(2) LOSS PER SHARE

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, basic and diluted net loss per common share for the three and nine months ended September 30, 2004 and 2003 is calculated by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding. There were 4,105,863 and 3,191,298 options, 2,738,490 and 19,500 warrants and 4,480,063 and 0 shares underlying convertible debt instruments outstanding as of September 30, 2004 and 2003, respectively, which were not included in the diluted per share calculation because their inclusion would be anti-dilutive.

(3) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead. Inventories are as follows:

(in thousands)	September 30, 2004	December 31, 2003
Finished goods	$805	$992
Work-in-process	135	78
Raw materials	3,677	4,100
Reserve for obsolescence	(938)	(1,371)
	$3,679	$3,799

4 / STKR	2004 Form 10-Q

 Part I
Item 1

Management performs periodic reviews of inventory to dispose of items not required by their manufacturing plan and reduces the carrying cost of inventory to the lower of cost or market.

(4) STOCK BASED COMPENSATION

The Company accounts for employee stock options and share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and various interpretations. No compensation cost has been recognized for stock option grants since the options granted to date have exercise prices per share of not less than the fair value of the Company's stock at the date of the grant. Had the Company determined the stock-based compensation expense for the Company's stock options under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, the Company's net loss and net loss per share based upon the fair value at the grant date for stock options awards would have increased the loss amounts as indicated below:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss as reported	$(2,530)	$(2,453)	$(8,465)	$(6,993)
Additional compensation expense	(1,127)	(1,193)	(3,080)	(3,476)
Pro forma	$(3,657)	(3,646)	$(11,545)	(10,469)
Net loss per share (basic and diluted)
As reported	$(0.12)	$(0.17)	$(0.43)	$(0.52)
Pro forma	(0.17)	(0.25)	(0.59)	(0.78)

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	For the Nine Months Ended September 30,
	2004	2003
Volatility	147%	137%
Expected option life-years from vest	5	5
Interest rate (risk free)	3.29%	2.77%
Dividends	-	-

(5) COMPREHENSIVE LOSS

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's total comprehensive loss is as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	$(2,530)	$(2,453)	$(8,465)	$(6,993)
Other comprehensive income (loss):
Cumulative translation adjustment	401	24	96	1,213
Comprehensive loss	$(2,129)	$(2,429)	$(8,369)	(5,780)

5 / STKR	2004 Form 10-Q

 Part I
Item 1

(6) INTANGIBLE ASSETS

Intangible assets consist primarily of acquired patented technology and trademarks. Intangible assets are amortized over their estimated useful lives that range from two to five years. The Company has no intangible assets with indefinite lives. The Company reviews intangible assets when indications of potential impairment exist, such as a significant reduction in cash flows associated with the assets. Intangible assets as of September 30, 2004 and December 31, 2003 are as follows:

(in thousands)	September 30, 2004	December 31, 2003
Identified intangible assets	$3,549	$3,549
Less: accumulated amortization	$2,325	$2,086
	$1,224	$1,463

Amortization of intangible assets was $80,000 and $80,000 for the three months ended September 30, 2004 and 2003, respectively and $239,000 and $239,000 for the nine months ended September 30, 2004 and 2003, respectively.

As of September 30, 2004, the estimated future amortization expense of intangible assets, in thousands, is as follows:

2004	2005	2006	2007	2008 and thereafter
$82	$318	$318	$319	$187

(7) ASSET IMPAIRMENT

In the third quarter of 2003, the Company performed an impairment analysis as required by generally accepted accounting principles, resulting in an impairment charge of $605,000 related to closing the Company's Maryland specialty optical fiber facility and the write-off of equipment deposits for the optical segment of the business.

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

6 / STKR	2004 Form 10-Q

 Part I
Item 1

(10) RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2003 and December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation for Variable Interest Entities (FIN 46) and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R address the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (VIEs), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. The adoption of FIN 46-R on January 1, 2004 did not have a material impact on the Company's financial position, results of operations or cash flows.

(11) OFFICER NOTE RECEIVABLE

As described in our annual report on Form 10-K, subsequent to the approval of the Board of Directors, the Company issued a promissory note to the chairman and chief executive officer of the Company on May 31, 2002 in the principal amount of $250,000. The note was payable upon demand and bears an annual interest rate of 4.5%. On May 7, 2004, the chairman and chief executive officer paid the Company $266,563, which represented the entire balance of principal and accrued interest outstanding for such Officer Note.

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

7 / STKR	2004 Form 10-Q

 Part I
Item 1

The Corporate assets include cash and cash equivalents, buildings and furniture and fixtures.

	Quarter Ended September 30, 2004			Quarter Ended September 30, 2003
	Illumination	Optical Components	Total	Illumination(1)	Optical Components	Total
Net sales	$4,714	$138	$4,852	$3,486	$184	$3,670
Gross margin	1,606	(146)	1,460	1,054	(108)	946
Operating loss	(457)	(1,337)	(1,794)	(540)	(1,624)	(2,164)

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	Illumination	Optical Components	Total	Illumination(1)	Optical Components	Total
Net sales	$12,761	$705	$13,466	$10,060	$780	$10,840
Gross margin	4,154	(256)	3,898	3,009	(328)	2,681
Operating loss	(1,562)	(3,368)	(4,930)	(1,925)	(4,362)	(6,287)

	September 30, 2004				December 31, 2003
	Illumination	Optical Components	Corporate	Total	Illumination	Optical Components	Corporate	Total
Total current assets	$7,211	$364	$1,210	$8,785	$5,827	$425	$845	$7,097
Property, plant & equipment	733	7,983	10,412	19,128	978	7,847	11,725	20,550
Intangible assets	1,224	-	-	1,224	1,463	-	-	1,463
Goodwill	2,677	-	-	2,677	2,677	-	-	2,677
Other assets	4	-	605	609	-	-	902	902
	$11,849	$8,347	$12,227	$32,423	$10,945	$8,272	$13,742	$32,689

The Company's geographic sales are denominated in U.S. dollars. These sales are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Sales by geographic region (in thousands)	2004	2003	2004	2003
United States	$1,419	$2,202	$6,400	$6,504
Canada	461	331	1,323	976
Europe	1,784	807	3,365	2,384
Asia	1,187	330	2,377	976
Total sales	$4,851	$3,670	$13,465	$10,840

8 / STKR	2004 Form 10-Q

 Part I
Item 1

(13) DEBT

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

TJJ Corporation
As of December 31, 2003, the Company had a $4,700,000 term note with TJJ Corporation secured by the Company's Salem headquarters. On February 25, 2004, the Company paid the note in full including outstanding principal and accrued interest of $4,400,000 and $25,000, respectively, with proceeds from a private placement of common stock, convertible notes and warrants.

Laurus Master Funds
As of May 4, 2004, the total value of the note issued on September 24, 2003 had been converted to 2,337,249 shares of common stock that resulted in an incremental non-cash charge related to accelerated amortization of debt discount of $514,000 for the nine months ending September 30, 2004.

On September 24, 2003, the Company issued a Convertible Note to Laurus Master Funds, Ltd. The $2,500,000 Convertible Note matures on September 24, 2006, bears interest at a rate equal to the Prime Rate plus 3.5%, but in no event less than 7.5%, and provides the holder with the option to convert the loan to common stock at $1.07 per share subject to certain adjustment features. StockerYale has the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, determined based on the $1.07 conversion price. The Company also issued to the holder seven-year warrants to purchase shares in the following warrant amounts and exercise prices per share of common stock: 225,000 shares at $1.23 per share, 150,000 shares at $1.34 per share and 100,000 shares at $1.44 per share. The aggregate purchase price of the convertible note and warrants ($2,500,000) was allocated between the note, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $1,551,700, $546,650 and $401,650 respectively. The difference between the face amount of the convertible note of $2,500,000 and the aggregate purchase price of the convertible note of $1,551,700 was recorded as a debt discount and is being amortized over the life of the convertible note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 2.7%; an expected life of seven years; and an expected volatility of 114% with no dividend yield.

The Company can elect to pay monthly principal amortization in cash at 103% of the principal amount. The Company may also elect to pay both principal amortization and interest in common stock, if the market price of the stock at the time of the payment is 110% of the fixed conversion price. The Company may elect to redeem the principal amount outstanding at 120% within the first year, 115% within the second year and 110% during the third year. The principal amortization payments began 120 days from the execution of the agreement at a rate of $78,125 per month. As of September 30, 2004 the note had been fully converted to common stock.

9 / STKR	2004 Form 10-Q

 Part I
Items 1, 2

On February 25, 2004, the Company issued a Convertible Note to Laurus Master Funds, Ltd. The $4,000,000 Convertible Note matures on February 25, 2007, bears interest at a rate equal to the Prime Rate plus 2.0%, but in no event less than 6.0%, and provides the holder with the option to convert the loan to common stock at $1.30 per share subject to certain adjustment features. The Convertible Note is collateralized by a mortgage on the Salem building. StockerYale has the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, determined based on the $1.30 conversion price. The Company also issued to the holder seven-year warrants to purchase shares in the following warrant amounts and exercise prices per share of common stock: 375,000 shares at $1.56 per share, 250,000 shares at $1.75 per share and 75,000 shares at $1.94 per share. The aggregate purchase price of the convertible note and warrants ($4,000,000) was allocated between the note, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $2,319,047, $988,184 and $692,769 respectively. The difference between the face amount of the convertible note of $4,000,000 and the aggregate purchase price of the convertible note of $2,319,047 was recorded as a debt discount and is being amortized over the life of the convertible note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.0%; an expected life of seven years; and an expected volatility of 140% with no dividend yield. The Company can elect to pay monthly principal amortization in cash at 101% of the principal amount. The Company may also elect to pay both principal amortization and interest in common stock, if the market price of the stock at the time of the payment is 110% of the fixed conversion price. The Company may elect to redeem the principal amount outstanding at 115% within the first year, 110% within the second year and 105% during the third year. The principal amortization payments began 120 days from the execution of the agreement at a rate of $125,000 per month. As of September 30, 2004, $1,874,000 was outstanding under the convertible note and has been classified as long-term debt. The obligation has been reported net of $683,150 related to unamortized debt discount based upon beneficial conversion rights and warrants.

As of September 30, 2004, based upon the note issued on February 25, 2004, Laurus had converted $1,501,500 into 1,155,000 shares of common stock that resulted in an incremental non-cash charge related to accelerated amortization of debt discount of $631,000 for the nine months ended September 30, 2004.

On June 10, 2004, the Company issued a Convertible Note to Laurus Master Funds, LTD and another institutional investor. The $5,500,000 Convertible Note matures on June 20, 2007, bears interest at a rate equal to the Prime Rate plus 1.0%, but in no event less than 5.0%, and provides the holder with the option to convert the loan to common stock at $2.15 per share subject to certain adjustment features. The Convertible Note is collateralized by U.S. accounts receivable, inventory and equipment and a second mortgage on the Montreal, Canada building. StockerYale has the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, determined based on the $2.15 conversion price. The Company also issued to the holders seven-year warrants to purchase an aggregate of 440,000 shares at $3.12 per share The aggregate purchase price of the convertible note and warrants ($5,500,000) was allocated between the note, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $3,646,478, $1,093,511 and $760,011 respectively. The difference between the face amount of the convertible note of $5,500,000 and the aggregate purchase price of the convertible note of $3,646,478 was recorded as a debt discount and is being amortized over the life of the convertible note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 4.43%; an expected life of seven years; and an expected volatility of 145.92% with no dividend yield.

The Company can elect to pay monthly principal amortization in cash at 101% of the principal amount. The Company may also elect to pay both principal amortization and interest in common stock, if the market price of the stock at the time of the payment is 110% of the fixed conversion price. The Company may elect to redeem the principal amount outstanding at 115% within the first year, 110% within the second year and 105% during the third year. The principal amortization payments begin 120 days from the execution of the agreement at a rate of $171,875 per month. As of September 30, 2004, $5,500,000 was outstanding under the Convertible Note of which $2,062,500 has been classified as short-term debt and $1,964,800 has been classified as long-term debt. The obligation has been reported net of $1,473,312 related to unamortized debt discount based upon beneficial conversion rights and warrants.

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

As of September 30, 2004, C$2,500,000 ($1,964,545 US) was outstanding under the line of credit and C$1,262,500 ($ 992,095 US) was outstanding under the term note. As of September 30, 2004, the interest rate on the line of credit and the term note were 6.00% and 6.75%, respectively.

As of September 30, 2004, the Company was in compliance with all provisions of its loan agreements.

(14) OTHER MATTERS

On August 6, 2004 The Company was informed by the staff of the Securities and Exchange Commission (the "SEC") that the SEC is conducting a formal investigation into certain matters relating to the company. The company understands that the SEC's investigation relates to press releases that the company issued on April 19, 2004 and April 21, 2004, and trading in the company's securities on or around the time the press releases were issued. The SEC has not concluded that there has been any wrongdoing, and the company is cooperating fully with the SEC in the conduct of this inquiry.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with our audited financial statements and notes thereto included in the company's Annual Report on Form 10-K/A for the year ended December 31, 2003.

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Net Sales

For the quarter ended September 30, net sales increased $1.2 million or 32% from $3.7 million in 2003 to $4.9 million in 2004. Illumination revenues increased $1.2 million or 35% over the comparable period in 2003 representing the majority of the revenue gain. Revenues for the optical components product line were in line with the comparable period in the prior year. Increased shipments of structured lasers for the machine vision sector coupled with continued growth in the LED and machine vision systems sales were the key factors contributing to the strong performance.

Gross Profit

Gross margins improved from $1.0 million, or 26% of sales, in 2003 to $1.5 million or 30% of sales in 2004 as increased sales and lower material and labor costs contributed incremental profits of $0.3 million and $0.2 million, respectively.

Operating Expenses

Overall operating expenses increased $144,000 in the third quarter of 2004 compared to the same period in 2003. Administrative expenses increased $657,000 during this period principally from higher professional fees and severance costs. Selling costs also increased $91,000 due principally to higher commission and travel expenses. Research and development expenses were flat during this period. The remaining change in operating expenses from 2003 to 2004 mainly relates to a $605,000 asset impairment charge recorded in 2003. There was no such charge in 2004. Operating expense comparisons to the third quarter of 2003 include items that were non-recurring in nature. These included approximately $500,000 for professional fees and severance expense recorded in the third quarter of 2004 and the $605,000 asset impairment charge recorded in the third quarter of 2003.

12 / STKR	2004 Form 10-Q

 Part I
Item 2

Interest Expense

Interest expense declined $50,000 in the third quarter of fiscal 2004 compared to the comparable period in 2003 due to lower average debt levels.

Provision (Benefit) for Income Taxes

 The Company's historical operating losses raise doubt as to the realizability of the deferred tax assets. As a result, management has provided a valuation allowance for the net deferred tax assets that may not be realized.

Net Income (Loss)

 Net loss for the three months ended September 30, 2004 increased $0.1 million to $2.5 million compared to a net loss of $2.4 million for the same period in 2003. Non-cash charges for debt amortization of $.5 million more than offset an operating profit improvement of $0.4 million.

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Net Sales

For the nine months ended September 30, net sales increased $2.6 million or 24% from $10.8 million in 2003 to $13.4 million in 2004. Illumination revenues increased $2.7 million or 27% over the comparable period in 2003, which were partially offset by a $100,000 decline in optical component revenues.

Gross Profit

Gross profit improved $1.2 million or 45% in 2004 to $3.9 million or 29% of sales. Increased sales and lower material and labor costs contributed incremental profits of $649,000 and $568,000 respectively.

Operating Expenses

Operating expenses decreased $140,00 for the first nine months of 2004 compared to the same period in 2003. Administrative expenses increased $750,000 during this period principally from higher professional fees. This increase was partially offset by a $202,000 reduction in research and development expenses as the result of lower personnel costs. The remaining change in operating expenses from 2003 to 2004 relates to a $605,000 asset impairment charge recorded in 2003. Operating expense comparisons to the nine months ending September 30, 2003 include items that were non-recurring in nature. These included approximately $500,000 for professional fees and severance expense recorded in the nine months ending September 30, 2004 and the $605,000 asset impairment charge recorded in the nine months ending September 30, 2003.

Interest Expense

Interest expense decreased $ 45,000 in the first nine months of fiscal 2004 compared to 2003 due to lower average debt levels.

13 / STKR	2004 Form 10-Q

 Part I
Item 2

Provision (Benefit) for Income Taxes

The Company's historical operating losses raise doubt as to the realizability of the deferred tax assets. As a result, management has provided a valuation allowance for the net deferred tax assets that may not be realized.

Net Income (Loss)

Net loss for the nine months ended September 30, 2004 increased $1.5 million to $8.5 million compared to a net loss of $7.0 million for the same period in 2003, as increased non-cash charges for debt discount and debt acquisition cost amortization of $2.8 million more than offset an operating profit improvement of $1.4 million. A portion of the debt amortization charges related to the prepayment of the company's mortgage debt and conversion of certain convertible notes into common stock. The consolidation program implemented in the second quarter of 2004 is expected to result in a lower overall cost structure with incremental savings commencing in the second half of the year.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, the Company was in compliance with all provisions of its loan agreements.

During the first quarter of 2004, the Company raised approximately $2.6 million through the private placement of common stock. In conjunction with the private placement on February 3, 2004 of 2,334,130 shares of common stock, the Company issued warrants to purchase 582,533 shares of common stock at a price of $1.50 per share. Each warrant expires on February 3, 2007. The Company also issued additional investment rights to purchase 582,533 shares of common stock at a price of $1.15 per share. Each additional investment right expires 90 trading days after the effective date of registration. As of September 30, 2004, 313,479 additional investment rights were converted to 313,479 shares and the remainder has expired.

During the second quarter of 2004, the Company raised an additional $5.5 million through the placement of a convertible note. The net proceeds of $5.2 million were used to retire its $3.4 million senior U.S. credit facility with Merrill Lynch Financial Services. The remaining $1.8 million was used for general working capital purposes.

Based upon the Company's current forecast for 2004, the Company plans to increase revenues, reduce costs and pursue various options to raise additional funds to finance operations through the end of 2004. The Company can give no assurances to the timing or terms of such arrangements, assuming it is able to consummate one or more of these options. If the Company is unable to raise sufficient funds through these options by the end of the fourth quarter of 2004, it will need to implement further cost reduction strategies, and the Company may not have adequate capital to sustain its current operations. Financing options in process or under consideration are the sale of real estate and/or a private placement of equity and/or debt securities. The Company expects to close on some of these financing options by the end of 2004.

For the nine months ending September 30, 2004, cash and cash equivalents increased approximately $200,000 from $1.0 million at December 31, 2003 to $1.2 million at September 30, 2004.

Cash used in operating activities was $4.2 million for the period ended September 30, 2004. The change resulted from the net loss of $8.5 million and an increase in working capital of $400,000 offset by $4.7 million of non-cash charges for depreciation and debt amortization expenses.

Cash provided by financing activities during the first nine months of 2004 increased $0.9 million to $4.4 million. Proceeds from the sales of stock and long-term debt of $3.1 and $9.6 million respectively were used to retire $7.3 million in debt and provide additional working capital.

Investing activities used $100,000 cash during the first nine months of 2004, as purchases of $300,000 were offset with $200,000 in proceeds from assets sales.

14 / STKR	2004 Form 10-Q

 Part I
Item 2
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

15 / STKR	2004 Form 10-Q

 Part I
Item 2

As of September 30, 2004, C$2,500,000 ($1,964,545 US) was outstanding under the line of credit and C$1,262,500 ($ 992,095 US) was outstanding under the term note. As of September 30, 2004, the interest rate on the line of credit and the term note were 6.00% and 6.75%, respectively.

Laurus Master Funds
As of May 4, 2004, the total value of the note issued on September 24, 2003 had been converted to 2,337,249 shares of common stock that resulted in an incremental non-cash charge related to accelerated amortization of debt discount of $514,000 for the nine months ending September 30, 2004.

On September 24, 2003, the Company issued a Convertible Note to Laurus Master Funds, Ltd. The $2,500,000 Convertible Note matures on September 24, 2006, bears interest at a rate equal to the Prime Rate plus 3.5%, but in no event less than 7.5%, and provides the holder with the option to convert the loan to common stock at $1.07 per share subject to certain adjustment features. StockerYale has the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, determined based on the $1.07 conversion price. The Company also issued to the holder seven-year warrants to purchase shares in the following warrant amounts and exercise prices per share of common stock: 225,000 shares at $1.23 per share, 150,000 shares at $1.34 per share and 100,000 shares at $1.44 per share. The aggregate purchase price of the convertible note and warrants ($2,500,000) was allocated between the note, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $1,551,700, $546,650 and $401,650 respectively. The difference between the face amount of the convertible note of $2,500,000 and the aggregate purchase price of the convertible note of $1,551,700 was recorded as a debt discount and is being amortized over the life of the convertible note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 2.7%; an expected life of seven years; and an expected volatility of 114% with no dividend yield.

The Company can elect to pay monthly principal amortization in cash at 103% of the principal amount. The Company may also elect to pay both principal amortization and interest in common stock, if the market price of the stock at the time of the payment is 110% of the fixed conversion price. The Company may elect to redeem the principal amount outstanding at 120% within the first year, 115% within the second year and 110% during the third year. The principal amortization payments begin 120 days from the execution of the agreement at a rate of $78,125 per month. As of September 30, 2004 the note had been fully converted to common stock.

16 / STKR	2004 Form 10-Q

 Part I
Item 2

On February 25, 2004, the Company issued a Convertible Note to Laurus Master Funds, Ltd. The $4,000,000 Convertible Note matures on February 25, 2007, bears interest at a rate equal to the Prime Rate plus 2.0%, but in no event less than 6.0%, and provides the holder with the option to convert the loan to common stock at $1.30 per share subject to certain adjustment features. The Convertible Note is collateralized by a mortgage on the Salem building. StockerYale has the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, determined based on the $1.30 conversion price. The Company also issued to the holder seven-year warrants to purchase shares in the following warrant amounts and exercise prices per share of common stock: 375,000 shares at $1.56 per share, 250,000 shares at $1.75 per share and 75,000 shares at $1.94 per share. The aggregate purchase price of the convertible note and warrants ($4,000,000) was allocated between the note, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $2,319,047, $988,184 and $692,769 respectively. The difference between the face amount of the convertible note of $4,000,000 and the aggregate purchase price of the convertible note of $2,319,047 was recorded as a debt discount and is being amortized over the life of the convertible note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.0%; an expected life of seven years; and an expected volatility of 140% with no dividend yield. The Company can elect to pay monthly principal amortization in cash at 101% of the principal amount. The Company may also elect to pay both principal amortization and interest in common stock, if the market price of the stock at the time of the payment is 110% of the fixed conversion price. The Company may elect to redeem the principal amount outstanding at 115% within the first year, 110% within the second year and 105% during the third year. The principal amortization payments began 120 days from the execution of the agreement at a rate of $125,000 per month. As of September 30, 2004, $1,874,000 was outstanding under the convertible note and has been classified as long-term debt. The obligation has been reported net of $683,150 related to unamortized debt discount based upon beneficial conversion rights and warrants.

As of September 30, 2004, based upon the note issued on February 25, 2004, Laurus had converted $1,501,500 into 1,155,000 shares of common stock that resulted in an incremental non-cash charge related to accelerated amortization of debt discount of $631,000 for the nine months ended September 30, 2004.

On June 10, 2004, the Company issued a Convertible Note to Laurus Master Funds, LTD and another institutional investor. The $5,500,000 Convertible Note matures on June 20, 2007, bears interest at a rate equal to the Prime Rate plus 1.0%, but in no event less than 5.0%, and provides the holder with the option to convert the loan to common stock at $2.15 per share subject to certain adjustment features. The Convertible Note is collateralized by U.S. accounts receivable, inventory and equipment and a second mortgage on the Montreal, Canada building. StockerYale has the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, determined based on the $2.15 conversion price. The Company also issued to the holders seven-year warrants to purchase an aggregate of 440,000 shares at $3.12 per share The aggregate purchase price of the convertible note and warrants ($5,500,000) was allocated between the note, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $3,646,478, $1,093,511 and $760,011 respectively. The difference between the face amount of the convertible note of $5,500,000 and the aggregate purchase price of the convertible note of $3,646,478 was recorded as a debt discount and is being amortized over the life of the convertible note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 4.43%; an expected life of seven years; and an expected volatility of 145.92% with no dividend yield.

The Company can elect to pay monthly principal amortization in cash at 101% of the principal amount. The Company may also elect to pay both principal amortization and interest in common stock, if the market price of the stock at the time of the payment is 110% of the fixed conversion price. The Company may elect to redeem the principal amount outstanding at 115% within the first year, 110% within the second year and 105% during the third year. The principal amortization payments began 120 days from the execution of the agreement at a rate of $171,875 per month. As of September 30, 2004, $5,500,000 was outstanding under the Convertible Note of which $2,062,500 has been classified as short-term debt and $1,964,800 has been classified as long-term debt. The obligation has been reported net of $1,473,312 related to unamortized debt discount based upon beneficial conversion rights and warrants.

17 / STKR	2004 Form 10-Q

 Part I
Items 2 - 4

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

INTEREST RATE RISK

The Company is exposed to market risk from changes in interest rates, which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company is exposed to interest rate risk primarily through its borrowings under its $3.9 million CDN credit facility with the National Bank of Canada with line of credit and term note interest rates of 2.0% and 2.75% over the Canadian prime rate respectively. As of September 30, 2004 the fair market value of the Company's outstanding line of credit and term note approximates its carrying value due to the short-term maturities and variable interest rates. A 1% change in interest rates could increase or decrease interest expense by approximately $30,000 on an annual basis.

ITEM 4.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, we currently are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal controls

None

18 / STKR	2004 Form 10-Q

 Part II
Items 1 - 6

Item 1.     LEGAL PROCEEDINGS

Not applicable.

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY

Not applicable.

Item 5.    OTHER INFORMATION

Not applicable.

Item 6.    EXHIBITS

(a)  The following is a complete list of exhibits filed as part of this Form 10-Q:

Exhibit Number        Description
31.1                 CEO Certification
31.2                 CFO Certification
32.1                 CEO Certification
32.2                 CFO Certification

19 / STKR	2004 Form 10-Q

 Part II
Item  6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

StockerYale, Inc.

November 15, 2004	/s/ Mark W. Blodgett
Mark W. Blodgett,
Chairman and Chief Executive Officer

November 15, 2004	/s/ Richard P. Lindsay
Richard P. Lindsay
Chief Financial Officer and Treasurer

20 / STKR	END	2004 Form 10-Q