Form 10KSB
period 2004-12-31
STOCKERYALE INC
filed 2005-03-31
CIK 94538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-27372

StockerYale, Inc.

(Name of small business issuer in its charter)

Massachusetts	04-2114473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32 Hampshire Road Salem, New Hampshire	03079
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (603) 893-8778

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Issuer’s revenues for its most recent fiscal year: $17,653,000

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of March 21, 2005, based upon the closing price of such stock on that date was $18,707,216.

The number of shares of the issuer’s common stock outstanding as of March 22, 2005 was 24,513,315.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the issuer’s 2005 Special Meeting in lieu of Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

STOCKERYALE, INC.

ANNUAL REPORT ON FORM 10-KSB

FISCAL YEAR ENDED DECEMBER 31, 2004

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Risk Factors” in Item 6 of this report, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. The Company does not undertake any obligation to update forward-looking statements.

PART I

Item 1.	DESCRIPTION OF BUSINESS

BUSINESS OF ISSUER

StockerYale, Inc. (“StockerYale” or the “Company”) is an independent designer and manufacturer of structured light lasers, light emitting diodes (LEDs), fiber optic, and fluorescent illumination technologies as well as specialty optical fiber, phase masks, and advanced optical sub-components. StockerYales’s products are used in a wide range of markets and industries including the machine vision, telecommunications, aerospace, defense and security, utilities, industrial inspection, and medical markets.

StockerYale was incorporated on March 27, 1951 under the laws of the Commonwealth of Massachusetts. In December 1995, the Company completed the registration of its Common Stock with the U.S. Securities and Exchange Commission and its stock now trades on the NASDAQ National Market under the trading symbol “STKR.”

PRINCIPAL PRODUCTS AND MARKETS

The Company operates within two segments, namely illumination products and optical components. Illumination products include structured light lasers, specialized fiber optic, fluorescent, and light-emitting diode (LED) products for the machine vision, industrial inspection, and defense and security industries. The optical components segment includes specialty optical fiber and diffractive optics/phase masks for the telecommunications, defense, and medical markets.

Illumination Products

StockerYale is a leading developer and manufacturer of specialized illumination products for the inspection, machine vision, medical, and military markets and is the only company with design and manufacturing competencies in four illumination disciplines: fiber optic, fluorescent, structured light laser, and light emitting diode (LED) technologies. The Company also differentiates itself from many of its competitors by delivering custom designed lighting solutions that can operate as a stand-alone illumination source or as an integral component of a larger OEM system.

The Company’s fiber optic illumination products provide shadow-free, glare-free, cool illumination by way of a halogen light source (i.e., fiber optic illuminator) and the components (i.e., fiber optic light guide) that carry the illumination output to the intended location.

StockerYale manufactures high output, 0.66 and 0.55 numerical aperture (N.A.) glass fiber, in addition to polymer clad fused silica (quartz) fiber that is used in its fiber optic components, providing customers with the lighting solution that best fits their application. StockerYale’s illumination fiber is internally produced in its Salem drawing facility rather than outsourced. This ensures that a higher quality of light demanded by increasingly sophisticated imaging systems and advanced quality assurance processes is delivered.

StockerYale has over twenty years experience designing and manufacturing high-quality fluorescent illumination products that are primarily used in microscopy and machine vision applications. StockerYale’s Lasiris TM brand laser pattern projectors are used in the industrial inspection and 3-D machine vision industries and have most recently been introduced into the medical and military industries for specialized applications. The Company’s patented optical lens produces a non-Gaussian (evenly illuminated) distinct laser line or a more complex laser light pattern that maintains a consistent intensity along the length and height of the projection. StockerYale’s lasers are electrostatic discharge (ESD) protected, feature interchangeable head patterns, and most meet Class II eye safety ratings. By applying eight years of electro-optic R&D experience, the Company offers custom designed laser pattern projectors that meet even the most stringent requirements.

Lasers are used for contour mapping of parts, surface defect detection, depth measurements, guidelines, edges detection, and alignment. For example, in machine vision applications, structured light lasers may be used on systems recording the gap and flushness between car body components. In industrial inspection applications, these products are used to screen parts that do not conform to specifications, i.e., defective parts.

The Company’s fluorescent illuminators provide the critical lighting needs for a diverse range of microscopes and cameras that are widely used for inspection in the semiconductor and disk drive manufacturing industries, as well as machine vision applications. StockerYale has the most comprehensive line of fluorescent products available and believes that its Model 10 circular fluorescent microscope illuminators (CFMI) are the world’s leading microscope illuminators. The Company also custom designs fluorescent illumination systems to meet a customer’s exact lighting requirements.

For customers looking for a compact, long lasting illumination source, StockerYale offers LED lighting systems. The Company’s patented, state-of-the-art, chip-on-board LED units draw less power and are not subject to the influences of oxidation that other lighting technologies endure, resulting in a life span of over 60,000 hours. Furthermore, because of the intrinsic characteristics of LEDs, which can be engineered into virtually any geometric configuration, StockerYale’s LEDs are ideal for specialized illumination applications within the semiconductor, electronics, and medical industries which require the properties and benefits that only LED’s can deliver.

Optical Components

StockerYale is an independent designer and manufacturer of specialty optical fiber and phase masks that are primarily used by fiber optic sensor, fiber optic gyroscope (FOGs) and telecommunication equipment manufacturers around the world.

Optical fibers can be simply categorized as either long-haul fiber or as specialty optical fiber, which is used to manage the behavior of light waves as they pass through an optical network. Long-haul fibers are low-cost, high-volume products manufactured by Corning, Furukawa (the former Lucent OFS business), and Alcatel. Specialty optical fibers are high-cost, low-volume products made by FiberCore, England, Nufern, and the companies who also make the long-haul fibers.

StockerYale’s specialty optical fibers fall into five broad categories: rare-earth doped fibers, polarization maintaining fibers, photosensitive fibers, bend insensitive fibers and custom designed fibers. These specialty optical fibers support a diverse range of applications, including erbium-doped fiber amplifiers (EDFAs), fiber Bragg gratings (FBGs), high-voltage current sensors, gyroscopes, and other applications related to optical fiber sensors and telecommunications.

The Company is currently marketing six classes of specialty optical fibers: Polarization Maintaining, Bend Insensitive Erbium-doped, Photosensitive, Select Cut-off and Polyimide Coated. Polarization Maintaining Fiber is used in Fiber Optic Gyroscopes, Current Sensors and with Polarization sensitive components, representing some of our biggest markets. The fiber is also used for pig tailing source lasers in the telecommunications market. Bend Insensitive Fiber is used in devices such as Fiber Optic Hydrophones. Fiber Optic Hydrophones are used in large volumes for mapping the ocean floor in both the oil exploration and military markets. Select Cut-off fibers are used for connecting lasers to optical networks and for coupling light into optical devices. Erbium-doped fiber is used to manufacture Erbium-doped fiber amplifiers, a critical component in today’s optical networks. Photosensitive fiber is used in the fabrication of FBGs, a filter used in optical networks and sensors to select specific wavelengths. Polyimide coated fiber is used in harsh environments, such as oil well monitoring and exploration, and in medical devices. StockerYale is involved in developing custom designed fibers to meet the needs of its customers; such fibers are specifically tailored to meet stringent requirements of the Company’s customers and are often financed by the customer.

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

MARKETING AND DISTRIBUTION

The Company’s products are sold to over 2,000 customers, primarily in North America, Europe and the Pacific Rim. The Company sells directly to, and works with, a group of approximately 50 distributors and machine vision integrators to sell its specialized illumination products. Optical components are sold directly to OEM customers by the Company’s sales organization.

COMPETITION AND COMPETITIVE POSITION

The Company competes with a number of firms in the design and manufacture of its specialized illumination, optical fiber and sub-component products. Some competitors have greater resources than the Company, and as a result, may have competitive advantages in research and development as well as in sales and distribution.

StockerYale is considered the leading manufacturer of structured laser pattern projectors in terms of both market share and quality. StockerYale competes against Power Technology, Inc. in the United States, Schafter GMBH and Kirchoff GMBH in Europe and several other smaller laser manufacturers.

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

During 2004, the Company completed a program to expand its specialty optical fiber capability to include specialty optical fibers (SOF) for the defense, security, utility and telecommunication industries. The Company made substantial capital investments in plant and equipment in connection with its development of a complete line of specialty optical fibers (SOF). The SOF market has consolidated and market demand is increasingly driven by defense and telecommunication applications. The Company’s major competitors are Furukawa OFS, Fiberforce, and Corning. With Furukawa OFS and Corning consuming the majority of their SOF products internally, the Company believes it is well positioned to be the leading independent supplier of SOF.

RAW MATERIALS

The raw materials and components used in the Company’s products are purchased from a number of different suppliers and are generally available from several sources. Some of the Company’s principal suppliers include: Avnet Electronics, DIACARB, LCD Lighting, and KC Precision Machining. Avnet Electronics is a major supplier of diodes for the Company’s products. DIACARB and KC Precision provide machined parts, and LCD Lighting supplies the Company with light bulbs for its illumination products. Avnet Electronics and DIACARB are located in Canada. LCD Lighting and KC Precision are located in the United States.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

The Company’s customer base consists of more than 2,000 customers in various industries worldwide. One customer, Perceptron, Inc., represented approximately 10% of the Company’s total net sales in fiscal 2004. The Company’s top ten customers represented approximately 41% of total net sales in fiscal 2004 and 34% in fiscal 2003.

PATENTS AND TRADEMARKS

The Company holds patents in the United States and Ireland and is in the process of entering the national stage in the US under its international application based on the priority Irish patent. The Company has filed additional patent applications in the United States, Canada, Europe and Japan. StockerYale (IRL), Ltd. holds a patent on a method for attaching semiconductor chips and has applied for two patents in the United States, Canada and Europe on new LED ring light and line light technologies. StockerYale Canada holds exclusive rights to three patents in the United States and one patent in Canada through licensing agreements. A wholly-owned subsidiary of the Company, Innovative Specialty Optical Fiber Components LLC, has applied for a patent in the United States on a fiber optic technology for depolarizing light.

The Company has four patents relating to fundamental technological devices and methodologies used to achieve low-cost fluorescent light dimming that expire on August 18, 2009, August 24, 2010, September 6, 2011 and September 13, 2011, respectively. StockerYale Canada’s patents consist of four patents for lenses, which expire on May 2, 2006, November 27, 2007, June 4, 2013 and December 15, 2015, respectively. The Company believes that patents are an effective way of protecting its competitive technological advantages, and considers its patents to be a strong deterrent against unauthorized manufacture, use and sale of its products and key product attributes. There can be no assurance, however, that a patent will be issued with respect to the Company’s pending patent applications or that the Company’s patents or license rights will provide meaningful protection for the Company.

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

RESEARCH AND DEVELOPMENT

The Company intends to continue to invest significant amounts in research and development for new products and for enhancements to existing products. Research and development expenditures for the Company were $3.4 million or 19% of net revenues in 2004 and $3.7 million or 26% of net revenues in 2003.

COMPLIANCE WITH ENVIRONMENTAL LAWS

The Company is subject to evolving federal, state and local environmental laws and regulations. Compliance with such laws and regulations in the past has had no material effect on the capital expenditures, earnings or competitive position of the Company. The Company believes that it complies in all material respects with existing environmental laws and regulations applicable to it. However, the Company’s Salem, New Hampshire headquarters are currently the subject of environmental testing and monitoring relating to soil and groundwater contamination that occurred under prior ownership. Third parties have paid the costs incurred to date for such testing and for remediation planning. The Company believes that the costs of any required remediation will be covered by an environmental indemnity obtained from the seller, John Hancock Mutual Life Insurance Company. In addition, it is management’s understanding that in April 1996, the Massachusetts Department of Environmental Protection circulated notices to parties identified as “potentially responsible parties” with respect to the Company’s Salem, New Hampshire headquarters. The Company did not receive such notice. Compliance with environmental laws and regulations in the future may require additional capital expenditures, and the Company expects that in the foreseeable future such capital expenditures will be financed by cash flow from operations.

EMPLOYEES

As of February 28, 2005, the Company employed approximately 175 people, of whom 8 were part-time employees. None of the Company’s employees is represented by a labor union and the Company believes that it has good relations with its employees.

WHERE YOU CAN FIND MORE INFORMATION

We maintain a website at www.stockeryale.com. We make available through our website, free of charge, our Annual Report on Form 10-K or 10-KSB, Quarterly Reports on Form 10-Q or 10-QSB, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the Securities and Exchange Commission. We also similarly make available, free of charge through our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act. We are not including the information contained at www.stockeryale.com or at any other Internet address as part of, or incorporating it by reference into, this Annual Report on Form 10-KSB.

Item 2.	DESCRIPTION OF PROPERTIES

The Company conducts its business at two Company owned facilities and in two leased facilities. The Company’s headquarters are located in a 95,000 square foot facility in Salem, New Hampshire, which also houses research and development, manufacturing, sales and distribution functions for the Company’s specialized lighting and specialty optical fiber products. In December 2000, the Company purchased a 65,000 square foot building and property located in Montreal, Quebec for research and development, manufacturing, and sales and distribution by its Canadian subsidiary, StockerYale Canada. StockerYale Asia Pte, Ltd. a wholly owned subsidiary of the Company, leases an approximately 2,733 square foot office space in Singapore, for a monthly rental of approximately $2,000. StockerYale (IRL) Ltd., another wholly owned subsidiary of the Company, leases approximately 5,900 square feet in Cork, Ireland for a monthly rental expense of approximately $13,000. The lease in Ireland expires in 2020 although the Company may terminate the lease in or after 2010 pursuant to an early termination provision in the lease.

At the end of 2003, the Company’s Salem facility was owned by the Company subject to a mortgage granted to TJJ Corporation, which secured the obligations of the Company to such party. As of February 25, 2004, the Company paid the TJJ mortgage in full, including outstanding principal and accrued interest, and consequently the security interest of the TJJ Corporation in the Salem facilities ceased. On February 25, 2004, Laurus Master Fund, LTD was granted a first mortgage by the Company on the Company’s Salem facility. On December 8, 2004, Laurus Master Fund, LTD was granted a second mortgage on the Salem facility. The Company’s Canadian facility in Montreal is owned by the Company subject to a mortgage granted to the National Bank of Canada, which secures obligations of the Company to such party. Additional information regarding the current mortgages on the Salem and Montreal facilities is provided in the Management’s Discussion and Analysis section of Item 6 under “Liquidity and Capital Resources.”

The Company’s facilities are generally operated on the basis of one shift per day, five days per week. Management considers the facilities to be in generally good condition, to be adequately maintained and insured, and sufficient to satisfy the Company’s needs for the foreseeable future.

Item 3.	LEGAL PROCEEDINGS

On November 9, 2004, the Company received a “Wells Notice” from the Staff of the Securities and Exchange Commission (SEC) relating to certain disclosures contained in press releases that the Company issued on April 19, 2004 and April 21, 2004. The Wells Notice stated that the Staff of the SEC intends to recommend that a civil action be brought against StockerYale and Mark W. Blodgett, President, Chairman and Chief Executive Officer of StockerYale, alleging violations of Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. Under the SEC’s procedure, StockerYale has responded to the Staff’s recommendation and has been cooperating in the Staff’s investigation. In its response, StockerYale vigorously defended its actions. There can be no assurance that this matter will be resolved in a manner favorable to StockerYale or Mr. Blodgett or that the ultimate impact on StockerYale will not be material.

At times, the Company may be involved in disputes and/or litigation with respect to its products and operations in its normal course of business. The Company does not believe that the ultimate impact of the resolution of such matters would have a material adverse effect on the Company’s financial condition or results of operations. The Company is not currently involved in any material legal proceedings of this nature.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

Item 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our common stock is currently traded on the NASDAQ National Market under the symbol “STKR”. As of February 28, 2005, there were approximately 287 holders of record of our common stock. The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported on the NASDAQ National Market.

	High	Low
Fiscal Year Ended December 31, 2004:
October 1, 2004 through December 31, 2004	$1.49	$1.02
July 1, 2004 through September 30, 2004	2.14	0.86
April 1, 2004 through June 30, 2004	7.75	0.96
January 1, 2004 through March 31, 2004	1.63	0.93
Fiscal Year Ended December 31, 2003:
October 1, 2003 through December 31, 2003	$1.44	$0.82
July 1, 2003 through September 30, 2003	1.34	0.58
April 1, 2003 through June 30, 2003	1.00	0.50
January 1, 2003 through March 31, 2003	1.64	0.59

We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. These factors are described in the Management Discussion and Analysis section of Item 6.

We have not paid or declared any cash or other dividends on our common stock within the last two years. Any future determination as to the payment of dividends will depend upon our results of operations, and on our capital requirements, financial condition and other factors relevant at the time.

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 11 below.

Recent Sales of Unregistered Securities

The Company has previously reported information regarding sales of unregistered securities in its Current Reports on Form 8-K.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS FOR 2004 AND 2003

This section contains statements that are forward-looking. These statements are based on expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Certain Factors Affecting Future Operating Results.”

EXECUTIVE SUMMARY

The Company benefited both from a recovery of the machine vision industry market in 2004 and the introduction of new products which resulted in a 25% increase in revenues over those reported in 2003. The specialty fiber optics segment of our business is small but growing after being repositioned from serving telecommunication markets to serving the needs of industrial and military applications markets.

Cost savings strategies were implemented during the year, including moving manufacturing of the Company’s illumination products from Salem, New Hampshire to Montreal, Canada, consolidating operations personnel and processes, and rationalizing related inventories. These efforts should realize significant improvement in gross margins early in 2005. Parallel cost savings strategies were also applied to operating expenses but were offset by non-recurring professional fee increases related to re-audits of the Company’s 2002 and 2003 financial statements, legal matters, and debt refinancings.

Liquidity improved during the year as a result of the Company’s ability to raise additional cash through refinancing of certain outstanding debt and through the sale of debt and equity securities.

PLAN OF OPERATION

Based upon the Company’s current forecast for 2005, the Company plans to increase revenues, reduce costs and pursue various options to raise additional funds to finance operations through the end of 2005. The Company can give no assurances to the timing or terms of such arrangements, assuming it is able to consummate one or more of these options. If the Company is unable to raise sufficient funds through these options by the end of 2005, it will need to implement further cost reduction strategies, and the Company may not have adequate capital to sustain its current operations. Financing options in process or under consideration are the sale of real estate and/or a private placement of equity and debt securities. The Company expects to close several of these financing options by the end of 2005.

NET REVENUE

Net revenues in 2004 increased $3.5 million or 25% compared to 2003 led by increased demand for the Company’s Laser product lines within the illumination segment. The recovery of the machine vision market in 2004 contributed to the rise in laser and other illumination product sales as well as new laser business with military related customers. The Company will continue to capitalize on differentiation technology capabilities such as the COBRA 500 LED Line Illuminator (awarded the 2004 Photonics Spectra Circle of Excellence Award) that was developed for high-speed inspection scanning applications.

Revenues in 2004 from the Company’s optical fiber and sub-component product lines were lower than those of the illumination segment but are showing potential for significant growth in 2005. The Company’s specialty fiber optic products are being positioned towards industrial and military applications, and the Company has been successful in establishing a mutual distribution agreement with Mitsubishi. The Company has also begun to supply fiber for the gyroscopes used in missile, naval and satellite navigation systems.

GROSS PROFIT

Gross profit in 2004 increased $1.6 million or 55% compared to 2003 with an improvement of gross margin from 21% of revenues in 2003 to 26% of revenues in 2004. Increased revenues with manufacturing efficiency improvements contributed to the better results from the prior year. The Company anticipates further improvements in manufacturing efficiencies and gross margins in 2005 as the result of the 2004 consolidation of illumination manufacturing into the Montreal facility and aggressive manufacturing cost reductions.

OPERATING LOSS

Operating loss in 2004 decreased $2.3 million or 22% compared to 2003 principally due to the $1.6 million improvement in gross profit and a $654,000 improvement in operating expenses. The most significant change in operating expenses was a $1.7 million reduction in comparable asset impairment charges from the $1.9 million recorded in 2003. The $173,000 impairment charge recorded in 2004 was the result of lowering the carrying cost of the Salem, New Hampshire facility to current market value. A $1.4 million increase in selling, general and administrative expenses offset the majority of the reduction of asset impairment charges. Additional professional fees related to the re-audit of 2002 and 2003 financials and other legal matters contributed to the increase in operating expenses during 2004 and are not expected to re-occur in 2005. A reduction in research and development expenses of $279,000 or 8% compared to 2003 also contributed to the reduction in operating loss recorded in 2004 as the Company refocused its development activities in differentiating technology such as structured light lasers, chip-on-board LED technology, and specialty fibers.

OTHER INCOME/(EXPENSE)

Other expense in 2004 increased $3.2 million or 233% compared to 2003 mostly due to the $3.3 million increase in non-cash amortization of deferred financing cost and discount expense associated with the Company’s convertible debt issuance. Interest expense declined $155,000 from the prior year as the result of lower levels of debt financing.

PROVISION (BENEFIT) FOR INCOME TAXES

The Company has recorded a valuation allowance against its net deferred tax assets after concluding that it is more likely than not that such deferred tax assets will not be recoverable.

LIQUIDITY AND CAPITAL RESOURCES

The Company improved the strength of its balance sheet in 2004 through debt refinancing and raising additional capital through private placements. The Company’s December 31, 2004 cash balance of $4.1 million was $3.1 million higher than the comparable balance in 2003. The current ratio (the ratio of current assets to short term debt) as of December 31, 2004 was 1.25 and compared favorably to the December 31, 2003 current ratio of 0.6. Significant items contributing to the improvement in working capital included the increased cash balances from the equity and debt financing activities, an increase in receivables balances consistent with the increase in revenues, and a reduction in short-term debt during the year. Since the Company was not in compliance with its debt covenants for the National Bank of Canada as of December 31, 2004, it has amended its debt agreements, and related covenants, with the National Bank of Canada as of March 22, 2005 as part of the annual credit facility renewal. See the section below entitled “Borrowing Agreements” for further detail on the amended agreement.

The Company used $5.7 million of cash for operating activities during 2004 compared to $5.3 million in 2003. Financing activities conducted during 2004 provided $7.9 million in cash, which more than offset the cash consumed in operating activities. Significant financing activities included $6.3 million raised through two private placements of the Company’s common stock and the issuance of three convertible debt instruments with proceeds of $10.5 million offset by a $7.8 million reduction in borrowings. Investing activities for the year were modest and consistent with 2003.

The Company’s plans for 2005 are to achieve cash flow breakeven during the second half of the year and to raise sufficient external capital through equity and/or debt financing and asset sales to fund operating losses as necessary. The Company expects to close several of these transactions during the second quarter of 2005; however, the Company can give no assurances as to the timing and terms of these transactions. If the Company is unable to raise sufficient funds, the Company may not have adequate capital to sustain operations.

PRIVATE PLACEMENTS

On December 7, 2004 and December 8, 2004, the Company completed a private placement of secured convertible notes in the aggregate principal amount of $1,000,000 and warrants to purchase up to an aggregate of 190,000 shares of common stock with two existing institutional investors in the Company. The secured convertible notes are due on December 7, 2007 and December 8, 2007, respectively. The Company must make monthly payments of principal and interest on such notes beginning one-hundred twenty days after the date of issuance. The outstanding principal on the secured convertible notes accrues interest at an annual rate of 2% above the prime rate, subject to a minimum annual interest rate of 6% (subject to certain adjustments). Each secured convertible note is convertible into common stock at a conversion price of $1.10 per share at any time at the election of the holder prior to maturity (or thereafter during an event of default), subject to certain limitations on the number of shares issuable to the holder thereof. In addition, subject to certain conditions, the Company may elect to repay the principal of the secured convertible notes and interest thereon in shares of common stock, in lieu of or in combination with cash repayment, at a conversion price of $1.10 per share. The warrants issued in such transaction expire seven years from the date of issuance. The exercise prices of such warrants range from $1.38 per share to $1.71 per share. The Company granted a mortgage to Laurus Master Fund, LTD in connection with the issuance of the secured convertible notes.

On December 8, 2004 through December 13, 2004, the Company completed a private placement of 2,919,650 shares of common stock with certain institutional investors, other qualified purchasers and several of its directors and officers. The per share purchase price was $1.10, except with respect to those officers and directors who participated in the transaction for whom the per share purchase price was $1.30. Mark W. Blodgett, President, Chief Executive Officer and Chairman of the Board of the Company, Raymond Oglethorpe, a member of the Board of Directors of the Company, and Ricardo A. Diaz, Chief Operating Officer of the Company, participated in the transaction. All investors in the private placement were also issued warrants to purchase up to an aggregate of 729,913 shares of common stock at $1.38 per share, which warrants are exercisable for five years from the date of issuance.

BORROWING AGREEMENTS

Laurus Master Fund

On December 7, 2004 and December 8, 2004, the Company issued secured convertible notes in the aggregate principal amount of $1,000,000 to Laurus Master Fund, LTD and another institutional investor, respectively, on the terms discussed under “Private Placements” above. The secured convertible note issued to Laurus Master Fund, LTD is secured by a second mortgage on the Company’s Salem, New Hampshire facility. The Company has the right to elect to make the monthly required payments on the secured convertible notes (including principal and interest) in the form of shares of common stock, determined based on the $1.10 conversion price. The Company also issued to the holders immediately exercisable warrants to purchase an aggregate of 100,000 shares of common stock at $1.38 per share, 66,000 shares of common stock at $1.60 per share, and 24,000 shares of common stock at $1.71 per share. The warrants expire seven years from the date of issuance. The aggregate purchase price of the secured convertible notes and warrants of $1,000,000 was allocated between the secured convertible notes, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the secured convertible notes, common stock beneficial conversion option and warrants was $585,300, $261,100 and $153,600 respectively. The difference between the aggregate face amount of the secured convertible notes of $1,000,000 and the aggregate purchase price of the secured convertible notes of $585,300 was recorded as a debt discount and is being amortized over the life of the convertible notes. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.89%; an expected life of seven years; and an expected volatility of 108.29% with no dividend yield.

The Company can elect to pay monthly principal amortization in cash at 101% of the principal amount of the secured convertible notes. The Company may also elect to pay both principal and interest in common stock, if the market price of the stock at the time of the payment is 110% of the fixed conversion price. The Company may elect to redeem the principal amount outstanding at 115% within the first year, 110% within the second year and 105% during the third year. The principal amortization payments began 120 days from the execution of the agreement at a rate of $31,250 per month.

Each of the convertible notes related to Laurus Master Fund, LTD contain dilution and anti-dilution rights. These rights allow for a reduction in conversion price if subsequent equity-related transactions, such as issuance of convertible debt or sale of common stock, are priced below the conversion prices of existing convertible debt agreements with Laurus Master Fund, LTD. On December 8, 2004, Laurus Master Fund, LTD waived all dilution and anti-dilution rights in connection with the convertible note issued on the same date.

As of December 31, 2004, $1,000,000 was outstanding under the convertible note, of which $56,000 has been classified as short-term debt and $550,600 as long-term debt reported net of $393,400 related to unamortized debt discount based upon beneficial conversion rights and warrants.

On June 10, 2004, the Company issued a convertible note to Laurus Master Fund, LTD and another institutional investor. The $5,500,000 convertible note matures on June 20, 2007, bears interest at a rate equal to the prime rate plus 1.0%, but in no event less than 5.0%, and provides the holder with the option to convert the loan to common stock at $2.15 per share subject to certain adjustment features. The convertible note is collateralized by U.S. accounts receivable, inventory and equipment and a second mortgage on the Montreal, Canada building. StockerYale has the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, determined based on the $2.15 conversion price. The Company also issued to the holders seven-year warrants to purchase an aggregate of 440,000 shares of common stock at $3.12 per share. The aggregate purchase price of the convertible note and warrants ($5,500,000) was allocated between the note, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $3,646,478, $1,093,511 and $760,011 respectively. The difference between the face amount of the convertible note of $5,500,000 and the aggregate purchase price of the convertible note of $3,646,478 was recorded as a debt discount and is being amortized over the life of the convertible note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 4.43%; an expected life of seven years; and an expected volatility of 145.92% with no dividend yield.

The Company can elect to pay monthly principal amortization in cash at 101% of the principal amount. The Company may also elect to pay both principal amortization and interest in shares of common stock, if the market price of the stock at the time of the payment is 110% of the fixed conversion price. The Company may elect to redeem the principal amount outstanding at 115% within the first year, 110% within the second year and 105% during the third year. The principal amortization payments began 120 days from the execution of the agreement at a rate of $171,875 per month.

As of December 31, 2004, $4,984,400 was outstanding under the convertible note of which $1,274,000 has been classified as short-term debt and $2,525,000 as long-term debt reported net of $1,185,400 related to unamortized debt discount based upon beneficial conversion rights and warrants.

On February 25, 2004, the Company issued a convertible note to Laurus Master Fund, LTD. The $4,000,000 convertible note matures on February 25, 2007, bears interest at a rate equal to the prime rate plus 2.0%, but in no event less than 6.0%, and provides the holder with the option to convert the loan to common stock at $1.30 per share subject to certain adjustment features. The convertible note is collateralized by a mortgage on the Salem building. StockerYale has the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, determined based on the $1.30 conversion price. The Company also issued to the holder seven-year warrants to purchase shares of common stock in the following warrant amounts and exercise prices per share of common stock: 375,000 shares of common stock at $1.65 per share, 250,000 shares of common stock at $1.75 per share and 75,000 shares of common stock at $1.95 per share. The aggregate purchase price of the convertible note and warrants ($4,000,000) was allocated between the convertible note, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $2,319,047, $988,184 and $692,769 respectively. The difference between the face amount of the convertible note of $4,000,000 and the aggregate purchase price of the convertible note of $2,319,047 was recorded as a debt discount and is being amortized over the life of the convertible note. The

Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.0%; an expected life of seven years; and an expected volatility of 141% with no dividend yield.

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

As of December 31, 2004, Laurus had converted $1,501,500 principal and interest into 1,155,000 shares of common stock that resulted in an incremental non-cash charge related to accelerated amortization of debt discount of $631,000 and an additional incremental non-cash charge related to accelerated amortization of deferred financing costs of $101,000. As of December 31, 2004, $2,498,500 was outstanding under the convertible note, of which $354,800 has been classified as short-term debt and $1,596,900 as long-term debt reported, net of $546,900 related to unamortized debt discount based upon beneficial conversion rights and warrants.

On September 24, 2003, the Company issued a convertible note to Laurus Master Fund, LTD. The $2,500,000 convertible note matures on September 24, 2006, with interest at a rate equal to the prime rate plus 3.5%, but in no event less than 7.5%, and provided the holder with the option to convert the loan to common stock at $1.07 per share subject to certain adjustment features. StockerYale had the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, determined based on the $1.07 conversion price. The Company also issued to the holder seven-year warrants to purchase shares in the following warrant amounts and exercise prices per share of common stock: 225,000 shares of common stock at $1.23 per share, 150,000 shares of common stock at $1.34 per share and 100,000 shares of common stock at $1.44 per share. The aggregate purchase price of the convertible note and warrants ($2,500,000) was allocated between the note, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $1,551,700, $546,650 and $401,650 respectively. The difference between the face amount of the convertible note of $2,500,000 and the aggregate purchase price of the convertible note of $1,551,700 was recorded as a debt discount and is being amortized over the life of the convertible note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 2.7%; an expected life of seven years; and an expected volatility of 114% with no dividend yield.

The Company had the right to elect to pay monthly principal amortization in cash at 103% of the principal amount. The Company also could elect to pay both principal amortization and interest in common stock, if the market price of the stock at the time of the payment was 110% of the fixed conversion price. The Company could elect to redeem the principal amount outstanding at 120% within the first year, 115% within the second year and 110% during the third year. The principal amortization payments began 120 days from the execution of the agreement at a rate of $78,125 per month.

As of December 31, 2004, the total value of the convertible note had been converted to 2,337,249 shares of common stock that resulted in an incremental non-cash charge related to accelerated amortization of debt discount of $514,000.

The Company has registered for resale all of the shares of common stock underlying the convertible notes and warrants in registration statements filed on Form S-3.

National Bank of Canada

On March 22, 2005, the Company entered into an amended agreement with the National Bank of Canada. The new agreement maintains the line of credit of C$2,500,000 ($2,075,000 US, converted at the December 31, 2004 rate of $.83) and a five-year term note of C$2,000,000 ($1,666,000 US, converted at the December 31, 2004 rate of $.83). The amended agreement reduced the net worth covenant from C$10,800,000 in the prior amended agreement to C$9,250,000 in the March 22, 2005 agreement. The amended agreement also requires the Company to achieve specific net profit targets throughout 2005.

The National Bank of Canada credit facility requires the maintenance of certain financial covenants, including working capital, net worth, limitations on capital expenditures, a financial coverage ratio and maximum inventory levels.

As of December 31, 2004, C$2,100,200 ($1,743,200 US) was outstanding under the line of credit and C$819,100 ($679,900 US) was outstanding under the term note. As of December 31, 2004, the interest rate on the line of credit and the term note were 6.00% and 6.75%, respectively. Principal payments are C$33,333 a month ($27,333 US).

On March 19, 2004, the Company entered into an amended agreement with the National Bank of Canada. The agreement included a line of credit of C$2,500,000 ($1,875,000 US) and a five-year term note of C$1,396,000 ($1,050,000 US). The amended agreement reduced the net worth covenant from C$10,800,000 in the May 26, 2003 agreement to C$8,000,000 in the March 19, 2004 agreement as of December 31, 2003. The amended agreement also required a C$10,000,000 net worth as of September 30, 2004 and thereafter. The amended agreement also continued the inventory component of the line of credit availability at C$750,000 and required the Company to achieve specific net profit targets throughout 2004.

On August 23, 2003, the Company amended its credit facility to reduce the restricted term deposit from C$1,000,000 ($740,000 US) to C$250,000 ($185,000 US) and reduce the term loan from C$2,300,000 ($1,702,000 US) to C$1,550,000 ($1,147,000 US). The net availability of the term loan remained the same. In addition, the bank added Canadian Provincial Government research and development tax credits as additional eligible accounts receivable, which increased the availability of the revolving credit facility by approximately C$300,000 ($222,000 US). All other terms of the credit facility remained the same, including StockerYale, Inc.’s guarantee to fund StockerYale Canada’s deficits if requested by the bank.

On November 20, 2003, the credit facility was amended increasing the interest rate on the line of credit to the Canadian prime rate plus 2.00% and the term note to the Canadian prime rate plus 2.75%.

On May 26, 2003, the Company entered into a credit agreement with the National Bank of Canada, using the proceeds to pay off and replace the facility with Toronto Dominion Bank. The new agreement provided total borrowing availability up to C$4,050,000 ($3,000,000 US), including a line of credit of C$2,500,000 ($1,850,000 US) and a ten-year term note of C$1,550,000 ($1,150,000 US).

TJJ Corporation

On February 25, 2004, the Company paid in full, including outstanding principal and accrued interest of $4,400,000 and $25,000, the Term Note agreement issued December 27, 2002, by TJJ Corporation. The Term Note was a $5,000,000 three-year note due December 26, 2005, secured by the Company’s Salem headquarters and bore an interest rate of 8.5%. The Company also issued warrants to purchase shares of the Company’s common stock. The warrants were exercisable over a five-year period with each warrant able to be exchanged for one share of common stock at a purchase price of $1.35 per share. These warrants were exercised in 2004. The aggregate purchase price of the Term Note and the warrants of $5,000,000 were allocated between the Term Note and warrants based upon their relative fair market values. The purchase price assigned to the Term Note and warrants was $4,730,825 and $269,175, respectively. The difference between the face amount of the Term Note and the aggregate purchase price allocated to the Term Note of $4,730,825 was recorded as a debt discount, and was to be amortized over the life of the Term Note. The portion of unamortized discount resulted in a non-cash charge of approximately $113,000 upon repayment of the note.

On September 18, 2003, the Company entered into an agreement with TJJ Corporation amending the $5,000,000 Term Note maturing on December 26, 2005. The new agreement resulted in loan amortization commencing in October 2003 and a reduction in the stockholders’ equity covenant from $22,000,000 to $20,000,000. The new principal amortization beginning in October 2003 was $100,000 per month for three months, $150,000 for the next three months and $200,000 per month for the following eleven months. The maturity was also changed to March 1, 2005. All other terms of the Term Note remained the same. On December 31, 2003, $4,700,000 was outstanding under the Term Note. As of December 31, 2004, the Company had paid the note in full, including outstanding principal and accrued interest of $4,400,000 and $25,000, respectively, with proceeds from a private placement of equity and a convertible note.

Merrill Lynch Financial Services

On June 10, 2004, the Company paid in full the credit facility with Merrill Lynch Business Financial Services including outstanding principal and accrued interest of $3,370,000 and $7,000 respectively, with proceeds from a convertible note. The credit facility was originally issued on September 30, 2003. The agreement provided a credit facility of $3,450,000 through a term note of $2,450,000 and a line of credit of $1,000,000. The facility was partially guaranteed (maximum $1,000,000) by an officer of the Company, had a one year maturity and accrued interest at the rate of one month LIBOR + 5.5%. On December 31, 2003 the interest rate was approximately 6.5%. As of December 31, 2003, $2,450,000 was outstanding under the term note and approximately $978,000 was outstanding under the line of credit. As of December 31, 2004 the credit facility had been repaid and no balance was outstanding.

The Company’s obligations under the credit facility were secured by substantially all the Company’s Salem assets, excluding real property. The facility was also subject to various financial covenants, including having a minimum net worth of $10.0 million at all times. The Company was required to repay amounts under the credit facility using 100% of the net excess proceeds from the sale of its Salem facility; 80% of net proceeds from assets sales and 50% of the net proceeds from equity sales.

On March 25, 2004, the Company entered into an amended agreement with Merrill Lynch. The amended agreement changed the maturity date from October 31, 2004 in the prior agreement to June 30, 2004 in the amended agreement. The amended agreement also increased the interest from LIBOR + 5.5% in the prior agreement to LIBOR + 7.5% in the amended agreement. All other provisions of the September 30, 2003 agreement remained the same.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations at December 31, 2004, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

Due by period	2005	2006	2007	2008	2009	2010+	Total
	($000’s)
Debt obligations	$5,360	$4,262	$1,776	$162	$ —	$—	$11,560
Capital lease obligations	46	35	18	19	18	—	136
Operating lease obligations	225	221	208	174	154	4,113	5,095

	$5,631	$4,518	$2,002	$355	$172	$4,113	$16,791

Less amounts representing interest	10	8	7	5	1	—	31

Total	$5,621	$4,510	$1,995	$350	$171	$4,113	$16,760

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity instruments. Implementation of this statement had no material effect on the company’s financial statements.

In January 2003 and December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation for Variable Interest Entities (FIN 46) and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R address the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (VIEs), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIEs activities, entitled to receive a majority of the VIEs residual returns, or both. FIN 46 and FIN 46-R are applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special purpose entities for periods ending after December 15, 2003, of which the Company had none. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. Adoption of FIN 46-R is not expected to have a material impact on our financial position, results of operations or cash flows.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS 151 is effective for the reporting period beginning after December 1, 2005. The adoption of SFAS 151 will not have a material impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after December 15, 2005. We are currently evaluating the impact of the adoption of SFAS No. 123(R) and therefore we are currently unable to quantify its effect on our condensed consolidated financial statements and results of operations; however, we believe that our stock compensation expense will increase in absolute dollars upon the adoption of the standard.

RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Forward looking statements in this report and those made from time to time by us through our senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements concerning the expected future revenues, earnings or financial results or concerning project plans, performance, or development of products and services, as well as other estimates related to future operations are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements. If any of the following risks actually occurs, our financial condition and operating results could be materially adversely affected.

We have a history of losses and may never achieve or sustain profitability and may not continue as a going concern.

We have experienced operating losses over the last several years and may continue to incur losses and negative operating cash flows. We cannot predict the size or duration of any future losses. We have historically financed our operations with proceeds from debt financings and the sale of equity securities. The audit report from Vitale, Caturano & Company Ltd., our independent registered public accounting firm, regarding our fiscal year 2004 financial statements contains Vitale Caturano’s opinion that our recurring losses from operations and our need to obtain additional financing raise substantial doubt about our ability to continue as a going concern. We anticipate that we will continue to incur net losses in the future. As a result, we can give no assurance that we will achieve profitability or be capable of sustaining profitable operations. If we are unable to reach and sustain profitability, we risk depleting our working capital balances and our business may not continue as a going concern.

Our ability to continue as a going concern may be dependent on raising additional capital, which we may not be able to do on favorable terms, or at all.

As of December 31, 2004, we had cash and cash equivalents of approximately $4.1 million. We need to raise additional capital and such capital may not be available on favorable terms or at all. If we do not raise additional capital, our business may not continue as a going concern. We are currently pursuing several financing options, including the possible sale of additional equity securities, debt financings and the sale of real estate. Even if we do find outside funding sources, we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions that may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional equity securities. If we experience difficulties raising money in the future, our business and liquidity will be materially adversely affected.

Securities we issue to fund our operations could dilute or otherwise adversely affect our shareholders.

We will likely need to raise additional funds through public or private debt or equity financings to fund our operations. If we raise funds by issuing equity securities, the percentage ownership of current shareholders will be reduced. If we raise funds by issuing debt securities, we may be required to agree to covenants that substantially restrict our ability to operate our business. We may not obtain sufficient financing on terms that are favorable to investors or us. We may delay, limit or eliminate some or all of our proposed operations if adequate funds are not available.

In addition, upon issuance of the shares of common stock issuable upon exercise of outstanding warrants, the percentage ownership of current shareholders will be diluted substantially.

We may be unable to fund the initiatives required to achieve our business strategy.

In 2002, we began to focus our resources on opportunities that would result in near-term revenue and simultaneously reduced our operating expenses by 40% on an annualized basis. In 2003 and 2004, we continued to reduce costs and we are currently evaluating the restructuring of our product lines. While we believe these efforts will assist us in improving our financial condition, we can give no assurances as to whether our cost reduction and product restructuring efforts will be successful. If our cost reduction strategies are unsuccessful, we may be unable to fund our operations.

We could be subject to fines, penalties or other sanctions as a result of an investigation of us and of Mark W. Blodgett, our President, Chairman and Chief Executive Officer, by the Securities and Exchange Commission.

On November 9, 2004, we received a “Wells Notice” from the Staff of the Securities and Exchange Commission (“SEC”) relating to disclosures contained in press releases that we issued on April 19, 2004 and April 21, 2004. The Wells Notice states that the Staff of the SEC intends to recommend that a civil action be brought against us and Mark W. Blodgett, our President, Chairman and Chief Executive Officer, alleging violations of Section 17(a) of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. We have been cooperating in the Staff’s investigation, and on December 10, 2004 we responded to the Staff’s recommendation, in which we vigorously defended our actions.

We cannot predict the scope, timing or outcome of the SEC investigation or any civil actions that may be brought against us as a result. The SEC investigation may result in the imposition of significant fines, penalties and sanctions, which could have a material adverse effect on our business, including on our ability to obtain additional financing, our stock price and on our ability to attract or retain key employees and customers. We cannot predict what impact, if any, these matters may have on our business, financial condition, results of operations and cash flow.

The unpredictability of our quarterly results may cause the trading price of our common stock to fluctuate or decline.

Our operating results have varied on a quarterly basis during our operating history and are likely to continue to vary significantly from quarter-to-quarter and period-to-period as a result of a number of factors, many of which are outside of our control and any one of which may cause our stock price to fluctuate.

Such factors include the implementation of our new business strategy, which makes prediction of future revenues difficult. Our ability to accurately forecast revenues from sales of our products is further limited by the development and sales cycles related to our products, which make it difficult to predict the quarter in which sales will occur. In addition, our expense levels are based, in part, on our expectations regarding future revenues, and our expenses are generally fixed, particularly in the short term. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant shortfall of revenues in relation to our expectations could cause significant declines in our quarterly operating results.

Due to the above factors, we believe that quarter-to-quarter or period-to-period comparisons of our operating results may not be a good indicator of our future performance. Our operating results for any particular quarter may fall short of our expectations or those of stockholders or securities analysts. In this event, the trading price of our common stock would likely fall.

An impairment of goodwill and/or long-lived assets could affect net income.

We record goodwill on our balance sheet as a result of business combinations consummated in prior years. We have also made a significant investment in long-lived assets. In accordance with applicable accounting standards, we periodically assess the value of both goodwill and long-lived assets in light of current circumstances to determine whether impairment has occurred. If an impairment should occur, we would reduce the carrying amount to our fair market value and record an amount of that reduction as a non-cash charge to income, which could adversely affect our net income reported in that quarter in accordance with generally accepted accounting principles. We recorded a $1,905,000 impairment charge in 2003 and $173,000 in 2004. We cannot definitively determine whether impairment will occur in the future, and if impairment does occur, what the timing or the extent of any such impairment would be.

Failure to comply with credit facility covenants may result in an acceleration of substantial indebtedness.

Our financing agreements with National Bank of Canada and Laurus Master require us to comply with various financial and other operating covenants. If we breach our financing agreements with National Bank of Canada and Laurus Master Fund, a default could result. A default, if not waived, could result in, among other things, all or a portion of our outstanding amounts becoming due and payable on an accelerated basis, which would adversely affect our liquidity and our ability to manage our business.

Our stock price has been volatile and may fluctuate in the future.

Our Common Stock has experienced significant price and volume fluctuations in recent years. Since January 2002, our common stock has closed as low as $.52 per share and as high as $11.06 per share. These fluctuations often have no direct relationship to our operating performance. The market price for our common stock may continue to be subject to wide fluctuations in response to a variety of factors, some of which are beyond our control. Some of these factors include:

•	our performance and prospects;

•	sales by selling shareholders of shares issued and issuable in connection with our private placements in 2003 and 2004;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	general financial and other market conditions; and

•	domestic and international economic conditions.

In addition, some companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation or other litigation or investigations. In light of the fluctuations in our stock price, it is possible that we may be the subject of securities class action litigation in the future. Such litigation often results in substantial costs and a diversion of management’s attention and resources and could harm our business, prospects, results of operations, or financial condition.

The loss of key personnel or the inability to recruit additional personnel may harm our business.

Our success depends to a significant extent on the continued service of our executive officers, our senior and middle management and our technical and research personnel. In particular, the loss of Mark W. Blodgett, our President, Chairman and Chief Executive Officer, or other key personnel, could harm us significantly. Hiring qualified management and technical personnel will be difficult due to the limited number of qualified professionals in the work force in general and the intense competition for these types of employees. The loss of key management personnel or an inability to attract and retain sufficient numbers of qualified management personnel could materially and adversely affect our business, results of operations, financial condition or future prospects.

Our common stock price may be negatively impacted if it is delisted from the NASDAQ National Market.

Our common stock is currently listed for trading on the NASDAQ National Market. We must continue to satisfy NASDAQ’s continued listing requirements, including a minimum bid price for our common stock of $1.00 per share, or risk delisting which would have an adverse affect on our business.

On September 17, 2003, we received a delisting notice from NASDAQ stating that if we did not meet the $1.00 minimum bid price for ten consecutive days, our common stock would be delisted from the NASDAQ National Market as of September 26, 2003. On September 23, 2003, we received a notice from NASDAQ that it had rescinded its letter of September 17, 2003 and that we had regained compliance with Marketplace Rule 4450(a)(5) regarding the $1.00 per share minimum bid price requirement.

We have remained in compliance with the NASDAQ National Market listing requirements; however, there can be no assurances that we will continue to meet the listing requirements of the NASDAQ National Market in the future. For example, we recently failed to meet the $1.00 per share minimum bid price requirement for a period of 22 consecutive days. A delisting of our common stock from the NASDAQ National Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, any such delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees.

A small number of affiliated stockholders control more than 10% of our stock.

Our executive officers and directors as a group own or control approximately sixteen percent (16%) of our common stock. Accordingly, these shareholders, if they act together, will be able to influence our management and affairs and all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may have the effect of delaying or preventing a change in control of our company and might adversely affect the market price of our common stock.

We depend on a limited number of suppliers and may not be able to ship products on time if we are unable to obtain an adequate supply of raw materials and equipment on a timely basis.

We depend on a limited number of suppliers for raw materials and equipment used to manufacture our products. We depend on our suppliers to supply critical components in adequate quantities, consistent quality and at reasonable costs. If our suppliers are unable to meet our demand for critical components at reasonable costs, and if we are unable to obtain an alternative source, or the price for an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our products would be harmed. We generally rely on purchase orders rather than long-term agreements with our suppliers; therefore, our suppliers may stop supplying materials and equipment to us at any time. If we are unable to obtain components in adequate quantities we may incur delays in shipment or be unable to meet demand for our products, which could harm our revenues and damage our relationships with customers and prospective customers.

We have many competitors in our field and our technologies may not remain competitive.

We participate in a rapidly evolving field in which technological developments are expected to continue at a rapid pace. We have many competitors in the United States and abroad, including various fiber optic component manufacturers, universities and other private and public research institutions. The Company has five primary competitors in the fiber optic illumination market. The most established segment of this market relates to illumination for microscopes. Within that market, Volpi Manufacturing USA, Inc. and Dolan-Jenner Industries, Inc. compete directly with the Company’s products. Both of these companies have been producing fiber optic products for more than thirty years and offer a complete line of fiber optic illumination systems for microscopy applications. A third company, Cuda Products, Inc., also supplies fiber optic lighting for microscopy; however, its primary market is medical. The value-oriented segment of the microscopy market is dominated by Chiu Technical Corp, which offers an inexpensive, “no-frills”, fiber optic lighting system. A newer segment in the fiber optic lighting market relates to automated imaging and inspection equipment for machine vision. Schott-Fostec, Inc. is the leading provider of fiber optic lighting for the machine vision industry. In the industrial fluorescent lighting market, the Company has two primary competitors. MicroLite markets a product similar in appearance to the Company’s circular fluorescent microscope illuminator. Techni-Quip Corporation offers industrial fluorescent lighting as part of its product line but as a whole, its lighting product line is limited and represents a small percentage of that company’s total business

Our major competitors in the specialty fiber optic market segment are Furukawa OFS, Fiberforce, and Corning.

In the laser market, we compete against Power Technology, Inc. in the United States, Schafter GMBH and Kirchoff GMBH in Europe and several other smaller laser manufacturers

Our success depends upon our ability to develop and maintain a competitive position in the product categories and technologies on which we focus. To be successful in the illumination and optical components industries, we will need to keep pace with rapid changes in technology, customer expectations, new product introductions by competitors and evolving industry standards, any of which could render our existing products obsolete if we fail to respond in a timely manner. We could experience delays in introduction of new products. If others develop innovative proprietary illumination products or optical components that are superior to ours, or if we fail to accurately anticipate technology and market trends and respond on a timely basis with our own innovations, our competitive position may be harmed and we may not achieve sufficient growth in our revenues to attain or sustain profitability.

Many of our competitors have greater capabilities and experience and greater financial, marketing and operational resources than us. Competition is intense and is expected to increase as new products enter the market and new technologies become available. To the extent that competition in our markets intensifies, we may be required to reduce our prices in order to remain competitive. If we do not compete effectively, or if we reduce our prices without making commensurate reductions in our costs, our revenues and profitability, and our future prospects for success, may be harmed.

Our customers are not obligated to buy material amounts of our products and may cancel or defer purchases on short notice.

Our customers typically purchase our products under individual purchase orders rather than pursuant to long-term contracts or contracts with minimum purchase requirements. Therefore, our customers may cancel, reduce or defer purchases on short notice without significant penalty. Accordingly, sales in a particular period are difficult to predict. Decreases in purchases, cancellations of purchase orders or deferrals of purchases may have a material adverse effect on us, particularly if we do not anticipate them. There can be no assurance that our revenue from key customers will not decline in future periods.

We are subject to risks of operating internationally.

We distribute and sell some of our products internationally, and our success depends in part on our ability to manage our international operations. Sales outside the United States accounted for 36% of our total revenue for the fiscal year ended December 31, 2004. We are subject to risks associated with operating in foreign countries, including:

•	foreign currency risks;

•	costs of customizing products for foreign countries;

•	imposition of limitations on conversion of foreign currencies into dollars;

•	remittance of dividends and other payments by foreign subsidiaries;

•	imposition or increase of withholding and other taxes on remittances and other payments on foreign subsidiaries;

•	hyperinflation and imposition or increase of investment and other restrictions by foreign governments;

•	compliance with multiple, conflicting and changing governmental laws and regulations;

•	longer sales cycles and problems collecting accounts receivable;

•	labor practices, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequence; and

•	import and export restrictions and tariffs.

If we are unable to manage these risks, we may face significant liability, our international sales may decline and our financial results may be adversely affected.

Our products could contain defects, which could result in reduced sales of those products or in claims against us.

Despite testing by our customers, and us errors have been found and may be found in the future in our existing or future products. These defects may cause us to incur significant warranty, support and repair costs, divert the attention of our technical personnel from our product development efforts and harm our relationship with our customers. Defects, integration issues or other performance problems in our illumination and optical products could result in personal injury or financial or other damages to our customers or could damage market acceptance of our products. Our customers could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

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

ACCOUNTS RECEIVABLE

The Company reviews the financial condition of new customers prior to granting credit. After completing the credit review, the Company establishes a credit line for each customer. Periodically, the Company reviews the credit line for major customers and adjusts the credit limit based upon an updated financial condition of the customer, historical sales and payment information and expected future sales. The Company has a large number of customers; therefore, material credit risk is limited to only a small number of customers. The Company had two customers accounting for 20% of revenue in 2004. In 2003 one customer accounted for 8% of consolidated revenue, but no other customer accounted for more than 6% of revenue. The Company periodically reviews the collectibility of its accounts receivable. Provisions are established for accounts that are potentially uncollectible. Determining adequate reserves for accounts receivable requires management’s judgment. Management does not expect that conditions that could materially impact the collectibility of the Company’s receivables and cause actual write-offs to be materially different than the reserved balances as of December 31, 2004 will occur.

REVENUE RECOGNITION

The Company recognizes revenue from product sales at the time of shipment and when persuasive evidence of an arrangement exists, performance of the Company’s obligation is complete, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. In certain limited situations, customers have the right to return products. Such rights of return have not precluded revenue recognition because the Company has a long history with such returns and accordingly provides a reserve.

INVENTORY

The Company values inventories at the lower of cost or market using the first in, first-out (“FIFO”) method. The Company specifically evaluates historical and forecasted demand of the illumination product line to determine if the carrying value of both finished goods and raw materials is recoverable through future sales. The Company also estimates the impact of increased revenues for new products versus the potential obsolescence of older products on a case-by-case basis. The Company has not established an inventory reserve for the optical components product line since these products are primarily manufactured based upon customer orders. Actual results could be different from management’s estimates and assumptions.

INTANGIBLE ASSETS

The Company’s intangible assets consist of goodwill, which is not being amortized commencing in 2002 and beyond and amortizing intangibles, which consist of patents, trademarks and purchased patented technologies, which are being amortized over their useful lives. All intangible assets are subject to impairment tests on a periodic basis.

Note 8 describes the impact of accounting for the adoption of SFAS No. 142, Goodwill and Intangible Assets, and the annual impairment methodology that the Company will employ on January 1st of each year in calculating the recoverability of goodwill. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be challenged. Amortizing intangibles are currently evaluated for impairment using the methodology set forth in SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. Recoverability of these assets is assessed only when events have occurred that may give rise to impairment. When a potential impairment has been identified, forecasted undiscounted cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values. If an impairment loss exists, the amount of the loss will be recorded in the consolidated statements of operations. It is possible that future events or circumstances could cause these estimates to change.

LONG-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets, primarily property, plant and equipment, when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. This review is based on the Company’s ability to recover the carrying value of the assets from expected undiscounted future cash flows. If impairment is indicated, the Company measures the loss based on the fair value of the asset using various valuation techniques. If an impairment loss exists, the amount of the loss will be recorded in the consolidated statements of operations. It is possible that future events or circumstances could cause these estimates to change.

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

The information required by Item 7 is presented on pages 26 through 53 of this Form 10-KSB.

Financial Statement Schedules

The financial statement schedule listed below is included in this report. All other schedules required by certain applicable accounting regulations of the Securities and Exchange Commission have been omitted because the omitted schedules are not required under the related instruction or do not apply or because the required information has been otherwise included in the Consolidated Financial Statements or notes thereto.

Schedule II — Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of StockerYale, Inc.:

Salem, New Hampshire

We have audited the accompanying consolidated balance sheets of StockerYale, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of StockerYale, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the 2004 and 2003 basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, at December 31, 2004 the Company’s recurring losses from operations, need to obtain additional financing, and its negative working capital position raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ VITALE, CATURANO & COMPANY, LTD.
Vitale, Caturano & Company, Ltd.
Boston, Massachusetts
February 25, 2005 (except for Note 12 as to which the date is March 22, 2005)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STOCKERYALE, INC.

CONSOLIDATED BALANCE SHEETS

Years Ended December 31	2004	2003
	In thousands (except share data)
Assets
Current assets:
Cash and cash equivalents	$4,061	$1,008
Accounts receivable less allowances of $105 in 2004 and $103 in 2003	2,822	2,102
Inventories	3,612	3,799
Prepaid expenses and other current assets	256	188

Total current assets	10,751	7,097
Net property, plant and equipment	18,582	20,550
Goodwill	2,677	2,677
Acquired intangible assets, net	1,144	1,463
Officer note receivable	—	263
Other long-term assets	624	639

Total assets	$33,778	$32,689

Current liabilities:
Current portion of long-term debt and capital lease obligations, net of unamortized discount of $1,407 in 2004 and $155 in 2003	$1,912	$3,412
Short-term debt	2,076	5,091
Accounts payable	2,427	2,061
Accrued expenses	2,195	943

Total current liabilities	8,610	11,507
Long-term debt and capital lease obligations, net of unamortized discount of $718 in 2004 and $958 in 2003	5,552	3,934
Other long-term liabilities	35	17
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, par value $0.001-shares authorized 100,000,000; shares issued and outstanding 24,595,536 and 14,791,123 at December 31, 2004 and 2003, respectively	25	15
Paid-in capital	85,448	70,948
Accumulated other comprehensive income	1,866	1,340
Accumulated deficit	(67,758)	(55,072)

Total stockholders’ equity	19,581	17,231

Total liabilities and stockholders’ equity	$33,778	$32,689

See the notes to consolidated financial statements.

STOCKERYALE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31	2004	2003
	In thousands, except loss per share
Revenue	$17,653	$14,117

Cost of sales	13,077	11,173

Gross profit	4,576	2,944

Operating expenses:

Selling	2,148	2,825

General and administrative	6,598	4,560

Amortization	318	322

Research and development	3,385	3,664

Asset impairment	173	1,905

Total operating expenses	12,622	13,276

Loss from operations	(8,046)	(10,332)

Other income (expense)	(253)	(169)

Interest expense	(677)	(832)

Amortization of debt discount and financing costs	(3,712)	(392)

Loss from operations before income tax benefit	(12,688)	(11,725)

Income tax benefit	(2)	(75)

Net loss	$(12,686)	$(11,650)

Basic and diluted net loss per share	(0.62)	(0.85)

Basic and diluted weighted average shares outstanding	20,403	13,707

See the notes to consolidated financial statements.

STOCKERYALE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Par $0.001
	($000’s except for per share data)
Balance December 31, 2002	12,772	$13	$68,637	$(43,422)	$(266)	$24,962	$(15,393)
Sale of common stock net of issuance costs of $.08 million	1,610	2	891			893
Issuance of common stock to employees	25		24			24
Issuance of common stock for StockerYale Ireland shareholders	319		380			380
Issuance of common stock for Laurus convertible note	65		69			69
Warrants and beneficial conversion option to purchase common stock			947			947
Cumulative translation adjustment					1,606	1,606	1,606
Net loss				(11,650)		(11,650)	(11,650)

Comprehensive net loss for the year ended December 31, 2003							$(10,044)

Balance December 31, 2003	14,791	$15	$70,948	$(55,072)	1,340	$17,231
Sale of common stock net of issuance costs of $0.2 million	5,585	5	6,097			6,102
Issuance of common stock to employees	206		243			243
Issuance of common stock for Laurus convertible note	3,878	5	4,202			4,207
Issuance of common stock in exchange for warrant exercise	135
Warrants and beneficial conversion option to purchase common stock			3,958			3,958
Cumulative translation adjustment					526	526	526
Net loss				(12,686)		(12,686)	(12,686)

Comprehensive net loss for the year ended December 31, 2004							$(12,160)

Balance December 31, 2004	24,595	$25	$85,448	$(67,758)	1,866	$19,581

See the notes to consolidated financial statements.

STOCKERYALE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31	2004	2003
	In thousands
Operations
Net loss	$(12,686)	$(11,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,128	2,656
Asset impairment	173	1,905
Accretion of debt discount	2,781	258
Loss (gain) on disposal of assets	239	(28)
Other changes in assets and liabilities:
Accounts receivable	(894)	98
Officer note receivable	263	(14)
Inventories	(42)	679
Prepaid expenses and other current assets	(75)	559
Accounts payable	240	93
Accrued expenses	1,168	(59)
Other assets and liabilities	34	158

Net cash used in operations	(5,671)	(5,345)

Financing
Net proceeds from sale of common stock	6,345	917
Borrowings (repayments) of revolving credit facilities	(429)	(2,285)
Proceeds from long-term debt issuance	10,500	5,346
Principal repayment of long-term debt	(7,847)	(3,148)
Restricted cash	—	1,809
Debt acquisition costs	(692)	(110)

Net cash provided by financing activities	7,877	2,529

Investing
Proceeds from asset sales	203	322
Purchase of property, plant and equipment	(349)	(80)

Net cash used for investing activities	(146)	242
Effect of exchange rate	993	512

Net change in cash and equivalents	3,053	(2,062)
Cash and equivalents at beginning of year	1,008	3,070

Cash and equivalents at end of year	$4,061	$1,008

Supplemental disclosure of cash flow information:
Convertible note conversion to common stock	4,207	69
BES shares converted to common stock	—	380
Cash paid for interest	635	1,105

See the notes to consolidated financial statements.

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the years ended December 31, 2004 and 2003, the Company incurred net losses of $12,686,000 and $11,650,000 respectively. These losses and other factors may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations from sources that are described in Note 2 to the consolidated financial statements.

(2) MANAGEMENT PLAN

The Company made a strategic decision in 2000 to utilize its optics and manufacturing expertise in phase masks and fiber optic illumination to expand into specialty optical fiber and optical components. This decision was based on high growth expectations for the telecommunications sector’s infrastructure to support rapid growth in internet traffic. Based on management’s expectations of the optical component industry’s rapid growth and the communications industry’s growing demand for advanced telecommunications equipment, the Company invested significant equity capital in plant and equipment, research and development and commercialization expenses during the next three years.

However, as original equipment manufacturers (OEMs) in the telecommunication sector continued to curtail purchases in the first half of 2002, the Company realized that, while the telecom equipment market still offered long-term growth potential, near-term revenue opportunities for optical components would be adversely affected. This change in market conditions required the Company to significantly modify its expectations for specialty fiber and component revenue. The Company began to significantly reduce its overall cost structure, and most importantly, its investment in research and development expenses related to optical components. The Company ceased funding two joint ventures and reduced headcount in research and development; it also reduced selling and general and administrative expenses.

The Company’s current forecast for 2005 calls for increased revenues, reduced costs and the pursuit of additional sources of funds to finance operations through the end of 2005. The Company can give no assurances to the timing or terms of such financing arrangements, assuming it is able to consummate one or more funding options. If the Company is unable to raise sufficient funds by the end of the second quarter of 2005, it will need to implement further cost reduction strategies, and the Company may not have adequate capital to sustain its current operations. Financing options in process or under consideration are the sale of real estate and/or a private placement of equity/debt securities. The Company expects to close one or more of these financing options in 2005.

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

CASH AND CASH EQUIVALENTS

The Company considers cash equivalents to consist of highly liquid investments with original maturities of three months or less when purchased.

RESTRICTED CASH

On June 10, 2004, the Company paid in full the credit facility with Merrill Lynch Business Financial Services including outstanding principal and accrued interest of $3,370,000 and $7,000 respectively, with proceeds from a convertible note. The Company had been required to maintain certain levels of restricted cash required as collateral under the original borrowing agreement with Merrill Lynch during 2003 and up to June 10, 2004. The agreement required that $2,000,000 be held in escrow as long as there is an outstanding balance under the agreement. The Company maintained the restricted cash in highly liquid investments with original maturities of three months or less. On September 30, 2003, the credit facility with Merrill Lynch was amended and the $2,000,000 restricted cash was applied to reduce the term note outstanding. As of December 31, 2004 there was no borrowing agreement with Merrill Lynch. As of December 31, 2003, there were no funds required in the restricted cash account.

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

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company periodically reviews the collectibility of its accounts receivable. Provisions are established for accounts that are potentially uncollectible. Determining adequate reserves for accounts receivable requires management’s judgment. Conditions impacting the collectibility of the Company’s receivables could change causing actual write-offs to be materially different than the reserved balances.

INVENTORY

The Company values inventories at the lower of cost or market using the first in, first-out (“FIFO”) method. The Company specifically evaluates both historical and forecasted demand to determine if the carrying value of both finished goods and raw materials is recoverable through future sales. The Company also estimates the impact of increased revenues for new products versus the potential obsolescence of older products on a case-by-case basis. As a result of this analysis, the Company reduces the carrying value amount of the inventory. Actual results could be different from management’s estimates and assumptions.

INTANGIBLE ASSETS

The Company’s intangible assets consist of goodwill, which ceased being amortized in 2002 and amortizing intangibles, which consist of patents, trademarks and purchased patented technologies, which are being amortized over their useful lives. All intangible assets are subject to impairment tests on a periodic basis.

Note 8 describes the impact of accounting for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets, and the annual impairment methodology that the Company employs at the beginning of each year in calculating the recoverability of goodwill. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be assessed. Amortizing intangibles are evaluated for impairment using the methodology set forth in SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. Recoverability of these assets is assessed only when events have occurred that may give rise to impairment. When a potential impairment has been identified, forecasted undiscounted cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values.

LONG-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets; primarily property, plant and equipment, when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. This review is based on the Company’s ability to recover the carrying value of the assets from expected undiscounted future cash flows. If impairment is indicated, the Company measures the loss based on the fair value of the asset using various valuation techniques. If an impairment loss exists, the amount of the loss will be recorded in the consolidated statements of operations. It is possible that future events or circumstances could cause these estimates to change.

During 2003, the Company recorded asset impairment charges totaling $1,905,000 related to the closing of the Company’s Maryland specialty optical fiber facility, the write-off of equipment deposits for the optical segment of the business, and a reduction in the market value of the Company’s Salem, New Hampshire facility. In 2004, the Company recorded an additional $173,000 reduction in the market value of the Salem facility.

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

LOSS PER SHARE

Loss per share, basic and diluted, is calculated by dividing the net loss by the weighted average number of common shares outstanding. As of December 31, 2004, 4,347,030 options and 3,637,446 warrants were excluded from the calculation of diluted shares, as their effects were anti-dilutive. As of December 31, 2003, 3,552,673 options and 1,259,957 warrants were excluded from the calculation of diluted shares, as their effects were anti-dilutive.

REVENUE RECOGNITION

The Company recognizes revenue from product sales at the time of shipment and when persuasive evidence of an arrangement exists, performance of the Company’s obligation is complete, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. In certain limited situations, customers have the right to return products. Such rights of return have not precluded revenue recognition because the Company has a long history with such returns and accordingly is able to estimate a reserve for returns.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are valued at the lower of cost or estimated carrying values. The Company provides for depreciation on a straight-line basis over the assets estimated useful lives or lease terms, if shorter. The following table summarizes the estimated useful lives by asset classification:

Asset Classification	Estimated Useful Life
Building and building improvements	10 to 40 years
Computer equipment	3 to 5 years
Machinery and equipment	5 to 10 years
Furniture and fixtures	3 to 10 years

Total depreciation expense of property, plant and equipment was approximately $2.1 million and $2.2 million in 2004 and 2003 respectively. Maintenance and repairs are expensed as incurred.

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

STOCK-BASED COMPENSATION

The Company accounts for employee stock options and share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25), with pro-forma disclosures of net earnings and earnings per share, as if the fair value method of accounting defined in Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation,

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

“SFAS No. 123” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” was used. SFAS No. 123 establishes a fair value based method of accounting for stock-based employee compensation plans. Under the fair value method, compensation cost is measured based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

Had the Company determined the stock-based compensation expense for the Company’s stock options under the provisions of SFAS No. 123, based upon the fair value at the grant date for stock options awards in 2004 and 2003, the Company’s net loss and net loss per share would have increased by the pro-forma amounts as indicated below:

Years Ended December 31	2004	2003
	In thousands except per share data
Net loss as reported	$(12,686)	$(11,650)
Additional compensation expense, net of deferred tax	(4,510)	(4,602)

Pro forma net loss	$(17,196)	$(16,252)

Net loss per share as reported	$(0.62)	$(0.85)
Net loss per share pro forma	$(0.84)	$(1.19)

The Company elected to account for its stock-based compensation plan under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 2004 and 2003 using the Black-Scholes option pricing model as prescribed by SFAS No. 123, using the following assumptions:

	2004	2003
Risk-free interest rate	2.93% – 3.72%	2.27% – 3.10%
Expected dividend yield	—	—
Expected life	5 years	5 years
Expected volatility	134%	114%

The total value of options granted during 2004 and 2003 would be amortized on a pro forma basis over the vesting period of the options. Options generally vest equally over two or four years.

The Company expects to adopt SFAS No. 123 (revised 2004) Share Based Payment on January 1, 2006. The standard requires that all share-based payments to employees, including grants of stock options, be recognized in the statements of operations, based on their fair values. See Recent Accounting Pronouncements below.

TRANSLATION OF FOREIGN CURRENCIES

The balance sheet accounts of non-U.S. operations, exclusive of stockholders’ equity, are translated at year-end exchange rates, and income statement accounts are translated at weighted-average rates in effect during the year; any translation adjustments related to the balance sheet accounts are recorded as a component of stockholders’ equity. Foreign currency transaction gains and losses are recorded in the statements of operations and have not been material.

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, short-term debt, accounts payable and long-term debt. The estimated fair value of these financial instruments approximates their carrying value due to the short-term maturity of certain instruments and the variable interest rates associated with certain instruments, which have the effect of repricing such instruments regularly.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The risk is limited due to the relatively large number of customers composing the Company’s customer base and their dispersion across many industries and geographic areas within the United States, Canada, Europe and Asia. The Company also insures approximately 90% of export receivables from its Canadian subsidiary and performs ongoing credit evaluations of existing customers’ financial condition. The Company has a large number of customers; therefore, concentrated credit risk is limited to only a small number of customers. The Company had two customers accounting for approximately 10% each of 2004 consolidated revenue. In 2003 one customer accounted for 8% of consolidated revenue, but no other customer accounted for more than 6% of revenue.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004 the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) “Share Based Payment” (“SFAS 123R”) which is a revision of Statement No. 123 (“SFAS 123”) “Accounting for Stock Based Compensation.” SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95 “Statement of Cash Flows.” Generally, the approach in SFAS123R is similar to the approach described in SFAS 123. However SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the statements of operations, based on their fair values. Pro forma disclosure is no longer an alternative.

Under SFAS 123R the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

date of adoption. The transition alternatives include retrospective and prospective adoption methods. Under the retrospective method, prior periods may be restated based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all periods presented or as of the beginning of the year of adoption.

The prospective method requires that compensation expense be recognized beginning with the effective date, based on the requirements of SFAS 123R, for all share-based payments granted after the effective date, and based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

The provisions of the statement are effective for the Company as of the beginning of the annual reporting period that begins after December 15, 2005. The Company expects to adopt the standard on January 1, 2006. The Company is evaluating the requirements of SFAS 123R and has not determined its method of adoption or determined the impact on its financial position or the results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS 151 is effective for the reporting period beginning after December 1, 2005. The adoption of SFAS 151 will not have a material impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity instruments. Implementation of this statement had no material effect on the Company’s financial statements.

In January 2003 and December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation for Variable Interest Entities (FIN 46) and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R address the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (VIEs), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIEs activities, entitled to receive a majority of the VIEs residual returns, or both. FIN 46 and FIN 46-R are applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special purpose entities for periods ending after December 15, 2003, of which the Company had none. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. Adoption of FIN 46-R did not have a material impact on the Company’s financial position, results of operations or cash flows.

RECLASSIFICATION

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(4) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market when applicable and include materials, labor and overhead. Inventories are as follows:

Years Ended December 31	2004	2003
	In thousands
Finished goods	$1,351	$992
Work in-process	79	78
Raw materials	3,276	4,100
Reserve for obsolescence	(1,094)	(1,371)

Net inventories	$3,612	$3,799

Management performs quarterly reviews of inventory and disposes of items not required by their manufacturing plan and reduces the carrying cost of inventory to the lower of cost or market.

(5) OFFICER NOTE RECEIVABLE

On May 31, 2002, Mark W. Blodgett, the Chairman, President and Chief Executive Officer of the Company, issued a promissory note to the Company in the principal amount of $250,000. The note was a full recourse note and was payable upon demand with interest on the unpaid principal accruing at a rate per annum equal to 4.5%. The Board of Directors of the Company approved this loan transaction. As of December 31, 2004, the Company had received $266,563 in payments representing the entire balance of principal and accrued interest due under the note.

(6) NOTE RECEIVABLE

On September 19, 2001, the Company sold its machine components and accessories division for $850,000 in cash and a note receivable of $250,000 from an unrelated buyer. The note required payment of interest at a rate of 6.35% only for the first six months with interest and principal payable over the following twelve months. The balance due as of December 31, 2003 was $53,334 and was paid in full in 2004.

(7) PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment were as follows:

Years Ended December 31	2004	2003
	In thousands
Land	$721	$694
Buildings and improvements	11,446	11,271
Machinery and equipment	15,110	15,294
Furniture and fixtures	1,767	1,709

Property, plant and equipment	29,044	28,968
Less accumulated depreciation	(10,462)	(8,418)

Net property, plant and equipment	$18,582	$20,550

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(8) GOODWILL

The Company accounts for goodwill using the methodology established by the Financial Accounting Standards Board (“FASB”) in June 2001 through the issuance of SFAS No. 142, Goodwill and other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets acquired individually or with a group of other assets at acquisition. The statement also addresses financial accounting and reporting for goodwill and other intangibles subsequent to their acquisition. SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets. Under SFAS No. 142, the amortization of goodwill ceased beginning January 1, 2002 and the Company assesses the realizability of this asset annually and whenever events or changes in circumstances indicate they might be impaired. The Company estimates the fair value of its reporting units by using forecasts of discounted cash flows. In applying SFAS No. 142, the Company performed the transitional assessment and impairment test required and determined that there was no impairment of goodwill. The Company tests for impairment annually and in 2004 and 2003 determined that goodwill was not impaired. At December 31, 2004, the carrying value of goodwill was approximately $2.7 million.

(9) INTANGIBLE ASSETS

Intangible assets consist of acquired patented technology and trademarks. Intangible assets are amortized over their estimated useful lives of five years. The Company has no intangible assets with indefinite lives. The Company reviews intangible assets when an indication of potential impairment occurs, such as a significant reduction in cash flows associated with the assets, and has determined on such occasions there was no impairment. Intangible assets as of December 31, 2004 and 2003 are as follows:

Years Ended December 31	2004	2003
	In thousands
Acquired patented technology	$3,078	$3,078
Trademarks	471	471

Acquired intangible assets	3,549	3,549
Less accumulated amortization	(2,405)	(2,086)

Acquired intangible assets, net	$1,144	$1,463

	Actual Expense		Estimated Future Expense
	2003	2004	2005	2006	2007	2008
	In thousands
Amortization expense of intangible assets	$322	$319	$318	$318	$318	$190

(10) ACQUISITION

On May 13, 2002, the Company announced the acquisition of CIENA Corporation’s specialty optical fiber (SOF) assets. StockerYale entered into the transaction to take advantage of distressed prices for capital assets, to expand its current product line of specialty optical fibers and become an independent supplier to a major OEM in the telecommunications sector. The acquisition included CIENA’s specialty fiber manufacturing equipment and related test and measurement assets, intellectual property related to CIENA’s specialty optical fiber technology, a fully developed SOF product line, and a three-year primary supply agreement between CIENA and the Company. The purchase price of $575,000 included $350,000 of cash and 33,613 shares of common stock with an approximate market value of $225,000 of stock, which has been allocated to the fiber manufacturing equipment and the related test measurement assets. The Company recorded an asset impairment charge of $266,000 in 2003 related to this asset purchase, which was the result of the Company’s decision to not utilize the equipment. The impairment was calculated based upon current market values.

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(11) TAXES

The components of the provision (benefit) for income taxes are as follows:

Years Ended December 31	2004	2003
	In thousands
Current
Federal	$—	$—
State	—	—
Foreign	(2)	—

Sub-total	(2)	—

Deferred
Federal	—	—
State	—	—
Foreign	—	(75)

Sub-total	—	(75)

Total	$(2)	$(75)

The following is a reconciliation of the federal income tax (benefit) provision calculated at the statutory rate of 34% to the recorded amount:

Years Ended December 31	2004	2003
	In thousands
Applicable statutory federal income tax benefit	$(4,314)	$(3,987)
State income taxes, net of federal income tax benefit	(761)	(648)
Foreign tax rate differential	(2)	—
Valuation allowance	5,075	4,560

Net federal income tax (benefit)	$(2)	$(75)

The significant items comprising the deferred tax asset and liability at December 31, 2004 and 2003 are as follows:

Years Ended December 31	2004	2003
	In thousands
Net operating loss carry forwards	$20,528	$16,182
Financial reporting reserves not yet deductible for tax purpose	101	861
Accelerated depreciation and property-basis differences	(1,060)	(1,490)
Other	(93)	(245)
Valuation allowance	(19,476)	(15,308)

Total	$—	$—

As of December 31, 2004, the Company had net operating loss carry forwards (NOLs) of approximately $51.3 million available to offset future taxable income, if any. These carry forwards expire through 2023 and are subject to review and possible adjustment by the Internal Revenue Service. The Company may be subject to limitations under Section 382 of the Internal Revenue Service Code as a result of changes in ownership. The Company’s historical operating losses raise doubt as to the realizability of the deferred tax assets. As a result, management has provided a valuation allowance for the net deferred tax assets that may not be realized. The increase in the valuation allowance during 2004 and 2003 is principally the result of the Company’s net loss.

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The tax benefit recorded in 2003 relates primarily to net operating losses and research and development tax credits being benefited in the Canadian tax jurisdiction. In accordance with SFAS No. 109, Accounting for Income Taxes, the deferred tax assets were recognized up to the amount offsetting deferred tax liabilities in the applicable tax jurisdiction.

(12) DEBT AND CAPITAL LEASE OBLIGATIONS

Years Ended December 31	2004	2003
	In thousands
Borrowings under Credit Agreement with Merrill Lynch (1)	$—	$3,428

Borrowings under Line of Credit Agreement with National Bank of Canada (1)	2,076	1,393

Note Payable to TJJ Corporation maturing on December 28, 2005, with an interest rate of 8.50%, net of unamortized discount of $155 as of December 31, 2003	—	4,544

Convertible Note Payable to Laurus Master Fund, LTD maturing on September 24, 2006, with an interest rate of 7.50%, net of unamortized discount of $802 as of December 31, 2003	—	1,628

Convertible Note Payable to Laurus Master Fund, LTD maturing on February 25, 2007, with an interest rate of 6%, net of unamortized discount of $547 as of December 31, 2004	1,952	—

Convertible Note Payable to Laurus Master Fund, LTD maturing on June 10, 2007, with an interest rate of 6%, net of unamortized discount of $1,185 as of December 31, 2004	3,799	—

Convertible Note Payable to Laurus Master Fund, LTD maturing on December 8, 2007, with an interest rate of 6%, net of unamortized discount of $393 as of December 31, 2004	607	—

Mortgage note payable to National Bank of Canada, maturing June 2008 with an interest rate of bank’s prime plus 2.25%.	1,001	1,110

Marshall Wace, debt convertible into common stock May 2004 (1)	—	270

Machinery & equipment capital lease obligations, maturing April 8, 2010	105	64

Sub-total debt and capital lease obligations	9,540	12,437

Less—Short-term (1)	(2,076)	(5,091)

—Short-term portion of capital lease obligations	(35)	(47)

—Current portion of long-term debt	(1,877)	(3,365)

Total long-term debt and capital leases	$5,552	$3,934

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

BORROWING AGREEMENTS

Debt Compliance

The Company has various debt covenants under its multiple credit facilities. As of December 31, 2004, the Company was not in compliance with certain financial performance covenants with the National Bank of Canada. On March 22, 2005 the Company amended its credit facility and related covenants with the National Bank of Canada to bring it into compliance as of December 31, 2004. The amendment is described in the following section under Borrowing Agreements.

As of December 31, 2003, the Company was not in compliance with the stockholders equity and inventory covenants with the National Bank of Canada. The Company subsequently received waivers and/or amendments for both credit agreements, which brought the Company into compliance as of December 31, 2003.

As of December 31, 2003, the Company was in compliance with the additional debt and excess private placement proceeds covenants with Merrill Lynch. However, as a result of the private placement of equity and the Convertible Note discussed in footnote 14 of the financial statements, the Company was not in compliance with the Merrill Lynch covenants during the first quarter of 2004. On June 10, 2004, the Company paid in full the credit facility with Merrill Lynch Business Financial Services including outstanding principal and accrued interest of $3,370,000 and $7,000 respectively, with proceeds from a convertible note.

Laurus Master Fund

On December 7, 2004 and December 8, 2004, the Company issued secured convertible notes in the aggregate principal amount of $1,000,000 to Laurus Master Fund, LTD and another institutional investor. The note bears an interest rate of prime plus 2% and provides Laurus Master Fund, LTD with the right to convert the note to common stock at $1.30 per share. The secured convertible note issued to Laurus Master Fund, LTD is secured by a second mortgage on the Company’s Salem, New Hampshire facility. The Company has the right to elect to make the monthly required payments on the secured convertible notes (including principal-and interest) in the form of shares of common stock, determined based on the $1.10 conversion price. The Company also issued to the holders immediately exercisable warrants to purchase an aggregate of 100,000 shares of common stock at $1.38 per share, 66,000 shares of common stock at $1.60 per share, and 24,000 shares of common stock at $1.71 per share. The warrants expire seven years from the date of issuance. The aggregate purchase price of the secured convertible notes and warrants of $1,000,000 was allocated between the secured convertible notes, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the secured convertible notes, common stock beneficial conversion option and warrants was $585,300, $261,100 and $153,600 respectively. The difference between the aggregate face amount of the secured convertible notes of $1,000,000 and the aggregate purchase price of the secured convertible notes of $585,300 was recorded as a debt discount and is being amortized over the life of the convertible notes. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.89%; an expected life of seven years; and an expected volatility of 108.29% with no dividend yield.

The Company can elect to pay monthly principal amortization in cash at 101% of the principal amount of the secured convertible notes. The Company may also elect to pay both principal-and interest in common stock, if the market price of the stock at the time of the payment is 110% of the fixed conversion price. The Company may elect to redeem the principal amount outstanding at 115% within the first year, 110% within the second year and 105% during the third year. The principal amortization payments began 120 days from the execution of the agreement at a rate of $31,250 per month.

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Each of the convertible notes related to Laurus Master Fund, LTD contain dilution and anti-dilution rights. These rights allow for a reduction in conversion price if subsequent equity-related transactions, such as issuance of convertible debt or sale of common stock, are priced below the conversion prices of existing convertible debt agreements with Laurus Master Fund LTD. On December 8, 2004 Laurus Master Fund, LTD waived all dilution and anti-dilution rights in connection with the convertible note issued on the same date.

As of December 31, 2004, $1,000,000 was outstanding under the convertible note of which $56,000 has been classified as short-term debt and $550,600 as long-term debt reported net of $393,400 related to unamortized debt discount based upon beneficial conversion rights and warrants.

On June 10, 2004, the Company issued a Convertible Note to Laurus Master Fund, LTD and another institutional investor. The $5,500,000 Convertible Note matures on June 20, 2007, bears interest at a rate equal to the Prime Rate plus 1.0%, but in no event less than 5.0%, and provides the holder with the option to convert the loan to common stock at $2.15 per share subject to certain adjustment features. The Convertible Note is collateralized by U.S. accounts receivable, inventory and equipment and a second mortgage on the Montreal, Canada building. StockerYale has the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, determined based on the $2.15 conversion price. The Company also issued to the holders seven-year warrants to purchase an aggregate of 440,000 shares at $3.12 per share. The aggregate purchase price of the convertible note and warrants ($5,500,000) was allocated between the note, the common stock beneficial conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $3,646,478, $1,093,511 and $760,011 respectively. The difference between the face amount of the convertible note of $5,500,000 and the aggregate purchase price of the convertible note of $3,646,478 was recorded as a debt discount and is being amortized over the life of the convertible note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 4.43%; an expected life of seven years; and an expected volatility of 145.92% with no dividend yield.

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

As of December 31, 2004, $4,984,400 was outstanding under the convertible note of which $1,274,000 has been classified as short-term debt and $2,525,000 as long-term debt reported net of $1,185,400 related to unamortized debt discount based upon beneficial conversion rights and warrants.

On February 25, 2004, the Company issued a Convertible Note to Laurus Master Fund, LTD. The $4,000,000 Convertible Note matures on February 25, 2007, bears interest at a rate equal to the Prime Rate plus 2.0%, but in no event less than 6.0%, and provides the holder with the option to convert the loan to common stock at $1.30 per share subject to certain adjustment features. The Convertible Note is collateralized by a mortgage on the Salem building. StockerYale has the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, determined based on the $1.30 conversion price. The Company also issued to the holder seven-year warrants to purchase shares in the following warrant amounts and exercise prices per share of common stock: 375,000 shares at $1.65 per share, 250,000 shares at $1.75 per share and 75,000 shares at $1.95 per share. The aggregate purchase price of the convertible note and warrants ($4,000,000) was allocated between the note, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $2,319,047, $988,184 and $692,769

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

respectively. The difference between the face amount of the convertible note of $4,000,000 and the aggregate purchase price of the convertible note of $2,319,047 was recorded as a debt discount and is being amortized over the life of the convertible note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.0%; an expected life of seven years; and an expected volatility of 141% with no dividend yield.

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

As of December 31, 2004, Laurus had converted $1,501,500 principal and interest into 1,155,000 shares of common stock that resulted in an incremental non-cash charge related to accelerated amortization of debt discount of $631,000 and an additional incremental non-cash charge related to accelerated amortization of deferred financing costs of $101,000. As of December 31, 2004, $2,498,500 was outstanding under the convertible note of which $354,800 has been classified as short-term debt and $1,596,900 as long-term debt reported net of $546,900 related to unamortized debt discount based upon beneficial conversion rights and warrants.

On September 24, 2003, the Company issued a Convertible Note to Laurus Master Fund, LTD. The $2,500,000 Convertible Note matures on September 24, 2006, with interest at a rate equal to the Prime Rate plus 3.5%, but in no event less than 7.5%, and provided the holder with the option to convert the loan to common stock at $1.07 per share subject to certain adjustment features. StockerYale had the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, determined based on the $1.07 conversion price. The Company also issued to the holder seven-year warrants to purchase shares in the following warrant amounts and exercise prices per share of common stock: 225,000 shares at $1.23 per share, 150,000 shares at $1.34 per share and 100,000 shares at $1.44 per share. The aggregate purchase price of the convertible note and warrants ($2,500,000) was allocated between the note, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $1,551,700, $546,650 and $401,650 respectively. The difference between the face amount of the convertible note of $2,500,000 and the aggregate purchase price of the convertible note of $1,551,700 was recorded as a debt discount and is being amortized over the life of the convertible note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 2.7%; an expected life of seven years; and an expected volatility of 114% with no dividend yield.

The Company had the right to elect to pay monthly principal amortization in cash at 103% of the principal amount. The Company also could elect to pay both principal amortization and interest in common stock, if the market price of the stock at the time of the payment was 110% of the fixed conversion price. The Company could elect to redeem the principal amount outstanding at 120% within the first year, 115% within the second year and 110% during the third year. The principal amortization payments began 120 days from the execution of the agreement at a rate of $78,125 per month.

As of December 31, 2004, the total value of the note had been converted to 2,337,249 shares of common stock that resulted in an incremental non-cash charge related to accelerated amortization of debt discount of $514,000.

The Company has registered for resale all of the shares of common stock underlying the convertible notes and warrants in registration statements filed on Form S-3.

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

National Bank of Canada

On March 22, 2005, the Company entered into an amended agreement with the National Bank of Canada. The new agreement maintains the line of credit of C$2,500,000 ($2,076,000 US, converted at the December 31, 2004 rate of $.83) and a five-year term note of C$2,000,000 ($1,666,000 US, converted at the December 31, 2004 rate of $.83). The amended agreement reduced the net worth covenant from C$10,000,000 in the prior amended agreement to C$9,250,000 in the March 22, 2005 agreement. The amended agreement also requires the Company to achieve specific net profit targets throughout 2005.

The National Bank of Canada credit facility requires the maintenance of certain financial covenants, including working capital, net worth, limitations on capital expenditures, a financial coverage ratio and maximum inventory levels.

As of December 31, 2004, C$2,500,000 ($2,076,000 US) was outstanding under the line of credit and C$1,205,000 ($1,001,000 US) was outstanding under the term note. As of December 31, 2004, the interest rate on the line of credit and the term note were 6.00% and 6.75%, respectively. Under the amended agreement, principal payments are C$33,333 a month ($27,333 US).

On March 19, 2004, the Company had also entered into an amended agreement with the National Bank of Canada. That amended agreement included a line of credit of C$2,500,000 ($1,875,000 US) and a five-year term note of C$1,396,000 ($1,050,000 US). The amended agreement reduced the net worth covenant from C$10,800,000 in the May 26, 2003 agreement to C$8,000,000 in the March 19, 2004 agreement as of December 31, 2003. The amended agreement also requires a C$10,000,000 net worth as of September 30, 2004 and thereafter. The amended agreement also maintained the inventory component of the line of credit availability at C$750,000 and required the Company to achieve specific net profit targets throughout 2004.

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

On August 23, 2003, the Company amended its credit facility with National Bank of Canada to reduce the restricted term deposit from C$1,000,000 ($740,000 US) to C$250,000 ($185,000 US) and reduce the term loan from C$2,300,000 ($1,702,000 US) to C$1,550,000 ($1,147,000 US). The net availability of the term loan remained the same. In addition, the bank added Canadian Provincial Government research and development tax credits as additional eligible accounts receivable, which increased the availability of the revolving credit facility by approximately C$300,000 ($222,000 US). All other terms of the credit facility remained the same, including StockerYale, Inc.’s guarantee to fund StockerYale Canada’s deficits if requested by the bank.

On May 26, 2003, the Company entered into a credit agreement with the National Bank of Canada, using the proceeds to pay off and replace the facility with Toronto Dominion Bank. The new agreement provided total borrowing availability up to C$4,050,000 ($3,000,000 US), including a line of credit of C$2,500,000 ($1,850,000 US) and a ten-year term note of C$1,550,000 ($1,150,000 US).

TJJ Corporation

On February 25, 2004, the Company paid in full including outstanding principal and accrued interest of $4,400,000 and $25,000 respectively, the Term Note agreement issued December 27, 2002, by TJJ Corporation. The Term Note was a $5,000,000 three-year note due December 26, 2005, secured by the Company’s Salem facility and bore an interest rate of 8.5%. The Company also issued warrants to purchase shares of the

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Company’s common stock. The warrants can be exercised over a five-year period with each warrant able to be exchanged for one share of common stock at a purchase price of $1.35 per share. These warrants were exercised in 2004 on a cashless basis in accordance with their original terms resulting in the issuance of approximately 135,000 shares of common stock. The aggregate purchase price of the Term Note and the warrants of $5,000,000 were allocated between the Term Note and warrants based upon their relative fair market values. The purchase price assigned to the Term Note and warrants was $4,730,825 and $269,175, respectively. The difference between the face amount of the Term Note and the aggregate purchase price allocated to the Term Note of $4,730,825 was recorded as a debt discount, and was being amortized over the life of the Term Note. The unamortized discount resulted in a non-cash charge of approximately $113,000 upon repayment of the note.

On September 18, 2003, the Company entered into an agreement with TJJ Corporation amending the $5,000,000 Term Note maturing on December 26, 2005. The new agreement resulted in loan amortization commencing in October 2003 and a reduction in the stockholders’ equity covenant from $22,000,000 to $20,000,000. The new principal amortization beginning in October 2003 was $100,000 per month for three months, $150,000 for the next three months and $200,000 per month for the following eleven months. The maturity was also changed to March 1, 2005. All other terms of the Term Note remained the same. On December 31, 2003, $4,700,000 was outstanding under the Term Note. As of December 31, 2004, the Company had paid the note in full, with proceeds from a private placement of equity and a convertible note discussed in Note 14 of the financial statements.

Merrill Lynch Financial Services

On June 10, 2004, the Company paid in full the credit facility with Merrill Lynch Business Financial Services including outstanding principal and accrued interest of $3,370,000 and $7,000 respectively, with proceeds from a convertible note. The credit facility was originally issued on September 30, 2003. The agreement provided a credit facility of $3,450,000 through a term note of $2,450,000 and a line of credit of $1,000,000. The facility was partially guaranteed (maximum $1,000,000) by an officer of the Company, had a one year maturity and bore an interest rate of one month LIBOR + 5.5%. On December 31, 2003 the interest rate was approximately 6.5%. As of December 31, 2003, $2,450,000 was outstanding under the term note and approximately $978,000 was outstanding under the line of credit. As of December 31,2004 the credit facility had been repaid and no balance was outstanding.

The Company’s obligations under the credit facility are secured by substantially all the Company’s Salem assets, excluding real property. The facility is also subject to various financial covenants, including having a minimum net worth of $10.0 million at all times. The Company is also required to repay amounts under the credit facility using 100% of the net excess proceeds from the sale of its Salem facility; 80% of net proceeds from assets sales and 50% of the net proceeds from equity sales.

On March 25, 2004, the Company entered into an amended agreement with Merrill Lynch. The amended agreement changed the maturity date from October 31, 2004 in the prior agreement to June 30, 2004 in the amended agreement. The amended agreement also increased the interest from LIBOR + 5.5% in the prior agreement to LIBOR + 7.5% in the amended agreement. All other provisions of the September 30, 2003 agreement remained the same.

Scheduled future maturities of debt and capital lease obligations for the next five years:

Due by period	2005	2006	2007	2008	2009	2010+	Less amounts representing interest	Total
	$(000’s)
Debt obligations	$5,360	$4,262	$1,776	$162	$—	$—	$—	$11,560
Capital lease obligations	46	35	18	19	18	—	(31)	105

Total	$5,406	$4,297	$1,794	$181	$18	$—	$(31)	$11,665

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(13) STOCKHOLDERS’ EQUITY

During the first quarter of 2004, the Company closed a private placement of $2.6 million (net proceeds $2.4 million) of 2,330,129 shares of common stock at $1.15 per share and a $4.0 million convertible note (net proceeds of $3.7 million) with Laurus Master Fund, LTD. The combined net proceeds from the private placement and convertible note of $6.1 million were used to retire the TJJ note secured by the Salem facility of $4.4 million and provide additional working capital of $1.7 million.

The Company also issued additional investment rights to purchase up to 582,533 shares of common stock at a price of $1.15 per share. Each additional investment right expired 90 trading days after the effective date of registration. Additional investment rights exercised as of December 31, 2004 resulted in the issuance of 313,479 shares of common stock for cash proceeds of approximately $361,000 and 17,023 shares of common stock issued pursuant to a cashless exercise. The remainder have expired. In addition, these investors were also issued warrants to purchase up to 582,533 shares of common stock at an exercise price of $1.15 per share.

On December 8 through December 13, 2004, StockerYale, Inc. (“StockerYale”) completed a private placement of 2,924,546 shares of Common Stock with existing institutional shareholders and certain directors and officers of the Company. The purchase price of the Common Stock was $1.10 per share, except with respect to the shares purchased by the officers and directors of the Company who participated in the transaction, for whom the purchse price per share was $1.30. These investors were also issued warrants entitling them to purchase an aggregate of 729,913 common shares at $1.38 per share over five years. The directors and officers participating in the private placement included: Raymond Oglethorpe, Director, Mark Blodgett, Director and Chief Executive Officer, and Ricardo Diaz, Chief Operating Officer. The combined net proceeds from the private placement yielded proceeds of $3,184,700.

On June 23, 2003 the Company completed a private placement of 1,610,000 common shares at a price of $0.60 per share and $270,000 of notes, which resulted in net proceeds to the Company of approximately $1.2 million. The notes are convertible into common stock at $0.60 per share. The Company did not engage any underwriters in connection with the private placement.

As of December 31, 2004, there were 4,347,030 shares reserved for stock options and 3,637,446 shares reserved for warrants with the following prices and expiration dates:

No. Warrants	Price	Expiration Date
5,000	$1.35	2007
225,000	1.23	2010
150,000	1.34	2010
100,000	1.44	2006
515,000	1.20	2009
582,533	1.50	2009
729,913	1.38	2011
375,000	1.56	2011
250,000	1.75	2011
75,000	1.94	2011
440,000	3.12	2011
100,000	1.38	2011
66,000	1.60	2011
24,000	1.71	2011
3,637,446

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In connection with the acquisition of CorkOpt, Ltd. in 2000, the Company assumed the obligation to repay BES shareholders their investment in CorkOpt, Ltd. In 2003, the BES shareholders agreed to convert their outstanding investment into StockerYale common shares. On November 12, 2003, the BES shareholders converted their StockerYale Ireland 265,500 shares into 319,580 StockerYale, Inc. common shares.

(14) STOCK OPTION PLANS

In May 2004, the Company adopted the 2004 Stock Option and Incentive Plan (the 2004 Option Plan) for the purpose of issuing both Incentive Options and Nonqualified Options to officers, employees and directors of the Company. A total of 2,500,000 shares of common stock were reserved for issuance under this plan. Options may be granted under the Option Plan on such terms and at such prices as determined by the Board of Directors. The exercise price of each option will be determined by the administrator of the 2004 Option Plan. However, in the case of incentive stock options, the exercise price may not be less than 100 percent of the fair market value of the Company’s common stock on the date of grant, except in the case of a grant to an employee who owns or is deemed to own more than 10 percent of the combined voting power of all classes of stock of the Company or any parent or subsidiary, in which case the exercise price shall not be less than 110 percent of the fair market value on the date of grant. In the case of non-qualified stock options, the exercise price shall not be less than 85 percent of the fair market value of the Company’s common stock on the date of grant, except in the case of a grant to an Independent Director (as defined in the 2004 Option Plan) pursuant to Section 5(c) of the 2004 Option Plan, in which case the exercise price shall be equal to fair market value on the date of grant. The 2004 Option Plan provides that such fair market value will be determined by reference to market quotations. Each option will be exercisable after the period or periods specified in the option agreement, but no option may be exercised after the expiration of 10 years from the date of grant.

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

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company had 1,076,986 and 74,291 shares available for future grants as of December 31, 2004 and 2003, respectively.

	Options Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2002	3,204,143	$6.95
Granted	631,300	0.76
Exercised	(6,450)	0.78
Cancelled	(276,320)	7.00

Balance at December 31, 2003	3,552,673	6.86
Granted	1,064,910	1.28
Exercised	(202,948)	1.24
Cancelled	(67,605)	3.28

Balance at December 31, 2004	4,347,030	$4.99

The following table summarizes information about the stock options outstanding as of December 31, 2004

Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 0.52 – 0.99	1,145,315	6.9	$0.72	598,789	$0.77
1.00 – 1.99	1,029,160	9.4	1.21	37,887	1.46
2.00 – 3.99	387,750	6.4	3.22	231,250	3.80
4.00 – 6.99	343,728	7.0	5.24	195,942	5.36
7.00 – 11.99	1,145,363	5.9	10.32	810,278	10.6
12.00 – 38.00	295,714	4.0	16.07	276,101	16.27

$00.52 – 38.00	4,347,030	7.0	$4.99	2,150,247	$7.22

(15) EMPLOYEE STOCK PURCHASE PLAN

In May 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Stock Purchase Plan”), which permits the eligible employees of the Company and its subsidiaries to purchase shares of the Company’s common stock, at a discount, through regular monthly payroll deductions of up to 10% of their pre-tax gross salary. Subject to adjustment for stock splits, stock dividends and similar events, a maximum of 100,000 shares of common stock may be issued under the Stock Purchase Plan. For the years ended December 31, 2004 and 2003, there were 5,844 and 18,573 shares issued respectively under the Stock Purchase Plan.

(16) EMPLOYEE BENEFIT PLANS

On January 17, 1994, the Company established the StockerYale 401(k) Plan (the Plan). Under the Plan, employees are allowed to make pretax retirement contributions. In addition, the Company may make matching contributions, not to exceed 100% of the employee contributions, and profit sharing contributions at its discretion. The Company made matching contributions of $24,000 and $35,000 in the years ended December 31, 2004 and 2003 respectively. The Company incurred costs of approximately $2,500 and $2,000 in 2004 and 2003, respectively, to administer the Plan.

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(17) COMMITMENTS AND CONTINGENCIES

The Company leases facilities and equipment under operating leases. The future minimum lease payments as of December 31, 2004 are as follows (in thousands):

	Actual Expense		Estimated Future Expense
	2003	2004	2005	2006	2007	2008	2009	2010+
	($000’s)
Operating lease obligations	$635	$488	$225	$221	$208	$174	$154	$4,113

On November 9, 2004, the Company received a “Wells Notice” from the staff of the Securities and Exchange Commission (“SEC”) relating to certain disclosures contained in press releases that the company issued on April 19, 2004 and April 21, 2004. The Wells Notice stated that the staff of the SEC intends to recommend that a civil action be brought against StockerYale and Mark W. Blodgett, Chairman and Chief Executive Officer of StockerYale, alleging violations of Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Under the SEC’s procedure, StockerYale has responded to the staff’s recommendation and has been cooperating in the staff’s investigation. In its response, StockerYale vigorously defended its actions. There can be no assurance that this matter will be resolved in a manner favorable to StockerYale or Mr. Blodgett or that the ultimate impact on StockerYale will not be material.

The Company is party to various legal proceedings generally incidental to its business. Although the disposition of such legal proceedings cannot be determined with certainty, it is the Company’s opinion that any pending or threatened litigation will not have a material adverse effect on the Company’s results of operations, cash flow or financial condition.

(18) SEGMENT INFORMATION

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

The Company operates in two segments: illumination and optical components. The illumination segment develops and manufactures specialized illumination products for the inspection, machine vision, medical and military markets. Illumination products are sold both through distributors as well as directly to original equipment manufacturers (OEM’s), the optical components segment develops and manufactures specialty optical fibers and phase masks used primarily in the telecommunications, defense, and medical markets. Optical component products are sold primarily to original equipment manufacturers (OEM’s).

The Company evaluates performance and allocates resources based on revenues and operating income (loss). The operating loss for each segment includes selling, research and development and expenses directly attributable to the segment. In addition, the operating loss includes amortization of acquired intangible assets, including any impairment of these assets and of goodwill. The Company’s non-allocable overhead costs, which

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

include corporate general and administrative expenses, are allocated between the segments based upon an estimate of costs associated with each segment. Segment assets include accounts receivable, inventory, machinery and equipment, goodwill and intangible assets directly associated with the product line segment.

Year Ended December 31	2004	2003
	($000’s)
Revenues:
Illumination	$16,745	$13,127
Optical components	908	990

Total revenues	17,653	14,117

Gross profit (loss):
Illumination	4,473	3,465
Optical components	103	(521)

Total gross profit (loss):	4,576	2,944

Operating profit (loss):
Illumination	(5,236)	(4,709)
Optical components	(2,810)	(5,623)

Total Operating profit (loss):	(8,046)	(10,332)

Current assets:
Illumination	$6,596	$5,813
Optical components	130	425
Corporate	4,025	859

Total Current assets	10,751	7,097

Property, plant & equipment:
Illumination	8,162	7,847
Optical components	714	978
Corporate	9,706	11,725

Total Property, plant & equipment	18,582	20,550

Intangible assets:
Illumination	1,144	1,463
Optical components	—	—
Corporate	—	—

Total Intangible assets	1,144	1,463

Goodwill:
Illumination	2,677	2,677
Optical components	—	—
Corporate	—	—

Total Goodwill	2,677	2,677

Other assets:
Illumination	—	—
Optical components	—	—
Corporate	624	902

Total Other assets	624	902

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Year Ended December 31	2004	2003
	($000’s)
Total assets:
Illumination	18,218	17,814
Optical components	844	1,403
Corporate	14,716	13,472

Total assets	$33,778	$32,689

Revenues by geographic area:
United States	$2,271	$7,331
Canada	11,963	1,325
Europe	1,551	3,725
Asia	1,867	1,736

Total	$17,653	$14,117

The Company’s long-lived assets consist of property, plant and equipment located in the following geographic locations:

Year Ended December 31	2004	2003
	($000’s)
Long-lived assets by geographic area:
United States	$11,371	$13,386
Canada	6,961	6,906
Europe	207	223
Asia	43	35

Total	$18,582	$20,550

Schedule II

STOCKERYALE, INC.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts

Years Ended December 31	2004	2003
	In thousands
Balance at beginning of period	$103	$155
Charges to costs and expenses (credit)	2	0
Account write-offs and other deductions	(0)	(52)

Balance at end of period	$105	$103

Reserve for excess and obsolete inventory

Years Ended December 31	2004	2003
	In thousands
Balance at beginning of period	$1,371	$1,235
Charges to costs and expenses (credit)	118	415
Inventory disposals and other deductions(1)	(395)	(279)

Balance at end of period	$1,094	$1,371

(1)	Unless otherwise described, other amounts primarily relate to the impact of foreign exchange movements.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company, in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	OTHER INFORMATION

None.

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS, CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Election of Directors,” “Directors, Nominees for Election to Board of Directors,” “Executive Officers,” “Corporate Governance and Board Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Company has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company, including the Company’s principal executive officer, and its senior financial officers (principal financial officer and controller or principal accounting officer, or persons performing similar functions). A copy of the Company’s Code of Business Conduct and Ethics is filed with or incorporated by reference in this report, and is also posted to the Company’s website at www.stockeryale.com.

Item 10.	EXECUTIVE COMPENSATION

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Executive Compensation” and “Director Compensation.”

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Securities Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information as of December 31, 2004

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2004.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,347,030	$4.99	1,076,986
Equity compensation plans not approved by security holders	—	—	—

Total	4,347,030		1,076,986

filed in response to Item 13 of Form 10-KSB.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Certain Relationships and Related Transactions.”

Item 13.	EXHIBITS

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the portion of the Definitive Proxy Statement entitled “Independent Registered Public Accounting Firm Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKERYALE, INC.

By:	/s/ MARK W. BLODGETT
Mark W. Blodgett President, Chief Executive Officer and Chairman of the Board

March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARK W. BLODGETT Mark W. Blodgett	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 31, 2005

/s/ RICHARD P. LINDSAY Richard P. Lindsay	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2005

/s/ LAWRENCE W. BLODGETT Lawrence W. Blodgett	Director	March 31, 2005

/s/ PATRICK J. ZILVITIS Patrick J. Zilvitis	Director	March 31, 2005

/s/ STEVEN E. KAROL Steven E. Karol	Director	March 31, 2005

/s/ RAYMOND J. OGLETHORPE Raymond J. Oglethorpe	Director	March 31, 2005

/s/ DIETMAR E. KLENNER Dietmar E. Klenner	Director	March 31, 2005

/s/ MARK ZUPAN Mark Zupan	Director	March 31, 2005

EXHIBIT INDEX

Exhibit No.	Description of Document

3.1	Restated Articles of Organization of the Registrant is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 (File No. 000-27372).

3.2	Amendment, dated May 24, 2001, to the Amended and Restated Articles of Organization of the Registrant is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2001 (File No. 000-27372).

3.2	Amended and Restated Bylaws.

4	Specimen Stock Certificate of Common Stock, $.001 par value per share.

10.1*	1996 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-39080).

10.2*	Form of Incentive Option Agreement under the 1996 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.1(b) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-27372).

10.3*	Form of Nonqualified Option Agreement for employees under the 1996 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.1(c) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-27372).

10.4*	Form of Nonqualified Option Agreement for non-employee directors under the 1996 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.1(d) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-27372).

10.5*	2000 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed on June 9, 2000 (No. 333-39082).

10.6*	Amendment No. 1 to the 2000 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.3(e) of the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2001 (File No. 000-27372).

10.7*	Amended Form of Incentive Stock Option Agreement under the 2000 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.3(f) of the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2001 (File No. 000-27372).

10.8*	Amended Form of Nonqualified Stock Option Agreement for employees under the 2000 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.3(g) of the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2001 (File No. 000-27372).

10.9*	Amended Form of Nonqualified Stock Option Agreement for non-employee directors under the 2000 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.3(h) of the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2001 (File No. 000-27372).

10.10*	2000 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on June 9, 2000 (No. 333-39082).

10.11*	Amendment No. 1 to 2000 Employee Stock Purchase Plan, dated June 26, 2001, is incorporated herein by reference to Exhibit 10.4(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-27372).

Exhibit No.	Description of Document

10.12	Stockholders Agreement, dated November 17, 2000, by and among the Registrant, Optune Technologies, Inc. and Nicolae Miron is incorporated herein by reference to Exhibit 10.5(b) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 (File No. 000-27372).

10.13	Reducing Revolver Loan and Security Agreement, dated as of May 3, 2001, by and between the Registrant and Merrill Lynch Business Financial Services Inc., as amended by letter dated May 16, 2001, is incorporated herein by reference to Exhibit 10.8(a) of the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2001 (File No. 000-27372).

10.14	Loan and Security Agreement, dated as of May 3, 2001, by and between the Registrant and Merrill Lynch Business Financial Services Inc., as amended by letter dated May 16, 2001, is incorporated herein by reference to Exhibit 10.8(b) of the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2001 (File No. 000-27372).

10.15	Financial Asset Security Agreement, dated as of May 1, 2001, by and between the Registrant and Merrill Lynch Business Financial Services Inc. is incorporated herein by reference to Exhibit 10.8(c) of the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2001 (File No. 000-27372).

10.16	Loan Documents Amendment and Extension, dated as of December 27, 2002, between the Registrant and Merrill Lynch Business Financial Services Inc. is incorporated herein by reference to Exhibit 10.14(d) of the Registrant’s Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-27372).

10.17	Term Note and Security Agreement, dated as of December 27, 2002, between the Registrant and Merrill Lynch Business Financial Services Inc. is incorporated herein by reference to Exhibit 10.14(e) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-27372).

10.18	Term Note, dated as of December 27, 2002, issued by the Registrant to TJJ Corporation is incorporated herein by reference to Exhibit 10.15(a) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-27372).

10.19	First Mortgage Security Agreement and Fixture Filing, dated as of December 27, 2002, between the Registrant and TJJ Corporation is incorporated by reference to Exhibit 10.15(b) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-27372).

10.20	Amendment to National Bank Credit Facility is incorporated herein by reference to Exhibit 10.15(c) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-27372).

10.21	Amendment to Merrill Lynch Credit Facility is incorporated herein by reference to Exhibit 10.15(d) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-27372).

10.22*	Separation Plan for Executive Officers is incorporated herein by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-27372).

10.23	Stock Purchase Agreement, dated May 2003, by and between the Registrant and Bankhaus Schelhammer & Schattera AG, Kenneth Colter, Elizabeth Lindt Colter, Coutts Bank (Switzerland) Ltd, Eagle & Dominion EuroAmerican Growth Fund LP, Eagle & Dominion EuroAmerican Growth Fund Ltd, Frank Mayer, Ronald M. Urvater and Van Wagoner Private Opportunities, is incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-3 filed on October 17, 2003 (File No. 333-109789).

Exhibit No.	Description of Document

10.24	Secured Convertible Note issued by the Registrant to Laurus Master Fund, Ltd. is incorporated herein by reference to Exhibit 99.2 of the Registrant’s Registration Statement on Form S-3 filed on October 17, 2003 (File No 333-109790).

10.25	Common Stock Purchase Warrant, dated as of September 24, 2003, issued by the Registrant to Laurus Master Fund, Ltd. is incorporated herein by reference to Exhibit 99.5 of the Registrant’s Registration Statement on Form S-3 filed on October 17, 2003 (File No. 333-109790).

10.26	Securities Purchase Agreement, dated as of September 24, 2003, by and between the Registrant and Laurus Master Fund, Ltd. is incorporated herein by reference to Exhibit 99.4 of the Registrant’s Registration Statement on Form S-3 filed on October 17, 2003 (File No. 333-109790).

10.27	Registration Rights Agreement, dated as of September 24, 2003, by and between the Registrant and Laurus Master Fund, Ltd. is incorporated herein by reference to Exhibit 99.3 of the Registrant’s Registration Statement on Form S-3 filed on October 17, 2003 (File No. 333-109790).

10.28	Form of Securities Purchase Agreement, dated December 2004, between the Registrant and Laurus Master Fund, Ltd., is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 000-27372).

10.29	Form of Registration Rights Agreement, dated December 2004, between the Registrant and Laurus Master Fund, Ltd., is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 000-27372).

10.30	Form of Mortgage, between the Registrant and Laurus Master Fund, Ltd., is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 000-27372).

10.31	Form of Secured Convertible Note, dated December 2004, issued by the Registrant to Laurus Master Fund, Ltd., is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 000-27372).

10.32	Form of Common Stock Purchase Warrant, dated December 2004, issued by the Registrant to Laurus Master Fund, Ltd., is incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 000-27372).

10.33	Form of Securities Purchase Agreement, dated December 2004, among the Registrant and certain parties signatories thereto, is incorporated herein by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 000-27372).

10.34	Form of Warrant to Purchase Common Stock, dated December 2004, issued by the Registrant to certain investors, is incorporated herein by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K/A filed on January 14, 2005 (File No. 000-27372).

10.35	Securities Purchase Agreement, dated as of February 3, 2004, among the Registrant and certain signatories thereto, is incorporated herein by reference to Exhibit 99.4 of the Registrant’s Registration Statement on Form S-3 filed on April 2, 2004 (File No. 333-114155).

10.36	Form of Warrant to Purchase Common Stock, issued by the Registrant to certain investors, is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated February 3, 2004 (File No. 000-27372).

10.37	Form of Additional Investment Right Agreement, between the Registrant and certain investors, is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K dated February 3, 2004 (File No. 000-27372).

Exhibit No.	Description of Document

10.38	Securities Purchase Agreement, made and entered into as of February 20, 2004, by and among the Registrant and Laurus Master Fund, Ltd., is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated February 25, 2004 (File No. 000-27372).

10.39	Registration Rights Agreement, made and entered into as of February 20, 2004, by and between the Registrant and Laurus Master Fund, Ltd., is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated February 25, 2004 (File No. 000-27372).

10.40	Mortgage, Security Agreement, Assignment of Leases and Rents and Financing Statement, made and entered into as of 2004, by the Registrant, as debtor and mortgagor, and Laurus Master Fund, Ltd., as secured party and mortgagee, is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K dated February 25, 2004 (File No. 000-27372).

10.41	Secured Convertible Note, dated February 20, 2004, issued by the Registrant to Laurus Master Fund, Ltd., is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K dated February 25, 2004 (File No. 000-27372).

10.42	Common Stock Purchase Warrant, dated February 20, 2004, issued by the Registrant to Laurus Master Fund, Ltd., is incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K dated February 25, 2004 (File No. 000-27372).

10.43	Securities Purchase Agreement, made and entered into as of June 10, 2004, by and among the Registant and Laurus Master Fund, Ltd., is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 10, 2004 (File No. 000-27372).

10.44	Registration Rights Agreement, made and entered into as of June 10, 2004, by and between the Registrant and Laurus Master Fund, Ltd., is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 10, 2004 (File No. 000-27372).

10.45	Security Agreement, made and entered into as of June 10, 2004, by and between the Registrant and Laurus Master Fund, Ltd., is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 10, 2004 (File No. 000-27372).

10.46	Secured Promissory Note, dated June 10, 2004, made and issued by the Registrant to Laurus Master Fund, Ltd., is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated June 10, 2004 (File No. 000-27372).

10.47	Common Stock Purchase Warrant, issued by the Registrant to Laurus Master Fund, Ltd., is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated June 10, 2004 (File No. 000-27372).

10.48*	2004 Stock Option and Incentive Plan.

10.49*	Form of Incentive Stock Option Agreement (Annual Grant) is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 filed on October 22, 2004 (File No. 333-119911).

10.50*	Form of Non-Qualified Stock Option Agreement (Annual Grant) is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 filed on October 22, 2004 (File No. 333-119911).

14	Code of Business Conduct and Ethics.

16	Letter dated April 13, 2004 from Deloitte & Touche LLP to the Registrant is incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K dated April 7, 2004 (File No. 000-27372).

Exhibit No.	Description of Document

21	Subsidiaries of the Registrant is incorporated herein by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-27372).

23	Consent of Vitale, Caturano & Co., Ltd.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement filed in response to Item 13 of Form 10-KSB.

