Form 10QSB
period 2005-03-31
STOCKERYALE INC
filed 2005-05-16
CIK 94538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

Commission File Number: 000-27372

STOCKERYALE, INC.

(Exact name of registrant as specified in its charter)

Massachusetts	04-2114473
(State of Incorporation )	(I.R.S. Employer Identification Number)

32 Hampshire Road, Salem, New Hampshire 03079

(Address of registrant’s principal executive office)

(603) 893-8778

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

As of May 4, 2005 there were 24,513,316 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

STOCKERYALE, INC.

Part I

ITEM 1. FINANCIAL STATEMENTS

STOCKERYALE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31 2004
	(unaudited)	(audited)
	In thousands (except share data)
Assets
Current assets:
Cash and cash equivalents	$1,155	$4,061
Accounts receivable less allowances of $103 at March 31, 2005 and $105 at December 31, 2004	3,320	2,822
Inventories	3,669	3,612
Prepaid expenses and other current assets	426	256

Total current assets	8,570	10,751
Net property, plant and equipment	18,069	18,582
Goodwill	2,677	2,677
Acquired intangible assets, net	1,064	1,144
Other long-term assets	544	624

Total assets	$30,924	$33,778

Current liabilities:
Current portion of long-term debt and capital lease obligations, net of unamortized discount of $1,219 at March 31, 2005 and $1,407 at December 31, 2004	$2,537	$1,912
Short-term debt	1,964	2,076
Accounts payable	2,400	2,427
Accrued expenses	1,760	2,195

Total current liabilities	8,661	10,016
Long-term debt and capital lease obligations, net of unamortized discount of $484 at March 31, 2005 and $718 at December 31, 2004	4,774	5,552
Other long-term liabilities	35	35
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, par value $0.001-shares authorized 100,000,000; shares issued and outstanding 24,598,185 and 24,595,536 at March 31, 2005 and December 31, 2004, respectively	25	25
Paid-in capital	85,451	85,448
Accumulated other comprehensive income	1,891	1,866
Accumulated deficit	(69,913)	(67,758)

Total stockholders’ equity	17,454	19,581

Total liabilities and stockholders’ equity	$30,924	$33,778

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Quarter Ended March 31,
	2005	2004
	(Unaudited) In thousands, except loss per share
Revenue	$4,598	$4,159
Cost of sales	2,961	2,922

Gross profit	1,637	1,237

Operating expenses:
Selling	784	695
General and administrative	1,419	1,086
Amortization	80	80
Research and development	831	820

Total operating expenses	3,114	2,681

Loss from operations	(1,477)	(1,444)
Other income (expense)	9	(5)
Interest expense	188	123
Amortization of debt discount and financing costs	499	730

Loss from operations before income tax	(2,155)	(2,302)
Income tax provision	—	3

Net loss	(2,155)	(2,305)

Basic and diluted net loss per share	$(0.09)	$(0.14)

Basic and diluted weighted average shares outstanding	24,596	16,636

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Quarter Ended March 31,
	2005	2004
	(Unaudited) In thousands
Operations
Net loss	$(2,155)	$(2,305)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	604	550
Accretion of debt discount and financing costs	499	730
Other changes in assets and liabilities:
Accounts receivable	(485)	(408)
Inventories	(34)	21
Prepaid expenses and other current assets	(173)	(191)
Accounts payable	(43)	227
Accrued expenses	(427)	9
Other assets and liabilities	(24)	(36)

Net cash (used in) operations	(2,238)	(1,403)

Financing
Net proceeds from sale of common stock	3	2,556
Borrowings (repayments) of revolving credit facilities	(112)	—
Proceeds from long-term debt issuance	—	3,746
Principal repayment of long-term debt	(592)	(4,875)
Payment of note receivable	—	20

Net cash (used in) financing activities	(701)	1,447

Investing
Purchase of property, plant and equipment	(45)	(97)

Net cash (used for) investing activities	(45)	(97)
Effect of exchange rate	78	120

Net change in cash and equivalents	(2,906)	67
Cash and equivalents at beginning of the period	4,061	1,008

Cash and equivalents at end of the period	$1,155	$1,075

Supplemental disclosure of cash flow information:
Conversion of notes into common stock	—	381
Cash paid for interest	135	123

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(1) ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by StockerYale, Inc. (the “Company”) and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2005 and 2004, (b) the financial position at March 31, 2005 and December 31, 2004, and (c) the cash flows for the three month periods ended March 31, 2005 and 2004. These interim results are not necessarily indicative of results for a full year or any other interim period.

The accompanying consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

The Company has prepared these unaudited condensed financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis through improved operations, refinancing of existing debt and/or additional financing.

The Company’s current forecast for 2005 calls for increased revenues, reduced operating costs, and the pursuit of additional sources of funds to finance operations through the end of 2005. The Company can give no assurances to the timing or terms of such financing arrangements, assuming it is able to consummate one or more funding options. If the Company is unable to raise sufficient funds by the end of the second quarter of 2005, it will need to implement further cost reduction strategies, and the Company may not have adequate capital to sustain its current operations. Financing options in process or under consideration are the sale of real estate and/or a private placement of equity/debt securities. The Company expects to close one or more of these financing options in 2005.

(2) LOSS PER SHARE

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic and diluted net loss per common share for the three months ended March 31, 2005 and 2004 respectively is calculated by dividing the net loss applicable to common stockholders by the weighted average number of vested common shares outstanding. There were 4,345,280 and 3,552,763 options and 3,638,446 warrants and 2,536,000 outstanding as of March 31, 2005 and 2004 respectively which were not included in the diluted share calculation because their inclusion would be anti-dilutive.

(3) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead. Inventories are as follows:

	For the Quarter Ended
	(in thousands)
	March 31, 2005	December 31, 2004
Finished goods	$1,197	$1,351
Work-in-process	415	79
Raw materials	2,773	3,276
Reserve for obsolescence	(716)	(1,094)

Net inventories	$3,669	$3,612

Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan and reduces the carrying cost of inventory to the lower of cost or market.

(4) STOCK BASED COMPENSATION

The Company accounts for employee stock options and share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and various interpretations . Accordingly, no compensation cost has been recognized for stock option grants since the options granted to date have exercise prices per share of not less than the fair value of the Company’s stock at the date of the grant. Had the Company determined the stock-based compensation expense for the Company’s stock options under the provisions of SFAS No. 123, Accounting for Stock Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company’s net loss and net loss per share based upon the fair value at the grant date for stock options awards for the quarter ended in March 31, 2005 and 2004, would have changed the reported amounts as indicated below:

	For the Quarter Ended March 31,
	(in thousands)
	2005	2004
Net loss
As reported	$(2,155)	$(2,305)
Additional compensation expense	(1,354)	(974)

Pro forma	$(3,509)	$(3,279)

Net loss per share (basic and diluted)
As reported	$(0.09)	$(0.14)
Pro forma	(0.14)	(0.20)

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	For the Quarter Ended March 31,
	2005	2004
Volatility	122%	140%
Expected option life-years from vest	5	5
Interest rate (risk free)	3.72%	2.91%
Dividends	None	None

(5) COMPREHENSIVE LOSS

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive loss is as follows:

	For the Quarter Ended March 31,
	2005	2004
	(in thousands)
Net loss	$(2,155)	$(2,305)
Other comprehensive income (loss):
Cumulative translation adjustment	25	(35)

Comprehensive loss	$(2,130)	$(2,340)

(6) INTANGIBLE ASSETS

Intangible assets consist primarily of acquired patented technology and trademarks. Intangible assets are amortized over their estimated useful lives which range from two to five years. The Company has no identified intangible assets with indefinite lives, except for goodwill. The Company reviews intangible assets when indications of potential impairment exist, such as a significant reduction in cash flows associated with the assets. Identified intangible assets with definite lives as of March 31, 2005 and 2004 are as follows:

	For the Quarter Ended
	March 31, 2004	December 31, 2004
	(in thousands)
Identified intangible assets	$3,549	$3,549
Less: accumulated amortization	(2,485)	(2,405)

	$1,064	$1,144

Amortization of intangible assets was $80,000 for the quarters ended March 31, 2005 and 2004.

As of March 31, the estimated future amortization expense of intangible assets, in thousands, is as follows:

2005	2006	2007	2008
$238	$318	$318	$190

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

(9) RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) “Share Based Payment” (“SFAS 123R”) which is a revision of Statement No. 123 (“SFAS 123”) “Accounting for Stock Based Compensation.” SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95 “Statement of Cash Flows.” Generally, the approach in SFAS123R is similar to the approach described in SFAS 123. However, SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the statements of operations, based on their fair values. Pro forma disclosure will no longer be an alternative.

Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include retrospective and prospective adoption methods. Under the retrospective method, prior periods may be restated based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all periods presented or as of the beginning of the year of adoption.

The prospective method requires that compensation expense be recognized beginning with the effective date, based on the requirements of SFAS 123R, for all share-based payments granted after the effective date, and based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

The provisions of the statement are effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company expects to adopt the standard on January 1, 2006. The Company is evaluating the requirements of SFAS 123R and has not determined its method of adoption or the impact on its financial position or the results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“ SFAS 151”), “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS 151 is effective for the reporting period beginning December 1, 2005. The adoption of SFAS 151 will not have a material impact on our results of operations or financial position.

(10) SEGMENT INFORMATION

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

The Company evaluates performance and allocates resources based on revenues and operating income (loss). The operating loss for each segment includes selling, research and development and expenses directly attributable to the segment. In addition, the operating loss includes amortization of acquired intangible assets, including any impairment of these assets and of goodwill. The Company’s non-allocable overhead costs, which include corporate general and administrative expenses, are allocated between the segments based upon an estimate of costs associated with each segment. Segment assets include accounts receivable, inventory, machinery and equipment, goodwill and intangible assets directly associated with the product line segment.

The Corporate assets include cash and cash equivalents, buildings and furniture and fixtures.

	Quarter Ended March 31, 2005			Quarter Ended March 31, 2004
	Illumination	Optical Components	Total	Illumination	Optical Components	Total
Net sales	$4,280	$318	$4,598	$3,915	$244	$4,159
Gross margin	1,515	122	1,637	1,274	(37)	1,237
Operating loss	(199)	(1,278)	(1,477)	(490)	(954)	(1,444)

	March 31, 2005				December 31, 2004
	Illumination	Optical Components	Corporate	Total	Illumination	Optical Components	Corporate	Total
Total current assets	$7,232	$183	$1,155	$8,570	$6,596	$130	$4,025	$10,751
Property, plant & equipment, net	7,236	587	10,246	18,069	8,162	717	9,706	18,582
Intangible assets	1,065	—	—	1,065	1,144	—	—	1,144
Goodwill	2,677	—	—	2,677	2,677	—	—	2,677
Other assets	—	—	543	543	—	—	624	624

	$18,210	$770	$11,944	$30,924	$18,218	$844	$14,716	$33,778

The Company’s sales by geographic region are denominated in U.S. dollars. These sales are as follows:

	Quarter Ended March 31,
Sales by region (in thousands)	2005	2004
Domestic -United States	$2,549	$2,396
Canada	570	416
Other	1,479	1,347

Total	$4,598	$4,159

(11) DEBT

Debt Compliance

The Company has various debt covenants under its multiple credit facilities and as of March 31, 2005, the Company was in compliance with all covenants. As of December 31, 2004, the Company was not in compliance with certain financial performance covenants with the National Bank of Canada and amended its credit facility and related covenants to bring it into compliance as of December 31, 2004. The amendment, dated March 21, 2005, is described in the following section under Borrowing Agreements.

Laurus Master Fund

The Company has issued four secured notes to Laurus Master Fund, LTD. These notes were issued in September 2003, February 2004, June 2004 and December 2004. Another institutional investor participated in the notes issued in June and December 2004. During the second quarter of 2004, the September 2003 note was fully converted into common stock and the February 2004 note was partially converted into common stock. The Company has registered for resale all of the shares of common stock underlying the convertible notes and warrants in registration statements filed on Form S-3. The Company’s accounting methodology for these convertible notes and related transactions along with further details are listed below:

September 2003

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

The Company had the right to elect to pay monthly principal amortization in cash at 103% of the principal amount. The Company could have elected to pay both principal amortization and interest in common stock, if the market price of the stock at the time of the payment was 110% of the fixed conversion price. The Company could have elected to redeem the principal amount outstanding at 120% within the first year, 115% within the second year and 110% during the third year. The principal amortization payments began 120 days from the execution of the agreement at a rate of $78,125 per month.

As of March 31, 2005, the total value of the note has been converted to 2,337,249 shares of common stock.

February 2004

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

As of June 30, 2004, Laurus had converted $1,501,500 principal and interest into 1,155,000 shares of common stock.

As of March 31, 2005, $2,498,500 was outstanding under the convertible note of which $790,000 has been classified as short-term debt and $1,282,000 as long-term debt reported net of $426,000 of unamortized debt discount based upon beneficial conversion rights and warrants.

June 2004

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

As of March 31, 2005, $4,469,000 was outstanding under the convertible note of which $1,380,000 has been classified as short-term debt and $2,141,000 as long-term debt reported net of $948,000 related to unamortized debt discount based upon beneficial conversion rights and warrants.

December 2004

On December 7, 2004 and December 8, 2004, the Company issued secured convertible notes in the aggregate principal amount of $1,000,000 to Laurus Master Fund, LTD and another institutional investor. The notes bear an interest rate of prime plus 2% and provides the holders with the right to convert the notes to common stock at $1.30 per share. The secured convertible note issued to Laurus Master Fund, LTD is secured by a second mortgage on the Company’s Salem, New Hampshire facility. The Company has the right to elect to make the monthly required payments on the secured convertible notes (including principal-and interest) in the form of shares of common stock, determined based on the $1.10 conversion price. The Company also issued to the holders immediately exercisable warrants to purchase an aggregate of 100,000 shares of common stock at $1.38 per share, 66,000 shares of common stock at $1.60 per share, and 24,000 shares of common stock at $1.71 per share. The warrants expire seven years from the date of issuance. The aggregate purchase price of the secured convertible notes and warrants of $1,000,000 was allocated between the secured convertible notes, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the secured convertible notes, common stock beneficial conversion option and warrants was $585,300, $261,100 and $153,600 respectively. The difference between the aggregate face amount of the secured convertible notes of $1,000,000 and the aggregate purchase price of the secured convertible notes of $585,300 was recorded as a debt discount and is being amortized over the life of the convertible notes. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.89%; an expected life of seven years; and an expected volatility of 108.29% with no dividend yield.

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

As of March 31, 2005, $1,000,000 was outstanding under the convertible note of which $140,000 has been classified as short-term debt and $530,000 as long-term debt reported net of $330,000 related to unamortized debt discount based upon beneficial conversion rights and warrants.

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

National Bank of Canada

The Company has a revolving line of credit and a term note with the National Bank of Canada. The original agreement dated May 26, 2003 was amended in March of 2004 and 2005. The National Bank of Canada credit facility requires the maintenance of certain financial covenants, including working capital, net worth, limitations on capital expenditures, a financial coverage ratio and maximum inventory levels. Details of the amendments are as follows:

On March 19, 2004, the Company entered into an amended agreement with the National Bank of Canada which included a line of credit of C$2,500,000 ($1,875,000 US) and a five-year term note of C$1,396,000 ($1,050,000 US). The amended agreement reduced the net worth covenant from C$10,800,000 in the May 26, 2003 agreement to C$8,000,000 in the March 19, 2004 agreement as of December 31, 2003. The amended agreement also required C$10,000,000 net worth as of September 30, 2004 and thereafter. The amended agreement maintained the inventory component of the line of credit availability at C$750,000 and required the Company to achieve specific net profit targets throughout 2004.

On March 22, 2005, the Company entered into another amended agreement with the National Bank of Canada which maintains the line of credit of C$2,500,000 ($2,076,000 US, converted at the March 31, 2005 rate of $.83) and the five-year term note of C$2,000,000 ($1,666,000 US, converted at the March 31, 2005 rate of $.83). The amended agreement reduced the net worth covenant from C$10,000,000 in the prior amended agreement to C$9,250,000 in the March 22, 2005 agreement. The amended agreement also requires the Company to achieve specific net profit targets throughout 2005.

As of March 31, 2005, C$2,376,000 ($1,964,000 US) was outstanding under the line of credit and C$1,147,000 ($948,000 US) was outstanding under the term note. As of March 31, 2005, the interest rate on the line of credit and the term note were 6.00% and 6.75%, respectively and principal payments are C$33,333 a month ($27,333 US).

Merrill Lynch Financial Services

On March 25, 2004, the Company entered into an amended agreement with Merrill Lynch. The amended agreement changed the maturity date from October 31, 2004 in the prior agreement to June 30, 2004 in the amended agreement. The amended agreement also increased the interest from LIBOR + 5.5% in the prior agreement to LIBOR + 7.5% in the amended agreement On June 10, 2004, the Company paid in full the credit facility with Merrill Lynch Business Financial Services, including outstanding principal and accrued interest of $3,370,000 and $7,000 respectively, with proceeds from a convertible note.

(12) SUBSEQUENT EVENTS

Entry into a Material Definitive Agreement-Sale of Building.

On April 15, 2005, the Company entered into a Purchase and Sales Agreement and Deposit Receipt (the “Agreement”) with John F. Alberico (the “Buyer”), dated April 12, 2005, pursuant to which (i) the Company agreed to sell to the Buyer, and the Buyer agreed to purchase from the Company, for $4,572,500 (the “Sale Transaction”) the property owned by the Company and located at 32 Hampshire Road in Salem, New Hampshire (the “Property”) and (ii) the Company agreed to lease from the Buyer approximately 32,000 square feet of the Property for an initial term of ten years with rental rates during such period ranging from approximately $254,400 to $288,640 per year in base rent plus a pro rata share of all operating costs of the Property (the “Lease Transaction”). The Company intends to use the net proceeds from the Sale Transaction to repay in full two outstanding convertible notes issued by the Company.

The carrying value of the land, building and improvements as of March 31, 2005 was $5,174,000.

Although the transactions contemplated by the Agreement are expected to be consummated within 75 days of the date of the Agreement, such transactions are subject to certain closing conditions and there can be no assurance that the transactions will be consummated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS

The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties described in “Factors That May Affect Future Results” in this report. We undertake no obligation to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview

StockerYale, Inc. is an independent designer and manufacturer of structured light lasers, light emitting diodes (LEDs), fiber optic, and fluorescent illumination technologies as well as specialty optical fiber, phase masks, and advanced optical sub-components. StockerYale’s products are used in a wide range of markets and industries including the machine vision, telecommunications, aerospace, defense and security, utilities, industrial inspection, and medical markets. The Company operates within two segments, namely illumination products and optical components. Illumination products include structured light lasers, specialized fiber optic, fluorescent, and light-emitting diode (LED) products for the machine vision, industrial inspection, and defense and security industries. The optical components segment includes specialty optical fiber and diffractive optics/phase masks for the telecommunications, defense, and medical markets.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with our audited financial statements and notes thereto included in the company’ annual report on Form 10-KSB for the year ended December 31, 2004.

The Company’s current forecast for 2005 calls for increased revenues, reduced operating costs, and the pursuit of additional sources of funds to finance operations through the end of 2005. The Company can give no assurances to the timing or terms of such financing arrangements, assuming it is able to consummate one or more funding options. If the Company is unable to raise sufficient funds by the end of the second quarter of 2005, it will need to implement further cost reduction strategies, and the Company may not have adequate capital to sustain its current operations. Financing options in process or under consideration are the sale of real estate and/or a private placement of equity/debt securities. The Company expects to close one or more of these financing options in 2005.

FISCAL QUARTERS ENDED MARCH 31, 2005 AND 2004

Net Sales

Revenues for the first quarter of 2005 increased 11% to $4.6 million from those reported in both the first and fourth quarters of 2004. Revenue growth was driven by higher laser and specialty optical fiber shipments. Order bookings increased 12% to $4.8 million in the first quarter 2005 from $4.3 million in the previous quarter reflecting a doubling of specialty fiber orders and improved penetration of lasers into OEM accounts.

Gross Profit

Gross profit for the quarter increased 32% to $1.6 million from the comparable quarter of 2004. The increase in gross profit resulted from the combination of higher sales and a significant improvement in gross margin. The gross margin as a percentage of sales increased from 30% in the first quarter of 2004 to 36% in the first quarter of 2005 as the result of selling higher margin products and material cost reductions.

Operating Expenses

Operating expenses increased 15% to $3.1 million compared to $2.7 million the first quarter of 2004. The increase primarily reflected higher non-recurring legal expenses, which the Company expects to decline significantly in the near future. Research and development expenses of $831,000 reported in the first quarter of 2005 were consistent with the first quarter of 2004 and selling expenses increased 13% to $784,000 were comparable to the first quarter of 2004.

Non-Operating Expenses

Non-operating expenses decreased $0.2 million or 11% principally due to declining non-cash debt acquisition and debt discount amortization expenses. Interest expense increased $0.7 million due to higher debt balances and interest rates.

Net Income (Loss)

The operating loss for the first quarter was $1.5 million versus $1.4 million in the comparable 2004 quarter and down 52% from $2.9 million in the prior quarter, excluding asset impairment charges of $173,000.

Provision (Benefit) for Income Taxes

The Company’s historical operating losses raise doubt as to its ability to realize the benefits of its deferred tax assets. As a result, management has provided a valuation allowance for the net deferred tax assets that may not be realized.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Company was in compliance with all provisions of its loan agreements.

For the quarter ended March 31, 2005, cash decreased $2.1 million. Cash used in operating activities was $2.2 million in the first quarter of fiscal 2005, which primarily resulted from an operating loss of $2.2 million offset by $1.1 million of non-cash charges for depreciation and amortization.

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

The Company paid $0.7 million in principal payments on the Laurus Fund notes and $0.1 million in other debt obligations.

Investing activities used $0.1 million related to capital expenditures in Montreal and Salem.

FACTORS THAT MAY AFFECT FUTURE RESULTS

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

As of March 31, 2005, we had cash and cash equivalents of approximately $1.2 million. We need to raise additional capital and such capital may not be available on favorable terms or at all. If we do not raise additional capital, our business may not continue as a going concern. We are currently pursuing several financing options, including the possible sale of additional equity securities, debt financings and the sale of real estate. Even if we do find outside funding sources, we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions that may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional equity securities. If we experience difficulties raising money in the future, our business and liquidity will be materially adversely affected.

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

In addition, upon issuance of the shares of common stock upon exercise of outstanding warrants, the percentage ownership of current shareholders will be diluted substantially.

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

On November 9, 2004, we received a “Wells Notice” from the Staff of the Securities and Exchange Commission (“SEC”) relating to disclosures contained in press releases that we issued on April 19, 2004 and April 21, 2004. The Wells Notice states that the Staff of the SEC intends to recommend that a civil action be brought against us and Mark W. Blodgett, our President, Chairman and Chief Executive Officer, alleging violations of Section 17(a) of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5. We have been cooperating in the Staff’s investigation, and on December 10, 2004 we responded to the Staff’s recommendation, in which we vigorously defended our actions.

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

Although we regained compliance with the $1.00 per share minimum bid pricing requirement, there have subsequently been times that we have not complied with the requirement; however we have not received any further delisting notices from NASDAQ, even though stock price is again below $1.00 per share. A delisting of our common stock from the NASDAQ National Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, any such delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees.

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

INTEREST RATE RISK

The Company is exposed to market risk from changes in interest rates, which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company is exposed to interest rate risk primarily through its borrowings under C$2.5million line of credit and C$2.0 million term note with the National Bank of Canada with interest rates of 6.0% and 6.75%. As of March 31, 2005, the fair market value of the Company’s outstanding debt approximates its carrying value due to the short-term maturities and variable interest rates.

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

(b) Changes in internal controls

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2005, we made no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

StockerYale, Inc. (the “Company”) and one of its subsidiaries, StockerYale Canada, Inc. (the “Subsidiary”), entered into an Offer of Financing (the “2005 Agreement”) with the National Bank of Canada (the “Bank”) on March 22, 2005. The 2005 Agreement amends that certain Offer of Financing among the same parties dated March 19, 2004 in its entirety. For purposes of the following, all amounts reported in U.S. currency have been converted from Canadian currency at the March 31, 2005 rate of C$.83 per U.S. dollar.

Under the 2005 Agreement, the Bank will continue to extend a credit facility in the amount of C$2,500,000 (US$2,076,000) to the Subsidiary with a variable rate of interest on the amounts advanced to the Subsidiary under such facility at the Canadian prime rate plus 2%. The Bank renewed the existing term loan to the Subsidiary in the amount of approximately C$1,166,666. This term loan bears interest on a variable basis at the Canadian prime rate plus 2.75% and will expire on June 26, 2008. Pursuant to the 2005 Agreement, the Bank agreed to increase the existing term loan to $2,000,000 (US$1,666,000) and to extend the term of such loan should the Company achieve certain specified financial targets, among other things.

Under the 2005 Agreement, as partial security for the existing credit facility and the existing term loan, the Company renewed its obligation to fund the Subsidiary’s deficits if requested to do so by the Bank and agreed to subordinate to the Bank its advances made to the Subsidiary.

Under the 2005 Agreement, the Subsidiary agreed to maintain net worth greater than or equal to C$9,250,000 as of the end of each fiscal quarter, from and after December 31, 2004. In addition to agreeing to limit its capital expenditures to a maximum of C$75,000 from and after January 1, 2005 as well as limiting its inventory levels, the Subsidiary also agreed to maintain certain ratios involving working capital, net worth and minimum coverage as of the end of each fiscal quarter from and after December 31, 2004 for the duration of the 2005 Agreement, with the exception of the minimum coverage ratio, which is in effect from and after December 31, 2005.

ITEM 6. EXHIBITS

(a) The following is a complete list of exhibits filed as part of this Form 10-QSB:

Exhibit Number	Description
10.1	Purchase and Sales Agreement and Deposit Receipt between the Company and John F. Alberico, dated April 12, 2005, is incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on April 18, 2005 (File No. 000-27372).

10.2*	Offer of Financing among Bank of Canada, StockerYale Canada, Inc. and the Company dated March 22, 2005.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCKERYALE, INC.

Date: May 16, 2005	By:	/s/ MARK W. BLODGETT
Mark W. Blodgett President, Chief Executive Officer and Chairman of the Board

Date: May 16, 2005	By:	/s/ RICHARD P. LINDSAY
Richard P. Lindsay Executive Vice President and Chief Financial Officer