Form 10QSB
period 2005-06-30
STOCKERYALE INC
filed 2005-08-15
CIK 94538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

Commission File Number: 000-27372

STOCKERYALE, INC.

(Exact name of registrant as specified in its charter)

Massachusetts	04-2114473
(State of Incorporation)	(I.R.S. Employer Identification Number)

32 Hampshire Road, Salem, New Hampshire 03079

(Address of registrant’s principal executive office)

(603) 893-8778

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

As of August 9, 2005 there were 24,817,365 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

STOCKERYALE, INC.

Part I

ITEM 1. FINANCIAL STATEMENTS

STOCKERYALE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005 (unaudited)	December 31, 2004 (audited)
	In thousands except share data
Assets

Current assets:
Cash and cash equivalents	$815	$4,061
Accounts receivable less allowances of $103 at June 30, 2005 and $105 at December 31, 2004	3,556	2,822
Inventories	3,789	3,612
Prepaid expenses and other current assets	642	256

Total current assets	8,802	10,751
Net property, plant and equipment	16,848	18,582
Goodwill	2,677	2,677
Acquired intangible assets, net	985	1,144
Other long-term assets	488	624

Total assets	$29,800	$33,778

Current liabilities:
Current portion of long-term debt and capital lease obligations, net of unamortized discount of $1,093 at June 30, 2005 and $1,407 at December 31, 2004	$3,113	$1,912
Short-term debt	3,471	2,076
Accounts payable	2,613	2,427
Accrued expenses	1,476	2,195

Total current liabilities	10,673	8,610
Long-term debt and capital lease obligations, net of unamortized discount of $298 at June 30, 2005 and $718 at December 31, 2004	3,889	5,552
Minority interest	35	35

Total liabilities	14,597	14,197

Stockholders’ equity:
Common stock, par value $0.001; shares authorized 100,000,000; shares issued and outstanding 24,817,365 and 24,595,536 at June 30, 2005 and December 31, 2004, respectively	25	25
Paid-in capital	85,718	85,448
Deferred compensation	(157)	—
Accumulated other comprehensive income	1,759	1,866
Accumulated deficit	(72,142)	(67,758)

Total stockholders’ equity	15,203	19,581

Total liabilities and stockholders’ equity	$29,800	$33,778

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)

	In thousands except loss per share

Net sales	$4,708	$4,457	$9,306	$8,616
Cost of sales	3,044	3,267	6,005	6,177

Gross profit	1,664	1,190	3,301	2,439

Operating expenses:
Selling expenses	670	705	1,454	1,401
General and administrative	1,013	1,318	2,432	2,401
Research and development	809	815	1,640	1,612
Amortization expense	79	81	159	162
Asset impairment	618	—	618	—

Total operating expenses	3,189	2,919	6,303	5,576

Operating loss	(1,525)	(1,729)	(3,002)	(3,137)
Interest (income) and other (income) expense	—	(31)	(9)	(40)
Debt acquisition and discount amortization expense	489	1,733	988	2,439
Interest (income) and expense	215	239	403	399

Loss before income tax benefit	(2,229)	(3,670)	(4,384)	(5,935)
Income tax benefit	—	—	—	—

Net loss	$(2,229)	$(3,670)	$(4,384)	$(5,935)

Basic and diluted loss per share:
Net loss per share	$(0.09)	$(0.18)	$(0.18)	$(0.32)
Weighted average shares outstanding:
Basic and diluted	24,671	20,689	24,634	18,662

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2005	2004
	(Unaudited) In thousands
Operations
Net loss	$(4,384)	$(5,935)

Adjustments to reconcile net loss to net cash used in operating activities:
Deferred compensation expense	3	—
Depreciation and amortization	1,199	1,173
Asset impairment expense	618	—
Debt acquisition and discount amortization expense	988	2,439
Loss from asset sales	—	24
Accounts receivable, net	(671)	(858)
Inventories	(92)	252
Prepaid expenses and other current assets	(384)	(270)
Accounts payable	236	805
Accrued expenses	(655)	156
Other assets and liabilities	(12)	(6)

Net cash used in operating activities	(3,154)	(2,220)

Financing
Proceeds from sale of common stock	4	3,118
Proceeds of short term note	1,500	—
Proceeds of term note	—	8,869
Principal payments of long term debt	(1,256)	(7,271)
Repayments of bank debt	—	(1,332)
Debt issuance costs	(2)	—
Decrease in note receivable	—	283

Net cash provided by financing activities	246	3,667

Investing
Purchases of property, plant and equipment	(61)	(273)
Proceeds from asset sales	—	200

Net cash used in investing activities	(61)	(73)

Effect of exchange rates	(277)	(14)
Net change in cash and equivalents	(3,246)	1,360
Cash and equivalents, beginning of period	4,061	1,008

Cash and equivalents, end of period	$815	$2,368

Supplemental disclosure of cash flow information:
Interest paid	$383	$399
Conversion of debt to common stock	—	4,202
Acquisition of property under capital lease obligation	15	—
Issuance of restricted stock	160	—

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(1) ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by StockerYale, Inc. (the “Company”) and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six month periods ended June 30, 2005 and 2004, (b) the financial position at June 30, 2005 and December 31, 2004, and (c) the cash flows for the six month periods ended June 30, 2005 and 2004. These interim results are not necessarily indicative of results for a full year or any other interim period.

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

The Company’s current forecast for 2005 calls for increased revenues, reduced operating costs, and the pursuit of additional sources of funding to finance operations through the end of 2005. The Company can give no assurances as to the timing or terms of such financing arrangements, assuming it is able to consummate one or more funding options. If the Company is unable to raise sufficient funding, it will need to implement further cost reduction strategies, and the Company may not have adequate capital to sustain its current operations. Financing options in process or under consideration are the restructuring of debt, sale/leaseback of real estate and/or a private placement of equity/debt securities. The Company expects to close one or more of these financing options in 2005.

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

(2) LOSS PER SHARE

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic and diluted net loss per common share for the three months ended June 30, 2005 and 2004 respectively is calculated by dividing the net loss applicable to common stockholders by the weighted average number of vested common shares outstanding. There were 4,345,280 and 3,373,009 options and 3,888,446 and 2,738,490 warrants outstanding as of June 30, 2005 and 2004, respectively, which were not included in the weighted average diluted shares calculation because their inclusion would be anti-dilutive.

(3) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead. Inventories are as follows:

	June 30, 2005	December 31, 2004
	In thousands
Finished goods	$1,261	$1,351
Work-in-process	448	79
Raw materials	2,791	3,276
Reserve for obsolescence	(711)	(1,094)

Net inventories	$3,789	$3,612

Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan and reduces the carrying cost of inventory to the lower of cost or market.

(4) STOCK BASED COMPENSATION

The Company accounts for employee stock options and share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and various interpretations. Accordingly, no compensation cost has been recognized for stock option grants since the options granted to date have exercise prices per share of not less than the fair value of the Company’s stock at the date of the grant. Had the Company determined the stock-based compensation expense for the Company’s stock options under the provisions of SFAS No. 123R Accounting for Stock Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company’s net loss and net loss per share based upon the fair value at the grant date for stock options awards for the quarter ended in June 30, 2005 and 2004, would have changed the reported amounts as indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	In thousands
Net loss as reported	$(2,229)	$(3,670)	$(4,384)	$(5,935)
Additional compensation expense	(328)	(975)	(888)	(1,949)

Pro forma net loss	$(2,557)	(4,645)	$(5,272)	$(7,884)

Net loss per share (basic and diluted)
As reported	$(.09)	$(0.18)	$(.18)	$(0.32)
Pro forma	(.10)	(0.22)	(.21)	(0.42)

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The assumptions for grants during the six months ended June 30, 2005 and 2004 were as follows:

	For the Six Months Ended June 30,
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

(5) COMPREHENSIVE LOSS

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	In thousands
Net loss	$(2,229)	$(3,670)	$(4,384)	$(5,935)
Other comprehensive income (loss):
Cumulative translation adjustment	(132)	270	(107)	(305)

Comprehensive loss	$(2,361)	$(3,400)	$(4,491)	$(6,240)

(6) INTANGIBLE ASSETS

Intangible assets consist primarily of acquired patented technology and trademarks. Intangible assets are amortized over their estimated useful lives which range from two to five years. The Company has no identified intangible assets with indefinite lives, except for goodwill. The Company reviews intangible assets when indications of potential impairment exist, such as a significant reduction in cash flows associated with the assets. Identified intangible assets with definite lives as of June 30, 2005 and 2004 are as follows:

	For the Period Ended
	June 30, 2005	December 31, 2004
	In thousands
Identified intangible assets	$3,549	$3,549
Less: accumulated amortization	(2,564)	(2,405)

	$985	$1,144

Amortization of intangible assets was $79,000 and $81,000 for the three months ended June 30, 2005 and 2004, respectively and $159,000 and $162,000 for the six months ended June 30, 2005 and 2004, respectively.

As of June 30, the estimated future amortization expense of intangible assets, in thousands, is as follows:

2005	2006	2007	2008
$159	$318	$318	$190

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

(9) RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) “Share Based Payment” (“SFAS 123R”) which is a revision of Statement No. 123 (“SFAS 123”) “Accounting for Stock Based Compensation.” SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95 “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the statements of operations, based on their fair values. Pro forma disclosure will no longer be an alternative.

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

The Company’s assets (in thousands) include cash and cash equivalents, buildings and furniture and fixtures.

	Quarter Ended June 30, 2005			Quarter Ended June 30, 2004
	Illumination	Optical Components	Total	Illumination	Optical Components	Total
Net sales	$4,323	$385	$4,708	$4,134	$323	$4,457
Gross margin	1,516	148	1,664	1,275	(85)	1,190
Operating loss	(797)	(728)	(1,525)	(616)	(1,113)	(1,729)

	June 30, 2005				December 31, 2004
	Illumination	Optical Components	Corporate	Total	Illumination	Optical Components	Corporate	Total
Total current assets	$7,686	$301	$815	$8,802	$6,596	$130	$4,025	$10,751
Property, plant & equipment, net	3,729	4,291	8,828	16,848	3,594	4,921	10,067	18,582
Intangible assets	985	—	—	985	1,144	—	—	1,144
Goodwill	2,677	—	—	2,677	2,677	—	—	2,677
Other assets	235	—	253	488	—	—	624	624

	$15,312	$4,592	$9,896	$29,800	$14,011	$5,051	$14,716	$33,778

The Company’s sales by geographic region are denominated in U.S. dollars. These sales are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
Sales by region	2005	2004	2005	2004
	In Thousands
Domestic – United States	$2,265	$2,585	$4,756	$4,981
Canada	633	446	1,200	862
Europe	1,034	802	2,030	1,583
Asia	672	624	1,107	1,190
Other	104	—	213	—

Total	$4,708	$4,457	$9,306	$8,616

(11) DEBT

Debt Compliance

The Company has various debt covenants under its multiple credit facilities and as of June 30, 2005, the Company was in compliance with all covenants. As of December 31, 2004, the Company was not in compliance with certain financial performance covenants with the National Bank of Canada and amended its credit facility and related covenants to bring it into compliance as of December 31, 2004. The amendment, dated March 22, 2005, is described in the following section under borrowing agreements.

Eureka Interactive Fund Limited

On May 12, 2005, the Company issued a promissory note to Eureka Interactive Fund, Limited. The $1,500,000 note matures on September 12, 2005 and accrues interest on the outstanding principal balance at the rate of 10% per year, payable on the last day of each month. The Company also issued to the holder five-year common stock warrants to purchase 250,000 shares at an exercise price per share of $.90. The aggregate purchase price of the note and warrants ($1,500,000) was allocated between the note and warrants based upon their relative fair market value. The difference between the face amount of the note of $1,500,000 and the aggregate purchase price of the note of $1,393,161 was recorded as a debt discount of $106,839 and is being amortized over the life of the note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 2.88%, an expected life of five years; and an expected volatility of 116% with no dividend yield.

As of June 30, 2005, $1,500,000 was outstanding under the note, all of which has been classified as short-term debt and reported net of $64,277 of unamortized debt discount on the warrants.

The Company may prepay all or part of the principal prior to the maturity date without penalty.

Laurus Master Fund LTD

The Company has issued four secured notes and warrants to Laurus Master Fund, LTD. These notes and warrants were issued in September 2003, February 2004, June 2004 and December 2004. Smithfield Fiduciary LLC also participated in the notes and warrants issued in June and December 2004. During the second quarter of 2004, the September 2003 note was fully converted into 2,337,249 shares of common stock and the February 2004 note was partially converted into 1,155,000 shares of common stock. The Company has registered for resale all of the shares of common stock underlying the convertible notes and warrants on registration statements filed on Forms S-3. The Company’s accounting methodology for these convertible notes and warrants and related transactions along with further details are listed below.

On July 13, 2005 and August 9, 2005, the Company entered into Amendment and Waiver agreements with both Laurus Master Fund, LTD and Smithfield Fiduciary LLC. See Note 14.

February 2004

On February 25, 2004, the Company issued a Convertible Note to Laurus Master Fund, LTD. The $4,000,000 Convertible Note matures on February 25, 2007, bears interest at a rate equal to the Prime Rate plus 2.0%, but in no event less than 6.0%, and provides the holder with the option to convert the outstanding amounts to common stock at $1.30 per share subject to certain adjustment features. The Convertible Note is secured by a mortgage on the Salem building. The Company has the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, determined based on the $1.30 conversion price. The Company also issued to the holder seven-year warrants to purchase shares in the following warrant amounts and exercise prices per share of common stock: 375,000 shares at $1.65 per share, 250,000 shares at $1.75 per share and 75,000 shares at $1.95 per share. The aggregate purchase price of the convertible note and warrants ($4,000,000) was allocated between the note, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $2,319,047, $988,184 and $692,769 respectively. The difference between the face amount of the convertible note of $4,000,000 and the aggregate purchase price of the convertible note of $2,319,047 was recorded as a debt discount and is being amortized over the life of the convertible note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.0%; an expected life of seven years; and an expected volatility of 141% with no dividend yield.

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

As of June 30, 2005, $2,498,500 was outstanding under the convertible note of which $1,500,000 has been classified as short-term debt and $998,500 as long-term debt reported net of $319,701 of unamortized debt discount based upon beneficial conversion rights and warrants. The interest rate on the note at June 30, 2005 was 8.25%.

June 2004

On June 10, 2004, the Company issued a Convertible Note to Laurus Master Fund, LTD and Smithfield Fiduciary LLC. The $5,500,000 Convertible Note matures on June 20, 2007, bears interest at a rate equal to the Prime Rate plus 1.0%, but in no event less than 5.0%, and provides the holder with the option to convert the loan to common stock at $2.15 per share subject to certain adjustment features. The Convertible Note is collateralized by U.S. accounts receivable, inventory and equipment and a second mortgage on the Montreal, Canada building. The Company has the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, based on the $2.15 conversion price. The Company also issued to the holders seven-year warrants to purchase an aggregate of 440,000 shares at $3.12 per share. The aggregate purchase price of the convertible note and warrants ($5,500,000) was allocated between the note, the common stock beneficial conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $3,646,478, $1,093,511 and $760,011 respectively. The difference between the face amount of the convertible note of $5,500,000 and the aggregate purchase price of the convertible note of $3,646,478 was recorded as a debt discount and is being amortized over the life of the convertible note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 4.43%; an expected life of seven years; and an expected volatility of 145.92% with no dividend yield.

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

As of June 30, 2005, $3,953,125 was outstanding under the convertible note of which $2,062,500 has been classified as short-term debt and $1,890,625 as long-term debt reported net of $738,068 related to unamortized debt discount based upon beneficial conversion rights and warrants. The interest rate on the note at June 30, 2005 was 7.25%.

December 2004

On December 7, 2004 and December 8, 2004, the Company issued secured convertible notes in the aggregate principal amount of $1,000,000 to Laurus Master Fund, LTD and Smithfield Fiduciary LLC. The notes bear an interest rate of prime plus 2% and provide the holders with the right to convert the notes to common stock at $1.30 per share. The secured convertible note issued to Laurus Master Fund, LTD is secured by a second mortgage on the Company’s Salem, New Hampshire facility. The Company has the right to elect to make the monthly required payments on the secured convertible notes (including principal-and interest) in the form of shares of common stock, based on the $1.10 conversion price. The Company also issued to the holders immediately exercisable warrants to purchase an aggregate of 100,000 shares of common stock at $1.38 per share, 66,000 shares of common stock at $1.60 per share, and 24,000 shares of common stock at $1.71 per share. The warrants expire seven years from the date of issuance. The aggregate purchase price of the secured convertible notes and warrants of $1,000,000 was allocated between the secured convertible notes, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the secured convertible notes, common stock beneficial conversion option and warrants was $585,300, $261,100 and $153,600 respectively. The difference between the aggregate face amount of the secured convertible notes of $1,000,000 and the aggregate purchase price of the secured convertible notes of $585,300 was recorded as a debt discount and is being amortized over the life of the convertible notes. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.89%; an expected life of seven years; and an expected volatility of 108.29% with no dividend yield.

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

As of June 30, 2005, $906,250 was outstanding under the convertible note of which $375,000 has been classified as short-term debt and $531,250 as long-term debt reported net of $269,814 related to unamortized debt discount based upon beneficial conversion rights and warrants. The interest rate on the note at June 30, 2005 was 8.25%.

Each of the convertible notes related to Laurus Master Fund, LTD and Smithfiled Fiduciary LLC contain dilution and anti-dilution rights. These rights allow for a reduction in conversion price if subsequent equity-related transactions, such as issuance of convertible debt or sale of common stock, are priced below the conversion prices of existing convertible debt agreements with Laurus Master Fund LTD. On December 8, 2004, Laurus Master Fund, LTD waived all anti-dilution rights in connection with the convertible note issued on the same date.

National Bank of Canada

The Company has a revolving line of credit and a term note with the National Bank of Canada. The original agreements dated May 26, 2003, were amended in March of 2004 and 2005. The National Bank of Canada credit facility requires the maintenance of certain financial covenants, including working capital, net worth, limitations on capital expenditures, a financial coverage ratio and maximum inventory levels. Details of the amendments are as follows:

On March 19, 2004, the Company entered into an amended agreement with the National Bank of Canada that included a line of credit of C$2,500,000 ($2,035,500 US) and a five-year term note of C$1,396,000 ($1,050,000 US). The amended agreement reduced the net worth covenant from C$10,800,000 in the May 26, 2003 agreement to C$8,000,000 in the March 19, 2004 agreement as of December 31, 2003. The amended agreement also required C$10,000,000 net worth as of September 30, 2004 and thereafter. The amended agreement maintained the inventory component of the line of credit availability at C$750,000 and required the Company to achieve specific net profit targets throughout 2004.

The Company and one of its subsidiaries, StockerYale Canada, Inc. (the “Subsidiary”), entered into an Offer of Financing (the “2005 Agreement”) with the National Bank of Canada (the “Bank”) on March 22, 2005. The 2005 Agreement amends that certain Offer of Financing among the same parties dated March 19, 2004 in its entirety. For purposes of the following, all amounts reported in U.S. currency have been converted from Canadian currency at the June 30, 2005 rate of C$.81 per U.S. dollar.

Under the 2005 Agreement, the Bank will continue to extend a credit facility in the amount of C$2,500,000 ($2,035,500 US) to the Subsidiary with a variable rate of interest on the amounts advanced to the Subsidiary under such facility at the Canadian prime rate plus 2%. The Bank renewed the existing term loan to the Subsidiary in the amount of approximately C$1,166,666. This term loan bears interest on a variable basis at the Canadian prime rate plus 2.75% and will expire on June 26, 2008. Pursuant to the 2005 Agreement, the Bank agreed to increase the existing term loan to $2,000,000 ($1,600,000 US) and to extend the term of such loan should the Company achieve certain specified financial targets, among other things.

Under the 2005 Agreement, as partial security for the existing credit facility and the existing term loan, the Company renewed its obligation to fund the Subsidiary’s deficits if requested to do so by the Bank and agreed to subordinate to the Bank its advances made to the Subsidiary.

Under the 2005 Agreement, the Subsidiary agreed to maintain net worth greater than or equal to C$9,250,000 as of the end of each quarter, from and after December 31, 2004. In addition to agreeing to limit its capital expenditures to a maximum C$75,000 from and after January 1, 2005 as well as limiting its inventory levels, the Subsidiary also agreed to maintain certain ratios involving working capital, net worth and minimum coverage as of the end of each quarter from and after December 31, 2004 for the duration of the 2005 Agreement, with the exception of the minimum coverage ratio, which is in effect from and after December 31, 2005. On March 22, 2005, the Company entered into another amended agreement with the National Bank of Canada that maintains the line of credit of C$2,500,000 ($2,035,500 US, converted at the June 30, 2005 rate of $.81) and the five-year term note of C$2,000,000. The amended agreement reduced the net worth covenant from C$10,000,000 in the prior amended agreement to C$9,250,000 in the March 22, 2005 agreement. The amended agreement also requires the Company to achieve specific net profit targets throughout 2005.

As of June 30, 2005, C$2,500,000 ($2,035,500 US) was outstanding under the line of credit and C$1,090,000 ($887,478 US) was outstanding under the term note. As of June 30, 2005, the interest rate on the line of credit and the term note were 6.25% and 7%, respectively and principal payments are C$33,333 a month ($26,600 US).

(12) ASSET IMPAIRMENT

The Company wrote down the value of its New Hampshire corporate headquarters and manufacturing facility to market value through a non-cash charge of $618,000 based in part on its April 2005 contemplated agreement to sell and leaseback the facility which was not consummated. See Note 14.

(13) LEGAL PROCEEDINGS

On May 24, 2005, the Company announced that the U.S. Securities and Exchange Commission (“SEC”) had given final approval to a settlement with the Company and Mark W. Blodgett, thereby resolving an investigation being conducted by the SEC into certain disclosures made by the Company in press releases dated April 19, 2004 and April 21, 2004. Contemporaneous with the approval of the settlement, the SEC filed a complaint and consent to judgment against the Company and Mr. Blodgett in the United States District Court for the District of Columbia. The complaint contains allegations regarding the accuracy of certain disclosures in the Company’s press releases dated April 19, 2004 and April 21, 2004 and regarding certain stock sale transactions by Mr. Blodgett. Without admitting or denying the SEC’s allegations, both the Company and Mr. Blodgett consented to the entry of an order requiring that they cease and desist from violating Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In addition, the settlement with the SEC required certain monetary payments on behalf of Mr. Blodgett and that the Company maintain comprehensive written policies concerning public communications and trading in securities by Company insiders.

Beginning in May 2005, three putative securities class action complaints were filed in the United States District Court for the District of New Hampshire against the Company and several of its current and former directors and officers, purportedly on behalf of certain of the Company’s shareholders. The complaints, which assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)(5) promulgated thereunder, allege that certain disclosures made by the Company in press releases dated April 19, 2004 and April 21, 2004 were materially false or misleading. The complaints seek unspecified damages. The Company expects that all such securities class action complaints will be consolidated into one action for proceedings before a single federal judge.

Additionally, on June 17, 2005, a purported shareholder derivative action was filed in the United States District Court for the District of New Hampshire against the Company (as a nominal defendant) and several of its current and former directors and officers. The plaintiff derivatively claims breaches of fiduciary duty by the defendant directors and officers in connection with the disclosures made by the Company in press releases dated April 19, 2004 and April 21, 2004, the awarding of executive bonuses, and trading in Company stock while allegedly in possession of material, non-public information. Plaintiff did not make pre-suit demand on the Board of Directors prior to commencing this derivative action. The complaint seeks unspecified damages, profits, costs, and attorneys’ fees from the director and officer defendants but seeks no affirmative relief from the Company.

The Company intends to vigorously contest the allegations in the securities and derivative complaints. In addition, the Company carries insurance policies designed to insure it and its directors and officers against damages arising from certain kinds of claims which might be made against them. However, due to the preliminary nature of these cases, the Company is not able to predict their outcome of this litigation or the application of, or coverage provided by, its insurance carriers. There is no assurance the Company and its current and former directors and officers will prevail in defending these actions or that its insurance policies will cover all or any expenses or financial obligations arising therefrom. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable settlement or coverage from our insurance carriers, we could be liable for large damage awards that could have a material adverse effect on our business, results of operations and financial condition or to make any estimate of potential loss or range of loss.

The Company is not currently involved in any other legal proceedings.

(14) SUBSEQUENT EVENTS

Stock and Warrant Purchase Agreement

On August 12, 2005, pursuant to the terms of a Stock and Warrant Purchase Agreement, the Company issued and sold to the Eureka Interactive Fund, Limited (“Eureka”) 2,222,222 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), in a private placement at a per share purchase price of $0.90. Eureka also received warrants to purchase 740,741 shares of Common Stock (the “Warrants”) with a per share exercise price of $1.17. The Warrants expire on the fifth anniversary of the closing date.

The Company received gross proceeds of approximately $2,000,000 in the Financing. The Company intends to use the net proceeds from the Financing for working capital and general corporate purposes.

The offer and sale by the Company of the Common Stock, the Warrants and the shares of Common Stock issuable upon the exercise of the Warrants have not been registered under the Securities Act. Unless so registered, these securities may not be offered or sold in the United States, except pursuant to an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. Under the Securities Act, the Company has agreed to register for resale by the Investors the shares of Common Stock issued to the Investors and the shares issuable upon the exercise of the Warrants.

The shares of Common Stock and the Warrants were issued and sold in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of such securities in the Financing.

Waiver Amendment and Waiver of Principal Payments Under Notes

On August 10, 2005, the Company entered into an Amendment and Waiver with both Laurus Master Fund, LTD and Smithfield Fiduciary LLC. Under the terms of the waiver, the parties agreed to defer the payment of principal amounts due and payable by the Company in August and September 2005 under certain promissory notes issued to the parties in February, June and December 2004 until the respective maturity dates of the notes. In connection with the Amendment and Waivers, the Company issued 225,000 shares of common stock to Laurus Master Fund, LTD and 23,684 common shares to Smithfield Fiduciary LLC. Laurus Master Fund, LTD and Smithfield Fiduciary LLC each waived all anti-dilution rights in connection with the shares of common stock issued on the same date to such parties and the securities issued in the financing transaction that closed on August 12, 2005 described above.

On July 13, 2005, the Company entered into an Amendment and Waiver with each of Laurus Master Fund, Ltd. and Smithfield Fiduciary LLC pursuant to which the parties agreed to defer the payment of principal amounts due and payable by the Company in July 2005 under certain promissory notes issued to such parties in February, June and December 2004 until the respective maturity dates of such promissory notes. In connection with the Amendment and Waivers, the Company issued (i) a warrant to Laurus Master Fund, Ltd. to purchase 150,000 shares of the Company’s common stock with an exercise price of $0.80 per share, and (ii) a warrant to Smithfield Fiduciary LLC to purchase 18,621 shares of the Company’s common stock with an exercise price of $0.80 per share. Laurus Master Fund, LTD and Smithfield Fiduciary LLC each waived all anti-dilution rights in connection with the warrants issued on the same date.

Termination of a Material Definitive Agreement.

As previously reported by the Company, it entered into a Purchase and Sales Agreement and Deposit Receipt (the “Purchase Agreement”) with John Alberico (the “Buyer”), on April 15, 2005 in which (i) the Company agreed to sell to the Buyer, and the Buyer agreed to purchase from the Company, for $4,750,000 (the “Sale Transaction”) the property owned by the Company and located at 32 Hampshire Road in Salem, New Hampshire (the “Property”) and (ii) the Company agreed to lease from the Buyer approximately 32,000 square feet of the Property (the “Leaseback”). The Purchase Agreement and the contemplated transactions were contingent upon the agreement of the Company and the Buyer to the terms and conditions of the Leaseback.

As the Company and the Buyer were not able to agree upon the terms and conditions of the Leaseback, on July 11, 2005, the Company and the Buyer entered into a Termination Agreement (the “Termination Agreement”), in which both parties agreed, among other things, to terminate the Purchase Agreement and all rights, obligations, agreements and covenants relating to, arising from or in connection with and to release the other from the performance of, and all liabilities, obligations, covenants, requirements and payments arising from and pursuant to, the Purchase Agreement. The Company is continuing to actively market the Property for a sale and leaseback transaction.

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

Overview

StockerYale, Inc. is an independent designer and manufacturer of structured light lasers, light emitting diodes (LEDs), fiber optic, and fluorescent illumination products as well as specialty optical fiber, phase masks, and advanced optical sub-components. The Company’s products are used in a wide range of markets and industries including the machine vision, telecommunications, aerospace, defense and security, utilities, industrial inspection, and medical markets. The Company operates within two segments, namely illumination products and optical components. Illumination products include structured light lasers, specialized fiber optic, fluorescent, and light-emitting diode (LED) products for the machine vision, industrial inspection, and defense and security industries. The optical components segment includes specialty optical fiber and diffractive optics/phase masks for the telecommunications, defense, and medical markets.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with our audited financial statements and accompanying notes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004.

The Company’s current forecast for 2005 calls for increased revenues, reduced operating costs, and the pursuit of additional sources of funds to finance operations through the end of 2005. The Company can give no assurances as to the timing or terms of such financing arrangements, assuming it is able to consummate one or more funding options. If the Company is unable to raise sufficient funds by the end of the third quarter of 2005, it will need to implement further cost reduction strategies, and the Company may not have adequate capital to sustain its current operations. Financing options in process or under consideration are the restructuring of debt, sale/leaseback of real estate and/or a private placement of equity/debt securities. The Company expects to close one or more of these financing options in 2005.

CALENDAR QUARTERS ENDED JUNE 30, 2005 AND 2004

Net Sales

Revenues for the second quarter of 2005 increased 6% to $4.7 million from $4.5 in the second quarter of 2004. Higher laser and specialty optical fiber shipments continue to drive revenue growth.

Gross Profit

Gross profit for the quarter increased 40% to $1.7 million from $1.2 million in the comparable quarter of 2004. The increase in gross profit resulted from the combination of higher sales and a significant improvement in gross margin, primarily resulting from higher revenue covering fixed manufacturing overhead costs. The gross margin as a percentage of sales increased from 27% in the second quarter of 2004 to 35% in the second quarter of 2005 as the result of selling higher margin products and material cost reductions.

Operating Expenses

Operating expenses increased 10% to $3.2 million compared to $2.9 million the second quarter of 2004. The increase primarily reflected the non-recurring non-cash asset impairment charge partially offset by a 33% decrease in general and administrative expenses from $1.3 million to $1.0 million.

Research and development expenses of $809,000 reported in the second quarter of 2005 were consistent with the second quarter of 2004 and selling expenses decreased 5% to $670,000 compared to $705,000 in the second quarter of 2004. General and administrative expenses decreased 23% from $1.3 million in 2004 to $1.0 million in 2005.

Non-Operating Expenses

Non-operating expenses decreased $1.3 million or 65% principally due to declining non-cash debt acquisition and debt discount amortization expenses. Interest expense decreased $24,000 due to lower debt balances.

Net Income (Loss)

The net loss of $2.2 million, which included non-cash asset impairment charges of $618,000, was $1.4 million or 39% less than the comparable quarter of 2004. The decease was principally due to declining non-cash debt acquisition and debt discount amortization expenses.

Provision (Benefit) for Income Taxes

The Company’s historical operating losses raise doubt as to its ability to realize the benefits of its deferred tax assets. As a result, management has provided a valuation allowance for the net deferred tax assets that may not be realized.

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Net Sales

For the six months ended June 30, 2005 net sales increased 8% to $9.3 million from $8.6 million in the comparable period of 2004. Higher laser and specialty optical fiber shipments drove revenue growth.

Gross Profit

Gross profit for the six month period increased 35% to $3.3 million from $2.4 million for the comparable period of 2004. The increase in gross profit resulted from the combination of higher sales and a significant improvement in gross margin resulting from higher revenue covering fixed manufacturing overhead costs. The gross margin as a percentage of sales increased from 28% in 2004 to 35% in 2005 as the result of higher contribution margin resulting from higher revenue versus fixed costs, selling higher margin products and material cost reductions.

Operating Expenses

Operating expenses increased 13% to $6.3 million compared to $5.6 million for the comparable period of 2004. The increase primarily resulted from the non-recurring non-cash asset impairment charges

Research and development expenses of $1.6 million reported in the first six months of 2005 were 2% higher than those of 2004 and selling expenses increased 4% to $1.5 million compared to $1.4 million in the first half of 2004.

Non-Operating Expenses

Non-operating expenses decreased $1.4 million or 51% principally due to declining non-cash debt acquisition and debt discount amortization expenses. Interest expense was $403,000 in 2005 consistent with $399,000 paid in 2004; higher interest rates offset lower debt balances.

Net Income (Loss)

The net loss for the six month period of $ 4.4 million, including non-cash asset impairment charges of $618,000 was $1.5 million less than the $5.9 million loss in the comparable 2004 period. The change results primarily from an increase in revenue and a decrease in non-operating expenses.

Provision (Benefit) for Income Taxes

The Company’s historical operating losses raise doubt as to its ability to realize the benefits of its deferred tax assets. As a result, management has provided a valuation allowance for the net deferred tax assets that may not be realized.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, the Company was in compliance with all provisions of its loan agreements.

For the six month period ended June 30, 2005, cash decreased $3.2 million. Cash used in operating activities was $3.2 million, which resulted primarily from a net loss of $4.4 million, partially offset by $1.8 million of non-cash charges for depreciation, amortization and impairment.

We have experienced operating losses over the last several years and may continue to incur losses and negative operating cash flows. We cannot predict the size or duration of any future losses. We have historically financed our operations with proceeds from debt financings and the sale of equity securities. The audit report from Vitale, Caturano & Company Ltd., our independent registered public accounting firm, regarding our 2004 financial statements contains Vitale Caturano’s opinion that our recurring losses from operations and our need to obtain additional financing raise substantial doubt about our ability to continue as a going concern. We anticipate that we will continue to incur net losses in the future. As a result, we can give no assurance that we will achieve profitability or be capable of sustaining profitable operations. If we are unable to reach and sustain profitability, we risk depleting our working capital balances and our business may not continue as a going concern.

During the first six months of the year, Company paid $1.1 million in principal payments on the Laurus Fund notes and $0.2 million in other debt obligations.

The Company’s investing activities used $61,000 related to capital expenditures in Montreal and Salem, New Hampshire for the six-month period ended June 30, 2005.

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

We have experienced operating losses over the last several years and may continue to incur losses and negative operating cash flows. We cannot predict the size or duration of any future losses. We have historically financed our operations with proceeds from debt financings and the sale of equity securities. The audit report from Vitale, Caturano & Company Ltd., our independent registered public accounting firm, regarding our 2004 financial statements contains Vitale Caturano’s opinion that our recurring losses from operations and our need to obtain additional financing raise substantial doubt about our ability to continue as a going concern. We anticipate that we will continue to incur net losses in the future. As a result, we can give no assurance that we will achieve profitability or be capable of sustaining profitable operations. If we are unable to reach and sustain profitability, we risk depleting our working capital balances and our business may not continue as a going concern.

Our ability to continue as a going concern may be dependent on raising additional capital, which we may not be able to do on favorable terms, or at all.

As of June 30, 2005, we had cash and cash equivalents of approximately $815,000. We need to raise additional capital and such capital may not be available on favorable terms or at all. If we do not raise additional capital, our business may not continue as a going concern. We are currently pursuing several financing options, including the possible sale of additional equity securities, debt financings and the sale of real estate. Even if we do find outside funding sources, we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions that may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional equity securities. If we experience difficulties raising money in the future, our business and liquidity will be materially adversely affected.

Failure to comply with credit facility covenants may result in an acceleration of substantial indebtedness.

Our financing agreements with National Bank of Canada and Laurus Master Fund require us to comply with various financial and other operating covenants. If we breach our financing agreements with National Bank of Canada and Laurus Master Fund, a default could result. A default, if not waived, could result in, among other things, all or a portion of our outstanding amounts becoming due and payable on an accelerated basis, which would adversely affect our liquidity and our ability to manage our business.

Securities we issue to fund our operations could dilute or otherwise adversely affect our shareholders.

We will likely need to raise additional funds through public or private debt or equity financings to fund our operations. If we raise funds by issuing equity securities, or if we issue additional equity securities to acquire assets, a business or another company, the percentage ownership of current shareholders will be reduced. If we raise funds by issuing debt securities, we may be required to agree to covenants that substantially restrict our ability to operate our business. We may not obtain sufficient financing on terms that are favorable to investors or us. We may delay, limit or eliminate some or all of our proposed operations if adequate funds are not available.

In addition, on issuance of the shares of common stock upon exercise of outstanding warrants or other convertible or derivative securities, the percentage ownership of current shareholders will be diluted substantially.

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

We face risks related to securities litigation that could have a material adverse effect on our business, financial condition and results of operations.

Beginning in May 2005, three putative securities class action complaints were filed in the United States District Court for the District of New Hampshire against the Company and several of its current and former directors and officers, purportedly on behalf of certain of the Company’s shareholders. The complaints, which assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, allege that certain disclosures made by the Company in press releases dated April 19, 2004 and April 21, 2004 were materially false or misleading. The complaints seek unspecified damages, as well as interest, costs, and attorneys fees. It is possible that one or more additional complaints making substantially similar allegations may follow. The Company expects that all such securities class action complaints will be consolidated into one action for proceedings before a single federal judge.

Additionally, on June 17, 2005, a purported shareholder derivative action was filed in the United States District Court for the District of New Hampshire against the Company (as a nominal defendant) and several of its current and former directors and officers. The plaintiff derivatively claims breaches of fiduciary duty by the defendant directors and officers in connection with the disclosures made by the Company in press releases dated April 19, 2004 and April 21, 2004, the awarding of executive bonuses, and trading in Company stock while allegedly in possession of material, non-public information. Plaintiff did not make pre-suit demand on the Board of Directors prior to commencing this derivative action.

The Company intends to vigorously contest the allegations in the securities and derivative complaints. However, due to the preliminary nature of this case, the Company is not able to predict the outcome of this litigation or the application of, or coverage provided by, its insurance carriers. There is no assurance the Company and its current and former directors and officers will prevail in defending these actions or that its insurance policies will cover all or any expenses or financial obligations arising from the lawsuits. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable settlement or coverage from our insurance carriers, we could be liable for large damage awards that could have a material adverse effect on our business, results of operations and financial condition.

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

Our Common Stock has experienced significant price and volume fluctuations in recent years. Since January 2002, our common stock has closed as low as $.52 per share and as high as $11.06 per share. These fluctuations often have no direct relationship to our operating performance. The market price for our common stock may continue to be subject to wide fluctuations in response to a variety of factors, some of which are beyond our control. Some of these factors include:

•	the results and affects of litigation;

•	our performance and prospects;

•	sales by selling shareholders of shares issued and issuable in connection with our private placements;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	general financial and other market conditions; and

•	domestic and international economic conditions.

In addition, some companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation or other litigation or investigations. In May 2005, the Company and certain of its current and former directors and officers were sued in several purported class action lawsuits. Such litigation often results in substantial costs and a diversion of management’s attention and resources and could harm our business, prospects, results of operations, or financial condition.

Our common stock price may be negatively impacted if it is delisted from the NASDAQ National Market.

Our common stock is currently listed for trading on the NASDAQ National Market. We must continue to satisfy NASDAQ’s continued listing requirements, including a minimum bid price for our common stock of $1.00 per share, or risk delisting which would have a material adverse affect on our business. A delisting of our common stock from the NASDAQ National Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, any such delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees.

On May 25, 2005, we received a notice from the NASDAQ Stock Market indicating that we are not in compliance with NASDAQ Marketplace Rule 4450(a)(5) (the “Minimum Bid Price Rule”) because, for the last 30 consecutive business days, the bid price of our common stock has closed below the minimum $1.00 per share. In accordance with NASDAQ Marketplace Rule 4450(e)(2), we will be provided 180 calendar days, or until November 21, 2005, to regain compliance with the Minimum Bid Price Rule. This notification has no effect on the listing of our common stock at this time.

If at any time before November 21, 2005, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will notify us that we have achieved compliance with the Minimum Bid Price Rule. If we do not regain compliance with the Minimum Bid Price Rule by November 21, 2005, NASDAQ will notify us that our common stock will be delisted from the NASDAQ Stock Market. As of August 4, 2005, the closing price of our common stock was $0.94.

In the event that we receive notice that our common stock is being delisted from the NASDAQ Stock Market, NASDAQ rules permit us to appeal any delisting determination by the NASDAQ staff to a NASDAQ Listings Qualifications Panel. In addition, in the event that such a delisting determination was based solely on non-compliance with the Minimum Bid Price Rule, NASDAQ may permit us to transfer our common stock to the NASDAQ SmallCap Market if we satisfy all criteria for initial inclusion on such market other than compliance with the Minimum Bid Price Rule. In the event of such a transfer, we would have an additional 180 calendar days to comply with the Minimum Bid Price Rule in order to remain on the NASDAQ SmallCap Market.

An impairment of goodwill and/or long-lived assets could affect net income.

We record goodwill on our balance sheet as a result of business combinations consummated in prior years. We have also made a significant investment in long-lived assets. In accordance with applicable accounting standards, we periodically assess the value of both goodwill and long-lived assets in light of current circumstances to determine whether impairment has occurred. If an impairment should occur, we would reduce the carrying amount to our fair market value and record an amount of that reduction as a non-cash charge to income, which could adversely affect our net income reported in that quarter in accordance with generally accepted accounting principles. We recorded a $1,905,000 impairment charge in 2003 and $173,000 in 2004. In addition, during the Company’s second quarter of 2005, we recorded a non-cash asset impairment charge of $618,000. We cannot definitively determine whether impairment will occur in the future, and if impairment does occur, what the timing or the extent of any such impairment would be.

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

Despite testing both by the Company and its customers, errors have been found and may be found in the future in our existing or future products. These defects may cause us to incur significant warranty, support and repair costs, divert the attention of our technical personnel from our product development efforts and harm our relationship with our customers. Defects, integration issues or other performance problems in our illumination and optical products could result in personal injury or financial or other damages to our customers or could damage market acceptance of our products. Our customers could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

We are subject to risks of operating internationally.

We distribute and sell some of our products internationally, and our success depends in part on our ability to manage our international operations. Sales outside the United States accounted for 49% of our total revenue for the year ended December 31, 2004 and 49% in the first half of 2005. We are subject to risks associated with operating in foreign countries, including:

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules, we currently are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal controls

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 24, 2005, the Company announced that the U.S. Securities and Exchange Commission (“SEC”) had given final approval to a settlement with the Company and Mark W. Blodgett, thereby resolving an investigation being conducted by the SEC into certain disclosures made by the Company in press releases dated April 19, 2004 and April 21, 2004. Contemporaneous with the approval of the settlement, the SEC filed a complaint and consent to judgment against the Company and Mr. Blodgett in the United States District Court for the District of Columbia. The complaint contains allegations regarding the accuracy of certain disclosures in the Company’s press releases dated April 19, 2004 and April 21, 2004 and regarding certain stock sale transactions by Mr. Blodgett. Without admitting or denying the SEC’s allegations, both the Company and Mr. Blodgett consented to the entry of an order requiring that they cease and desist from violating Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In addition, the settlement with the SEC required certain monetary payments on behalf of Mr. Blodgett and that the Company maintain comprehensive written policies concerning public communications and trading in securities by Company insiders.

Beginning in May 2005, three putative securities class action complaints were filed in the United States District Court for the District of New Hampshire against the Company and several of its current and former directors and officers, purportedly on behalf of certain of the Company’s shareholders. The complaints, which assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)(5) promulgated thereunder, allege that certain disclosures made by the Company in press releases dated April 19, 2004 and April 21, 2004 were materially false or misleading. The complaints seek unspecified damages. The Company expects that all such securities class action complaints will be consolidated into one action for proceedings before a single federal judge.

Additionally, on June 17, 2005, a purported shareholder derivative action was filed in the United States District Court for the District of New Hampshire against the Company (as a nominal defendant) and several of its current and former directors and officers. The plaintiff derivatively claims breaches of fiduciary duty by the defendant directors and officers in connection with the disclosures made by the Company in press releases dated April 19, 2004 and April 21, 2004, the awarding of executive bonuses, and trading in Company stock while allegedly in possession of material, non-public information. Plaintiff did not make pre-suit demand on the Board of Directors prior to commencing this derivative action. The complaint seeks unspecified damages, profits, costs, and attorneys’ fees from the director and officer defendants but seeks no affirmative relief from the Company.

The Company intends to vigorously contest the allegations in the securities and derivative complaints. In addition, the Company carries insurance policies designed to insure it and its directors and officers against damages arising from certain kinds of claims which might be made against them. However, due to the preliminary nature of these cases, the Company is not able to predict their outcome of this litigation or the application of, or coverage provided by, its insurance carriers. There is no assurance the Company and its current and former directors and officers will prevail in defending these actions or that its insurance policies will cover all or any expenses or financial obligations arising therefrom. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable settlement or coverage from our insurance carriers, we could be liable for large damage awards that could have a material adverse effect on our business, results of operations and financial condition or to make any estimate of potential loss or range of loss.

The Company is not currently involved in any other legal proceedings.

ITEM 2. UNREGISTED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock and Warrant Purchase Agreement

On August 12, 2005, pursuant to the terms of a Stock and Warrant Purchase Agreement, the Company issued and sold to the Eureka Interactive Fund, LTD (“Eureka”) 2,222,222 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), in a private placement at a per share purchase price of $0.90. Eureka also received warrants to purchase 740,741 shares of Common Stock (the “Warrants”) with a per share exercise price of $1.17. The Warrants expire on the fifth anniversary of the closing date.

The Company received gross proceeds of approximately $2,000,000 in the Financing. The Company intends to use the net proceeds from the Financing for working capital and general corporate purposes.

The offer and sale by the Company of the Common Stock, the Warrants and the shares of Common Stock issuable upon the exercise of the Warrants have not been registered under the Securities Act. Unless so registered, these securities may not be offered or sold in the United States, except pursuant to an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. Under the Securities Act, the Company has agreed to register for resale by the Investors the shares of Common Stock issued to the Investors and the shares issuable upon the exercise of the Warrants.

The shares of Common Stock and the Warrants were issued and sold in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of such securities in the Financing.

Waiver Amendment and Waiver of Principal Payments Under Notes

On August 10, 2005 the Company entered into an Amendment and Waiver with both Laurus Master Fund, LTD and Smithfield Fiduciary LLC. Under the terms of the waiver, the parties agreed to defer the payment of principal amounts due and payable by the Company in August and September 2005 under certain promissory notes issued to the parties in February, June and December 2004 until the respective maturity dates of the notes. In connection with the Amendment and Waivers, the Company issued 225,000 shares of common stock to Laurus Master Fund, LTD and 23,800 shares to Smithfield Fiduciary LLC. Laurus Master Fund, LTD and Smithfield Fiduciary LLC each waived all anti-dilution rights in connection with the shares of common stock issued on the same date and the securities issued in the financing transactions that closed on August 12, 2005 described above. These securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of these securities.

On July 13, 2005, the Company entered into an Amendment and Waiver with each of Laurus Master Fund, Ltd. and Smithfield Fiduciary LLC pursuant to which the parties agreed to defer the payment of principal amounts due and payable by the Company in July 2005 under certain promissory notes issued to such parties in February, June and December 2004 until the respective maturity dates of such promissory notes. In connection with the Amendment and Waivers, the Company issued (i) a warrant to Laurus Master Fund, Ltd. to purchase 150,000 shares of the Company’s common stock with an exercise price of $0.80 per share, and (ii) a warrant to Smithfield Fiduciary LLC to purchase 18,621 shares of the Company’s common stock with an exercise price of $0.80 per share. Laurus Master Fund, LTD and Smithfield Fiduciary

LLC each waived all anti-dilution rights in connection with the warrants issued on the same date. These securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of these securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Special Meeting held in lieu of the 2005 Annual Meeting of Shareholders (the “Annual Meeting”) held on May 23, 2005, the following proposals were voted upon by our shareholders:

1.	To fix the number of directors comprising the Board of Directors of the Company at seven;

2.	To elect six directors to serve until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified;

3.	To approve an amendment to the Restated Articles of Organization, as amended to date, of the Company to authorize a new class of capital stock of the Company, consisting of two million shares of preferred stock, par value $.001 per share; and

4.	To ratify the appointment of Vitale, Caturano & Company, Ltd. as the Company’s independent registered public accounting firm for the current fiscal year.

The number of shares of Common Stock issued, outstanding and eligible to vote as of the record date of March 18, 2005 was 24,513,315. The results of the voting on each of the matters presented to shareholders at the Annual Meeting are set forth below. Each proposal was approved by the shareholders, other than Proposal 3 (approval of amendment of Restated Articles of Organization, as amended to date, to authorize a new class of capital stock, consisting of two million shares of preferred stock), which did not receive the requisite number of affirmative votes.

		VOTES FOR	VOTES WITHHELD	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
1.	Fix the number of directors at seven	16,843,011	NA	115,912	21,815	NA
2.	Election of six directors:
	Mark W. Blodgett	16,849,291	131,447	NA	NA	NA
	Steven E. Karol	16,861,202	119,536	NA	NA	NA
	Dietmar Klenner	16,874,012	106,726	NA	NA	NA
	Raymond J. Oglethorpe	16,854,734	126,004	NA	NA	NA
	Patrick J. Zilvitis	16,864,612	116,126	NA	NA	NA
	Mark Zupan	16,864,702	116,036	NA	NA	NA
3.	Approval of Charter Amendment	4,686,104	NA	478,447	36,247	11,779,940
4.	Ratification of Vitale, Caturano & Company, Ltd.	16,891,284	NA	68,642	20,812	NA

ITEM 5. OTHER INFORMATION

Information regarding recent transactions, the deferral of certain payments and the issuance of securities is incorporated herein by reference to Part II, Item 2 (Unregistered Sale of Equity Securities and Use of Proceeds) of this report.

During the quarter ended June 30, 2005, we made no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

ITEM 6. EXHIBITS

(a) The following is a complete list of exhibits filed as part of this Form 10-QSB:

Exhibit Number	Description
10.1	Senior Promissory Note, dated May 12, 2005, issued to Eureka Interactive Fund Limited is incorporated herein by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed May 16, 2005 (File No. 000-27372).

10.2	Common Stock Purchase Warrant, dated May 12, 2005, issued to Eureka Interactive Fund Limited is incorporated herein by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed May 16, 2005 (File No. 000-27372).

10.3	Amendment to 2004 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed May 27, 2005 (File No. 000-27372).

10.4	Form of Restricted Stock Agreement under 2004 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed May 27, 2005 (File No. 000-27372).

10.5	Policy Regarding Compensation of Independent Directors is incorporated herein by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed May 27, 2005 (File No. 000-27372).

10.6	Amendment and Waiver entered into by and between StockerYale, Inc. and Smithfield Fiduciary LLC dated as of July 13, 2005.

10.7	Amendment and Waiver entered into by and between StockerYale, Inc. and Laurus Master Fund, Ltd. dated as of July 13, 2005.

10.8	Common Stock Purchase Warrant issued by StockerYale, Inc. to Smithfield Fiduciary LLC dated July 13, 2005.

10.9	Common Stock Purchase Warrant issued by StockerYale, Inc. to Laurus Master Fund, Ltd. dated July 13, 2005.

10.10	Amendment and Waiver entered into by and between StockerYale, Inc. and Smithfield Fiduciary LLC dated as of August 10, 2005.

10.11	Amendment and Waiver entered into by and between StockerYale, Inc. and Laurus Master Fund, Ltd. dated as of August 10, 2005.

10.12	Stock and Warrant Purchase Agreement dated August 12, 2005 by and between StockerYale, Inc. and The Eureka Interactive Fund Limited.

10.13	Common Stock Purchase Warrant dated August 12, 2005 and issued by StockerYale, Inc. to The Eureka Interactive Fund Limited.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCKERYALE, INC.

Date: August 15, 2005	By:	/s/ MARK W. BLODGETT
Mark W. Blodgett President, Chief Executive Officer and Chairman of the Board

Date: August 15, 2005	By:	/s/ RICHARD P. LINDSAY
Richard P. Lindsay Executive Vice President and Chief Financial Officer