Form 10QSB
period 2005-09-30
STOCKERYALE INC
filed 2005-11-14
CIK 94538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

Commission File Number: 000-27372

STOCKERYALE, INC.

(Exact name of registrant as specified in its charter)

Massachusetts	04-2114473
(State of Incorporation)	(I.R.S. Employer Identification Number)

32 Hampshire Road, Salem, New Hampshire 03079

(Address of registrant’s principal executive office)

(603) 893-8778

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

As of October 17, 2005, there were 27,619,614 shares of the issuer’s common stock outstanding.

STOCKERYALE, INC.

Part I

ITEM 1. FINANCIAL STATEMENTS

STOCKERYALE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(unaudited)	(audited)
	In thousands except share data
Assets
Current assets:
Cash and cash equivalents	$1,894	$4,061
Accounts receivable less allowances of $107 at September 30, 2005 and $105 at December 31, 2004	3,872	2,822
Inventories	3,713	3,612
Prepaid expenses and other current assets	567	256

Total current assets	10,046	10,751
Net property, plant and equipment	16,671	18,582
Goodwill	2,677	2,677
Acquired intangible assets, net	906	1,144
Other long-term assets	434	624

Total assets	$30,734	$33,778

Current liabilities:
Current portion of long-term debt and capital lease obligations, net of unamortized discount of $1,033 at September 30, 2005 and $1,407 at December 31, 2004	$3,120	$1,912
Short-term debt	3,397	2,076
Accounts payable	2,252	2,427
Accrued expenses	1,443	2,195

Total current liabilities	10,212	8,610
Long-term debt and capital lease obligations, net of unamortized discount of $255 at September 30, 2005 and $718 at December 31, 2004	3,912	5,552
Minority interest	35	35

Total liabilities	14,159	14,197

Stockholders’ equity:
Common stock, par value $0.001; shares authorized 100,000,000; shares issued and outstanding 27,704,335 and 24,595,536 at September 30, 2005 and December 31, 2004, respectively	28	25
Paid-in capital	88,951	85,448
Deferred compensation	(487)	—
Accumulated other comprehensive income	2,133	1,866
Accumulated deficit	(74,050)	(67,758)

Total stockholders’ equity	16,575	19,581

Total liabilities and stockholders’ equity	$30,734	$33,778

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
	In thousands except per share data
Net sales	$4,976	$4,852	$14,281	$13,466
Cost of sales	3,409	3,392	9,414	9,568

Gross profit	1,567	1,460	4,867	3,898

Operating expenses:
Selling expenses	707	676	2,160	2,076
General and administrative	1,099	1,666	3,531	4,068
Research and development	774	832	2,416	2,445
Amortization expense	80	80	238	239
Asset impairment charge	—	—	618	—

Total operating expenses	2,660	3,254	8,963	8,828

Operating loss	(1,093)	(1,794)	(4,096)	(4,930)
Interest and other (income) expense	63	24	54	28
Debt acquisition and discount amortization expense	515	516	1,502	2,957
Interest expense	237	196	640	550

Loss before income tax benefit	(1,908)	(2,530)	(6,292)	(8,465)
Income tax benefit	—	—	—	—

Net loss	$(1,908)	$(2,530)	$(6,292)	$(8,465)

Basic and diluted net loss per share:
Net loss per share	$(0.07)	$(0.12)	$(0.25)	$(0.43)
Weighted average shares outstanding:
Basic and diluted	26,666	21,651	25,287	19,658

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2005	2004
	(Unaudited) $000’s
Operations
Net loss	$(6,292)	$(8,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred compensation expense	36	—
Depreciation and amortization	1,803	1,757
Asset impairment expense	618	—
Debt acquisition and discount amortization expense	1,502	2,957
Loss on disposal of assets	17	24
Other changes in assets and liabilities
Accounts receivable, net	(1,104)	(1,342)
Inventories	(163)	120
Prepaid expenses and other current assets	(320)	(1)
Accounts payable	(160)	319
Accrued expenses	(788)	382
Other assets and liabilities	(32)	38

Net cash used in operating activities	(4,883)	(4,211)

Financing
Proceeds from sale of common stock	2,506	3,143
Proceeds from issuance of short term note	1,500	—
Proceeds of convertible term notes	—	9,550
Principal payments of long term debt	(1,275)	(7,272)
Repayments of bank debt and capital leases	(104)	(406)
Debt issuance costs	(2)	—
Other	—	(628)

Net cash provided by financing activities	2,625	4,387

Investing
Purchases of property, plant and equipment	(111)	(299)
Proceeds from asset sales	—	200

Net cash used in investing activities	(111)	(99)

Effect of exchange rates	202	125
Net change in cash and equivalents	(2,167)	202
Cash and equivalents, beginning of period	4,061	1,008

Cash and equivalents, end of period	$1,894	$1,210

Supplemental disclosure of cash flow information:
Interest paid	$622	$550
Conversion of debt to common stock	—	4,202
Acquisition of property under capital lease obligation	15	—
Issuance of restricted stock	522	—

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(1) ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by StockerYale, Inc. (the “Company”) and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine month periods ended September 30, 2005 and 2004, (b) the financial position at September 30, 2005 and December 31, 2004, and (c) the cash flows for the nine month periods ended September 30, 2005 and 2004. These interim results are not necessarily indicative of results for a full year or any other interim period.

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

The Company’s current forecast for 2005 calls for increased revenues, reduced operating costs, and the pursuit of additional sources of funds to finance operations through the end of 2005. The Company can give no assurances as to the timing or terms of such financing arrangements, assuming it is able to consummate one or more funding options. If the Company is unable to obtain sufficient funding, it will need to implement further cost reduction strategies, and the Company may not have adequate capital to sustain its current operations. Financing options in process or under consideration are the restructuring of debt, sale/leaseback of real estate and/or a private placement of equity/debt securities. The Company expects to close one or more of these financing options in 2005.

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

(2) LOSS PER SHARE

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic and diluted net loss per common share for the three and nine months ended September 30, 2005 and 2004, respectively is calculated by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding. There were 3,673,848 and 4,105,863 options and 4,954,058 and 2,738,490 warrants outstanding as of September 30, 2005 and 2004, respectively, which were not included in the diluted shares calculation because their inclusion would be anti-dilutive. As of September 30, 2005 the Company had issued 678,180 restricted stock grants, none of which were vested. The grants were not included in the calculation as their effect would be anti-dilutive.

(3) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead. Inventories are as follows:

$000’s	September 30, 2005	December 31, 2004

Finished goods	$1,197	$1,351
Work-in-process	510	79
Raw materials	2,799	3,276
Reserve for obsolescence	(793)	(1,094)

Net inventories	$3,713	$3,612

Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan and reduces the carrying cost of inventory to the lower of cost or market.

(4) STOCK BASED COMPENSATION

The Company accounts for employee stock options and share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and various interpretations. Accordingly, no compensation cost has been recognized for stock option grants since the options granted to date have exercise prices per share of not less than the fair value of the Company’s stock at the date of the grant. Had the Company determined the stock-based compensation expense for the Company’s stock options under the provisions of SFAS No. 123R, Accounting for Stock Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company’s net loss and net loss per share based upon the fair value at the grant date for stock options awards for the three and nine months ended in September 30, 2005 and 2004, would have changed the reported amounts as indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	$000’s except share data
Net loss as reported	$(1,908)	$(2,530)	$(6,292)	$(8,465)
Additional compensation expense	(238)	(1,127)	(1,046)	(3,080)

Pro forma net loss	$(2,146)	(3,657)	$(7,338)	$(11,545)

Net loss per share (basic and diluted)
As reported	$(.07)	$(0.12)	$(.25)	$(0.43)
Pro forma	(.08)	(0.17)	(.29)	(0.59)

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The average assumptions used for grants during the nine months ended September 30, 2005 and 2004 were as follows:

	For the Nine Months Ended September 30,
	2005	2004
Volatility	122%	147%
Expected option life	5	5
Interest rate (risk free)	3.72%	3.29%
Dividends	None	None

(5) COMPREHENSIVE LOSS

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	$000’s
Net loss	$(1,908)	$(2,530)	$(6,292)	$(8,465)
Other comprehensive income (loss):
Cumulative translation adjustment	376	401	269	96

Comprehensive loss	$(1,532)	$(2,129)	$(6,023)	$(8,369)

(6) INTANGIBLE ASSETS

Intangible assets consist primarily of acquired patented technology and trademarks. Intangible assets are amortized over their estimated useful lives which range from two to five years. The Company has no identified intangible assets with indefinite lives, except for goodwill. The Company reviews intangible assets when indications of potential impairment exist, such as a significant reduction in cash flows associated with the assets. Identified intangible assets with definite lives as of September 30, 2005 and 2004 are as follows:

	For the Period Ended
$000’s	September 30, 2005	December 31, 2004
Identified intangible assets	$3,549	$3,549
Less: accumulated amortization	(2,643)	(2,405)

	$906	$1,144

Amortization of intangible assets was $80,000 and $80,000 for the three months ended September 30, 2005 and 2004, respectively and $238,000 and $239,000 for the nine months ended September 30, 2005 and 2004, respectively.

As of September 30, the estimated future amortization expense of intangible assets, in thousands, is as follows:

2005	2006	2007	2008
$80	$318	$318	$190

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

(8) REVENUE RECOGNITION

The Company recognizes revenue from product sales at the time of shipment and when persuasive evidence of an arrangement exists, performance of the Company’s obligation is complete, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company’s non-standard products are limited to components supplied to original equipment manufacturers and produced in accordance with a customer approved design. In certain limited situations, distributors have the right to return products. Such rights of return have not precluded revenue recognition because the Company has a long history with such returns and accordingly provides a reserve.

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

The provisions of the statement are effective as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company expects to adopt the standard on January 1, 2006. The Company is evaluating the requirements of SFAS 123R and has not determined its method of adoption or the impact on its financial position or the results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. The Company believes that the adoption of SFAS 151 will not have a material impact on our results of operations or financial position.

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

The Company’s assets (in thousands) include cash and cash equivalents, buildings and furniture and fixtures.

	Quarter Ended September 30, 2005			Quarter Ended September 30, 2004
	Illumination	Optical Components	Total	Illumination	Optical Components	Total
Net sales	$4,452	$524	$4,976	$4,714	$138	$4,852
Gross margin	1,292	275	1,567	1,606	(146)	1,460
Operating loss	(258)	(835)	(1,093)	(457)	(1,337)	(1,794)

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Illumination	Optical Components	Total	Illumination	Optical Components	Total
Net sales	$13,055	$1,226	$14,281	$12,761	$705	$13,466
Gross margin	4,322	545	4,867	4,154	(256)	3,898
Operating loss	(1,253)	(2,843)	(4,096)	(1,562)	(3,368)	(4,930)

	September 30, 2005				December 31, 2004
	Illumination	Optical Components	Corporate	Total	Illumination	Optical Components	Corporate	Total
Total current assets	$7,754	$445	$1,847	$10,046	$6,596	$130	$4,025	$10,751
Property, plant & equipment, net	3,747	4,109	8,815	16,671	3,594	4,921	10,067	18,582
Intangible assets	906	—	—	906	1,144	—	—	1,144
Goodwill	2,677	—	—	2,677	2,677	—	—	2,677
Other assets	248	—	186	434	—	—	624	624

	$15,332	$4,554	$10,848	$30,734	$14,011	$5,051	$14,716	$33,778

The Company’s sales by geographic region are denominated in U.S. dollars. These sales are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
Sales by region	2005	2004	2005	2004
	$000’s
Domestic – United States	$2,682	$1,420	$7,438	$6,401
Canada	421	461	1,621	1,323
Europe	968	1,784	2,998	3,365
Asia	750	1,187	1,856	2,377
Other	155	—	368	—

Total	$4,976	$4,852	$14,281	$13,466

(11) DEBT

Debt Compliance

The Company has various debt covenants under its multiple credit facilities and as of September 30, 2005, the Company was in compliance with all covenants. As of December 31, 2004, the Company was not in compliance with certain financial performance covenants with the National Bank of Canada and amended its credit facility and related covenants to bring it into compliance as of December 31, 2004. The amendment, dated March 22, 2005, is described in the following section under borrowing agreements.

Eureka Interactive Fund Limited

On May 12, 2005, the Company issued a note to Eureka Interactive Fund, LTD. The $1,500,000 note was initially due and payable in full on September 12, 2005. On August 26, 2005, the Company entered into an amendment to the note in which the maturity date of the note was extended to December 31, 2005. The note accrues interest on the outstanding principal balance at the rate of 10% per year, payable on the last day of each month. The Company also issued to the holder five-year common stock warrants to purchase 250,000 shares at an exercise price per share of $.90. The aggregate purchase price of the note and warrants ($1,500,000) was allocated between the note and warrants based upon their relative fair market value. The difference between the face amount of the note of $1,500,000 and the aggregate purchase price of the note of $1,341,362 was recorded as a debt discount of $158,638 and is being amortized over the life of the note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.87% an expected life of five years; and an expected volatility of 116% with no dividend yield.

As of September 30, 2005, $1,500,000 was outstanding under the note, all of which has been classified as short-term debt and reported net of $25,453 of unamortized debt discount on the warrants.

The Company may prepay all or part of the principal prior to the Maturity Date without penalty.

Laurus Master Fund

The Company has issued four secured notes to Laurus Master Fund, LTD. These notes were issued in September 2003, February 2004, June 2004 and December 2004. Smithfield Fiduciary LLC participated in the notes issued in June and December 2004. During the second quarter of 2004, the September 2003 note was fully converted into 2,337,249 shares of common stock and the February 2004 note was partially converted into 1,155,000 shares of common stock. The Company has registered for resale all of the shares of common stock underlying the convertible notes and warrants on registration statements filed on Forms S-3. The Company’s accounting methodology for these convertible notes and warrants and related transactions along with further details are listed below.

Amendment and Waiver Agreements

On July 13, 2005 and August 10, 2005, the Company entered into Amendment and Waiver agreements with both Laurus Master Fund, LTD and Smithfield Fiduciary LLC.

On August 10, 2005, the Company entered into an Amendment and Waiver with both Laurus Master Fund, LTD. and Smithfield Fiduciary LLC. Under the terms of the waiver, the parties agreed to defer the payment of principal amounts due and payable by the Company in August and September 2005 under certain promissory notes issued to the parties in February, June and December 2004 until the respective maturity dates of the notes. In connection with the August 10th Amendment and Waivers, the Company issued 225,000 shares of common stock to Laurus Master Fund, LTD and 23,684 shares of common stock to Smithfield Fiduciary LLC. Laurus Master Fund, LTD and Smithfield Fiduciary LLC each waived all anti-dilution rights in connection with the shares of common stock issued on the same date. The Company recorded additional debt discount of $211,000 relating to the fair value of the common stock issued.

On July 13, 2005, the Company entered into an Amendment and Waiver with each of Laurus Master Fund, Ltd. and Smithfield Fiduciary LLC pursuant to which the parties agreed to defer the payment of principal amounts due and payable by the Company in July 2005 under certain promissory notes issued to such parties in February, June and December 2004 until the respective maturity dates of such promissory notes. In connection with the July 13th Amendment and Waivers, the Company issued (i) a warrant to Laurus Master Fund, Ltd. to purchase 150,000 shares of the Company’s common stock with an exercise price of $0.80 per share, and (ii) a warrant to Smithfield Fiduciary LLC to purchase 18,621 shares of the Company’s common stock with an exercise price of $0.80 per share. Laurus Master Fund, LTD and Smithfield Fiduciary LLC each waived all anti-dilution rights in connection with the shares of common stock on the same date. The Company recorded additional debt discount of $110,000 using the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk free interest rate of 2.88%, an expected life of five years, and an expected volatility of 116% with no dividend yield.

February 2004

On February 25, 2004, the Company issued a Convertible Note to Laurus Master Fund, LTD. The $4,000,000 Convertible Note matures on February 25, 2007, bears interest at a rate equal to the Prime Rate plus 2.0%, but in no event less than 6.0%, and provides the holder with the option to convert the outstanding amounts to common stock at $1.30 per share subject to certain adjustment features. The Convertible Note is secured by a mortgage on the Salem building. The Company has the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, determined based on the $1.30 conversion price. The Company also issued to the holder seven-year warrants to purchase shares in the following warrant amounts and exercise prices per share of common stock: 375,000 shares at $1.65 per share, 250,000 shares at $1.75 per share and 75,000 shares at $1.95 per share. The aggregate purchase price of the convertible note and warrants ($4,000,000) was allocated between the note, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $2,319,047, $988,184 and $692,769 respectively. The difference between the face amount of the convertible note of $4,000,000 and the aggregate purchase price of the convertible note of $2,319,047 was recorded as a debt discount and is being amortized over the life of the convertible note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.0%; an expected life of seven years; and an expected volatility of 141% with no dividend yield. The Company recorded additional debt discount of approximately $109,000 related to the July and August Amendment and Waiver Agreements discussed above.

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

During the 2004 fiscal year, Laurus converted $1,501,500 principal and interest into 1,155,000 shares of common stock.

As of September 30, 2005, $2,498,500 was outstanding under the convertible note of which $1,500,000 has been classified as short-term debt and $998,500 as long-term debt reported net of $325,301 of unamortized debt discount based upon beneficial conversion rights and warrants. The interest rate on the note at September 30, 2005 was 8.75%.

June 2004

On June 10, 2004, the Company issued a Convertible Note to Laurus Master Fund, LTD and another institutional investor. The $5,500,000 Convertible Note matures on June 20, 2007, bears interest at a rate equal to the Prime Rate plus 1.0%, but in no event less than 5.0%, and provides the holder with the option to convert the loan to common stock at $2.15 per share subject to certain adjustment features. The Convertible Note is collateralized by U.S. accounts receivable, inventory and equipment and a second mortgage on the Montreal, Canada building. The Company has the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, determined based on the $2.15 conversion price. The Company also issued to the holders seven-year warrants to purchase an aggregate of 440,000 shares at $3.12 per share. The aggregate purchase price of the convertible note and warrants ($5,500,000) was allocated between the note, the common stock beneficial conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $3,646,478, $1,093,511 and $760,011 respectively. The difference between the face amount of the convertible note of $5,500,000 and the aggregate purchase price of the convertible note of $3,646,478 was recorded as a debt discount and is being amortized over the life of the convertible note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 4.43%; an expected life of seven years; and an expected volatility of 145.92% with no dividend yield. The Company recorded additional debt discount of approximately $173,000 related to the July and August Amendment and Waiver Agreements discussed above.

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

As of September 30, 2005, $3,953,125 was outstanding under the convertible note of which $2,062,500 has been classified as short-term debt and $1,890,625 as long-term debt reported net of $709,675 related to unamortized debt discount based upon beneficial conversion rights and warrants. The interest rate on the note at September 30, 2005 was 7.75%.

December 2004

On December 7, 2004 and December 8, 2004, the Company issued secured convertible notes in the aggregate principal amount of $1,000,000 to Laurus Master Fund, LTD and another institutional investor. The notes bear an interest rate of prime plus 2% and provide the holders with the right to convert the notes to common stock at $1.30 per share. The secured convertible note issued to Laurus Master Fund, LTD is secured by a second mortgage on the Company’s Salem, New Hampshire facility. The Company has the right to elect to make the monthly required payments on the secured convertible notes (including principal-and interest) in the form of shares of common stock, determined based on the $1.10 conversion price. The Company also issued to the holders immediately exercisable warrants to purchase an aggregate of 100,000 shares of common stock at $1.38 per share, 66,000 shares of common stock at $1.60 per share, and 24,000 shares of common stock at $1.71 per share. The warrants expire seven years from the date of issuance. The aggregate purchase price of the secured convertible notes and warrants of $1,000,000 was allocated between the secured convertible notes, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the secured convertible notes, common stock beneficial conversion option and warrants was $585,300, $261,100 and $153,600 respectively. The difference between the aggregate face amount of the secured convertible notes of $1,000,000 and the aggregate purchase price of the secured convertible notes of $585,300 was recorded as a debt discount and is being amortized over the life of the convertible notes. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.89%; an expected life of seven years; and an expected volatility of 108.29% with no dividend yield. The Company recorded additional debt discount of approximately $40,000 related to the July and August Amendment and Waiver Agreements discussed above.

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

As of September 30, 2005, $906,250 was outstanding under the convertible note of which $375,000 has been classified as short-term debt and $531,250 as long-term debt reported net of $252,489 related to unamortized debt discount based upon beneficial conversion rights and warrants. The interest rate on the note at September 30, 2005 was 8.75%.

Each of the convertible notes related to Laurus Master Fund, LTD contain anti-dilution rights. These rights, unless waived, allow for a reduction in conversion price if subsequent equity-related transactions, such as issuance of convertible debt or sale of common stock, are priced below the conversion prices of existing convertible debt agreements with Laurus Master Fund LTD. On December 8, 2004, Laurus Master Fund, LTD and Smithfield Fiduciary LLC waived all anti-dilution rights in connection with the convertible note issued on the same date.

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

The Company and one of its subsidiaries, StockerYale Canada, Inc. (the “Subsidiary”), entered into an Offer of Financing (the “2005 Agreement”) with the National Bank of Canada (the “Bank”) on March 22, 2005. The 2005 Agreement amends that certain Offer of Financing among the same parties dated March 19, 2004 in its entirety. For purposes of the following, all amounts reported in U.S. currency have been converted from Canadian currency at the September 30, 2005 rate of C$.85 per U.S. dollar.

Under the 2005 Agreement, the Bank will continue to extend a credit facility in the amount of C$2,500,000 ($2,135,500 US) to the Subsidiary with a variable rate of interest on the amounts advanced to the Subsidiary under such facility at the Canadian prime rate plus 2%. The Bank renewed the existing term loan to the Subsidiary in the amount of approximately C$1,166,666. This term loan bears interest on a variable basis at the Canadian prime rate plus 2.75% and will expire on June 26, 2008. Pursuant to the 2005 Agreement, the Bank agreed to increase the existing term loan to $2,000,000 ($1,708,400 US) and to extend the term of such loan should the Company achieve certain specified financial targets, among other things.

Under the 2005 Agreement, as partial security for the existing credit facility and the existing term loan, the Company renewed its obligation to fund the Subsidiary’s deficits if requested to do so by the Bank and agreed to subordinate to the Bank its advances made to the Subsidiary.

Under the 2005 Agreement, the Subsidiary agreed to maintain net worth greater than or equal to C$9,250,000 as of the end of each quarter, from and after December 31, 2004. In addition to agreeing to limit its capital expenditures to a maximum C$75,000 from and after January 1, 2005 as well as limiting its inventory levels, the Subsidiary also agreed to maintain certain ratios involving working capital, net worth and minimum coverage as of the end of each quarter from and after December 31, 2004 for the duration of the 2005 Agreement, with the exception of the minimum coverage ratio, which is in effect from and after December 31, 2005. On March 22, 2005, the Company entered into another amended agreement with the National Bank of Canada that maintains the line of credit of C$2,500,000 ($2,135,500 US, converted at the September 30, 2005 rate of $.85) and the five-year term note of C$2,000,000. The amended agreement reduced the net worth covenant from C$10,000,000 in the prior amended agreement to C$9,250,000 in the March 22, 2005 agreement. The amended agreement also requires the Company to achieve specific net profit targets throughout 2005.

As of September 30, 2005, C$2,250,000 ($1,921,950 US) was outstanding under the line of credit and C$802,500 ($685,495 US) was outstanding under the term note. As of September 30, 2005, the interest rate on the line of credit and the term note were 6.50% and 7.25%, respectively and principal payments are C$19,167 a month ($16,372 US).

(12) EQUITY

Stock and Warrant Purchase Agreement

On August 12, 2005 and August 16, 2005, in conformance with the terms of separate Stock and Warrant Purchase Agreements, the Company issued and sold in a private placement (the “August 2005 Financing”) (i) 2,222,222 shares of the Company’s common stock to an existing institutional investor at a per share price of $0.90 and a warrant to purchase an aggregate of 740,741 shares of common stock at a per share exercise price of $1.17, and (ii) 625,000 shares of the Company’s Common Stock to another existing institutional investor at a per share price of $0.80 and a warrant to purchase an aggregate of 156,250 shares of common stock at a per share exercise price of $1.17. The Company received gross proceeds of approximately $2,500,000 in the private placement. The warrants expire on the fifth anniversary of the date of issuance. The shares of common stock and the warrants were issued in conformance with the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 under Section 4(2). The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.89%; an expected life of seven years; and an expected volatility of 108.29% with no dividend yield. The fair value of the warrants was calculated as $620,000

On October 17, 2005, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for the resale of 1,315,612 shares of common stock issued and sold by the Company and 3,095,906 shares of common stock issuable upon exercise of Warrants in order to fulfill its contractual obligations to the selling stockholders contained in the agreements relating to the August 2005 Financing, the August 2005 Amendments, the July 2005 Amendments and the Eureka May 2005 Financing as described above and in Note 11.

(13) ASSET IMPAIRMENT

The Company wrote down the value of its New Hampshire corporate headquarters and manufacturing facility to market value through a non-cash charge of $618,000. The Company believed that the carrying value of the facility to be in part impaired due to local real estate market conditions using fair value estimates provided by local real estate professionals. The Company further based its belief in part on the termination of its April 2005 agreement to sell and leaseback the facility. The Company had entered into a Purchase and Sales Agreement with a buyer. The charge was computed using fair value estimates based on the Purchase and Sales Agreement and the fair value estimates. There were no other components to this impairment charge.

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

The Company’s current forecast for 2005 calls for increased revenues, reduced operating costs, and the pursuit of additional sources of funds to finance operations through the end of 2005. The Company can give no assurances as to the timing or terms of such financing arrangements, assuming it is able to consummate one or more funding options. If the Company is unable to raise sufficient funds by the end of 2005, it will need to implement further cost reduction strategies, and the Company may not have adequate capital to sustain its current operations. Financing options in process or under consideration are the restructuring of debt, sale/leaseback of real estate and/or a private placement of equity/debt securities. The Company expects to close one or more of these financing options in 2005.

CALENDAR QUARTERS ENDED SEPTEMBER 30, 2005 AND 2004

Net Sales

Revenues for the third quarter of 2005 increased 3% to $5.0 million from $4.9 in the third quarter of 2004. Higher specialty optical fiber shipments continue to offset declining revenue in the illumination segment and drive revenue growth.

Gross Profit

Gross profit for the quarter increased 7% to $1.6 million from $1.5 million in the comparable quarter of 2004. The increase in gross profit resulted from the combination of higher sales and a significant improvement in gross margin. The gross margin as a percentage of sales increased from 30% in the third quarter of 2004 to 32% in the third quarter of 2005 as the result of selling higher margin products and material cost reductions.

Operating Expenses

Operating expenses decreased 18% to $2.7 million compared to $3.3 million the third quarter of 2004. The decrease is primarily due to the reduction of professional fees; legal, accounting and consultants.

Research and development expenses of $774,000 reported in the third quarter of 2005 were 7% less than the third quarter of 2004 due to implementation of cost reductions and selling expenses increased 5% to $707,000 compared to $676,000 in the third quarter of 2004 due to increased activity.

Non-Operating Expenses

Non-operating expenses increased $79,000 or 11% during the quarter principally due to higher interest charges of $41,000 resulting from the increase in interest rates and interest charges relating to the new noted issued May 12, 2005.

Net Income (Loss)

The net loss for the third quarter of $1.9 million was $0.6 million or 25% less than the comparable quarter of 2004 due to higher margins and lower operating expenses.

Provision (Benefit) for Income Taxes

The Company’s historical operating losses raise doubt as to its ability to realize the benefits of its deferred tax assets. As a result, management has provided a valuation allowance for the net deferred tax assets that may not be realized.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Net Sales

For the nine months ended September 30, 2005 net sales increased 6% to $14.3 million from $13.5 million in the comparable period of 2004. Increases in laser and specialty optical fiber shipments drove revenue growth.

Gross Profit

Gross profit for the nine-month period increased 25% to $4.9 million from $3.9 million for the comparable period of 2004. The increase in gross profit resulted from the combination of higher sales and a significant improvement in gross margin. The gross margin as a percentage of sales increased from 29% in 2004 to 34% in 2005 as the result of higher contribution margin resulting from higher revenue versus fixed costs, selling higher margin products and material cost reductions.

Operating Expenses

Operating expenses increased 2% to $9.0 million compared to $8.8 million for the comparable period of 2004. The increase primarily resulted from the non-recurring non-cash asset impairment charges. Excluding the asset impairment charge, operating expenses have decreased 5% to $8.3 million as the results of cost reduction programs, primarily in research and development have offset increased selling expenses.

Research and development expenses of $2.4 million reported in the first nine months of 2005 were 1% lower than those of 2004 due to implementation of cost reduction programs and selling expenses increased 4% to $2.2 million compared to $2.1 million in the first nine months of 2004 due to increased activity.

Non-Operating Expenses

Non-operating expenses decreased $1.4 million or 39% principally due to declining non-cash debt acquisition and debt discount amortization expenses. Interest expense was $640,000 in 2005 or 16% higher than the $550,000 paid in 2004 mainly due to higher interest rates and a higher debt balance.

Net Income (Loss)

The net loss for the nine-month period was $ 6.3 million versus $8.5 million in the comparable 2004 period. The change results primarily from an increase in revenue, a $483,000 decrease in operating expenses, excluding the asset impairment charge of $618,000, and $1.5 million reduction in debt acquisition and debt discount amortization expenses.

Provision (Benefit) for Income Taxes

The Company’s historical operating losses raise doubt as to its ability to realize the benefits of its deferred tax assets. As a result, management has provided a valuation allowance for the net deferred tax assets that may not be realized.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, the Company was in compliance with all provisions of its loan agreements.

For the nine-month period ended September 30, 2005, cash decreased $2.2 million. Cash used in operating activities was $4.9 million, which resulted primarily from an operating loss of $6.3 million, partially offset by $4.0 million of non-cash charges for depreciation, amortization, a loss on asset disposal and impairment.

The Company raised $2.5 million in proceeds from the sale of common stock (Note 12) and received $1.5 million from the issuance of new debt securities (Note 11). Financing options in process or under consideration are the restructuring of debt, sale/leaseback of real estate and/or a private placement of equity/debt securities. The Company expects to close one or more of these financing options in 2005.

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

During the first nine months of the year, the Company paid $1.1 million in principal payments on the Laurus Fund notes and $0.2 million in other debt obligations.

The Company’s investing activities used $111,000 related to capital expenditures in Montreal, Singapore and Salem, New Hampshire for the nine-month period ended September 30, 2005.

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

As of September 30, 2005, we had cash and cash equivalents of approximately $1,894,000. In August 2005, we completed the sale in a private placement of 2,847,222 shares of our Common Stock to The Eureka Interactive Fund Limited and to Van Wagoner Crossover Fund for aggregate gross proceeds of $2,500,000. We need to raise additional capital and such capital may not be available on favorable terms or at all. If we do not raise additional capital, our business may not continue as a going concern. We are currently pursuing several financing options, including the possible sale of additional equity securities, debt financings and the sale of real estate. Even if we do find outside funding sources, we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions that may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional equity securities. If we experience difficulties raising money in the future, our business and liquidity will be materially adversely affected.

Failure to comply with credit facility covenants may result in an acceleration of substantial indebtedness.

Our financing agreements with National Bank of Canada and Laurus Master Fund require us to comply with various financial and other operating covenants, such as maintaining a certain level of working capital and net worth, limiting our capital expenditures and meeting certain financial coverage ratios and maximum inventory levels. If we breach our financing agreements with National Bank of Canada and Laurus Master Fund, a default could result. A default, if not waived, could result in, among other things, all or a portion of our outstanding amounts becoming due and payable on an accelerated basis, which would adversely affect our liquidity and our ability to manage our business.

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

Beginning in May 2005, three putative securities class action complaints were filed in the United States District Court for the District of New Hampshire against us and several of our current and former directors and officers, purportedly on behalf of certain of the Company’s shareholders. The complaints, which assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, allege that certain disclosures made by us in press releases dated April 19, 2004 and April 21, 2004 were materially false or misleading. The complaints seek unspecified damages, as well as interest, costs, and attorneys fees. The three complaints were consolidated into one action and assigned to a single federal judge. The Court also appointed a group of lead plaintiffs and plaintiffs’ counsel, who recently filed a consolidated amended complaint to supercede the previously filed complaints. The consolidated amended complaint asserts claims under Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder.

Additionally, on June 17, 2005, a purported shareholder derivative action was filed in the United States District Court for the District of New Hampshire against us (as a nominal defendant) and several of our current and former directors and officers. The plaintiff derivatively claims breaches of fiduciary duty by the defendant directors and officers in connection with the disclosures made by us in press releases dated April 19, 2004 and April 21, 2004, the awarding of executive bonuses, and trading in Company common stock while allegedly in possession of material, non-public information. Plaintiff did not make pre-suit demand on the Board of Directors prior to commencing this derivative action. Upon the joint motion of the parties to the derivative action, the court has stayed the derivative action indefinitely. However, the derivative action may be revived upon the motion of any party.

We intend to vigorously contest the allegations in the securities and derivative complaints. However, due to the preliminary nature of these cases, we are not able to predict the outcome of this litigation or the application of, or coverage provided by, our insurance carriers. There is no assurance we and our current and former directors and officers will prevail in defending these actions or that our insurance policies will cover all or any expenses or financial obligations arising from the lawsuits. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable settlement or coverage from our insurance carriers, we could be liable for large damage awards that could have a material adverse effect on our business, results of operations and financial condition. The Company believes it has adequate insurance coverage for these expenses.

A small number of affiliated stockholders control more than 10% of our stock.

Our executive officers and directors as a group own or control approximately thirteen percent (13%) of our common stock. Accordingly, these shareholders, if they act together, will be able to influence our management and affairs and all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may have the effect of delaying or preventing a change in control of our company and might adversely affect the market price of our common stock.

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

On May 25, 2005, we received a notice from the NASDAQ Stock Market indicating that we are not in compliance with NASDAQ Marketplace Rule 4450(a)(5) (the “Minimum Bid Price Rule”) because, for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share. In accordance with NASDAQ Marketplace Rule 4450(e)(2), we were provided 180 calendar days, or until November 21, 2005, to regain compliance with the Minimum Bid Price Rule. This notification has no effect on the listing of our common stock at this time.

The Company’s bid price closed 13 consecutive days at $1.00 or more between September 21, 2005 and October 7, 2005 and on October 12, 2005 we received a notice from NASDAQ’s stating that we have achieved compliance with the Minimum Bid Price Rule. On November 1, 2005, the closing price of our common stock was again at $1.00. As of November 8, 2005 the closing price of our common stock was $0.95.

In the event that we again receive notice that our common stock is being delisted from the Nasdaq Stock Market, NASDAQ rules permit us to appeal any delisting determination by the NASDAQ staff to a Nasdaq Listings Qualifications Panel. In addition, in the event that such a delisting determination was based solely on non-compliance with the Minimum Bid Price Rule, NASDAQ may permit us to transfer our common stock to the NASDAQ Small Cap Market if we satisfy all criteria for initial inclusion on such market other than compliance with the Minimum Bid Price Rule. In the event of such a transfer, we would have an additional 180 calendar days to comply with the Minimum Bid Price Rule in order to remain on the NASDAQ Small Cap Market.

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

We distribute and sell some of our products internationally, and our success depends in part on our ability to manage our international operations. Sales outside the United States accounted for 49% of our total revenue for the year ended December 31, 2004 and 48% in the first nine months of 2005. We are subject to risks associated with operating in foreign countries, including:

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on management’s evaluation (with the participation of the Company’s principal executive officer and principal financial officer) as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that the information is accumulated and communicated to its management, including to its principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported by the Company in its quarterly report on Form 10-QSB for the fiscal quarter ended June 30, 2005, beginning in May 2005, three putative securities class action complaints were filed in the United States District Court for the District of New Hampshire against us and several of our current and former directors and officers, purportedly on behalf of certain of the Company’s shareholders. The complaints, which assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, allege that certain disclosures made by us in press releases dated April 19, 2004 and April 21, 2004 were materially false or misleading. The complaints seek unspecified damages, as well as interest, costs, and attorneys fees. The three complaints were consolidated into one action and assigned to a single federal judge. The Court also appointed a group of lead plaintiffs and plaintiffs’ counsel, who recently filed a consolidated amended complaint to supercede the previously filed complaints. The consolidated amended complaint asserts claims under Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder.

Additionally, on June 17, 2005, a purported shareholder derivative action was filed in the United States District Court for the District of New Hampshire against us (as a nominal defendant) and several of our current and former directors and officers. The plaintiff derivatively claims breaches of fiduciary duty by the defendant directors and officers in connection with the disclosures made by us in press releases dated April 19, 2004 and April 21, 2004, the awarding of executive bonuses, and trading in Company stock while allegedly in possession of material, non-public information. Plaintiff did not make pre-suit demand on the Board of Directors prior to commencing this derivative action. Upon the joint motion of the parties to the derivative action, the Court has stayed the derivative action indefinitely. However, the derivative action may be revived upon the motion of any party.

We intend to vigorously contest the allegations in the securities and derivative complaints. However, due to the preliminary nature of these cases, we are not able to predict the outcome of this litigation or the application of, or coverage provided by, our insurance carriers. There is no assurance we and our current and former directors and officers will prevail in defending these actions or that our insurance policies will cover all or any expenses or financial obligations arising from the lawsuits. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable settlement or coverage from our insurance carriers, we could be liable for large damage awards that could have a material adverse effect on our business, results of operations and financial condition.

The Company is not currently involved in any other legal proceedings.

ITEM 2. UNREGISTED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2005, we made no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

ITEM 6. EXHIBITS

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCKERYALE, INC.

Date: November 14, 2005	By:	/s/ MARK W. BLODGETT
Mark W. Blodgett President, Chief Executive Officer and Chairman of the Board

Date: November 14, 2005	By:	/s/ MARIANNE MOLLEUR
Marianne Molleur Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Stock and Warrant Purchase Agreement, dated August 16, 2005, by and between the Registrant and Van Wagoner Crossover Fund is incorporated herein by reference to Exhibit 10.11 of the Registrant’s registration statement on Form S-3 filed May 16, 2005 (File No. 333-129065).

10.2	Common Stock Purchase Warrant, dated August 16, 2005, issued by the Registrant to Van Wagoner Crossover Fund is incorporated herein by reference to Exhibit 10.12 of the Registrant’s registration statement on Form S-3 filed May 16, 2005 (File No. 333-129065).

10.3	Amendment No. 1 dated August 26, 2005 to the Senior Promissory Note dated May 12, 2005 issued by the Registrant to Eureka Interactive Fund Limited.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.