Form 10KSB
period 2005-12-31
STOCKERYALE INC
filed 2006-03-31
CIK 94538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Issuer’s revenues for its most recent fiscal year: $16,203,000.

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of March 27, 2006, based upon the closing price of such stock on that date, was $23,001,249.

The number of shares of the issuer’s common stock outstanding as of March 27, 2006 was 28,466,186.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission for the issuer’s 2006 Special Meeting in lieu of Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):    Yes ☐    No ☒

STOCKERYALE, INC.

ANNUAL REPORT ON FORM 10-KSB

YEAR ENDED DECEMBER 31, 2005

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Risk Factors” in Item 6 of this report, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this report and presented elsewhere by management. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. The company does not undertake any obligation to update forward-looking statements.

PART I

Item 1.	DESCRIPTION OF BUSINESS

BUSINESS OF ISSUER

StockerYale, Inc. is an independent designer and manufacturer of structured light lasers, LED modules, and fluorescent lighting products, as well as specialty optical fibers and phase masks for industry-leading original equipment manufacturers (OEMs). Through this diverse product mix, the company serves a wide range of markets including the machine vision, industrial inspection, defense, telecommunications, sensors, and medical markets.

StockerYale was incorporated on March 27, 1951 under the laws of the Commonwealth of Massachusetts. In December 1995, the company completed the registration of its common stock with the U.S. Securities and Exchange Commission and its common stock now trades on the NASDAQ National Market under the trading symbol “STKR.”

PRINCIPAL PRODUCTS AND MARKETS

We operate within two segments, illumination products and optical components. Illumination products include the Lasiris™ brand of diode laser modules, extremely bright LED illuminators, and fluorescent lighting products for the machine vision, semiconductor, industrial inspection, defense and security, and medical industries. The optical components segment includes specialty optical fibers and phase masks for the telecommunications, defense, sensors, and medical markets.

Illumination Products

We are a leading developer and manufacturer of specialized illumination products for the inspection, machine vision, medical, and military markets utilizing fluorescent, structured light laser, and light emitting diode (LED) technologies. We differentiate ourselves from many of our competitors by delivering custom designed lighting solutions that can operate as a stand-alone illumination source or as an integral component of a larger OEM system.

On December 20, 2005, management and our Board of Directors approved the exit of certain of our mature product lines, specifically our fiber optic illumination and galvanometers lines. The fiber optic illumination operation consisted of products that provide shadow-free, glare-free, cool illumination by way of a halogen light source (the fiber optic illuminator) and the fiber optic light guides that carry illumination output to the intended location. The galvanometer operation consisted of the manufacture at our Salem, New Hampshire facility of galvanometers used as positioning elements in opto-mechanical systems.

We have over 20 years of experience designing and manufacturing high-quality fluorescent illumination products that are primarily used in microscopy and machine vision applications. Our Lasiris™ brand laser pattern projectors are used in the industrial inspection and 3-D machine vision industries and have most recently been introduced into the medical and military industries for specialized applications. Our patented optical lens produces a non-Gaussian (evenly illuminated) distinct laser line or a more complex laser light pattern that maintains a consistent intensity along the length and height of the projection. Our lasers are electrostatic discharge (ESD) protected, feature interchangeable head patterns, and some meet Class II eye safety ratings. By applying nine years of electro-optic R&D experience, we offer custom designed laser pattern projectors that meet even the most stringent requirements.

Lasers are used for contour mapping of parts, surface defect detection, depth measurements, guidelines, edges detection and alignment. For example, in machine vision applications, structured light lasers may be used on systems recording the gap and flushness between car body components. In industrial inspection applications, these products are used to screen parts that do not conform to specifications, i.e. defective parts.

Our fluorescent illuminators provide the critical lighting needs for a diverse range of microscopes and cameras that are widely used for inspection in the semiconductor and disk drive manufacturing industries, as well as machine vision applications. We have the most comprehensive line of fluorescent products available, and we believe that our Model 10 circular fluorescent microscope illuminators (CFMI) are the world’s leading microscope illuminators. We also custom design fluorescent illumination systems to meet customers’ exact lighting requirements.

For customers looking for a compact, long-lasting illumination source, we offer LED lighting systems. Our patented, state-of-the-art, chip-on-board LED units offer greater brightness versus standard LEDs, draw less power and are not subject to the influences of oxidation that other lighting technologies endure, resulting in a life span of over 60,000 hours. Furthermore, because of the intrinsic characteristics of LEDs, which can be engineered into virtually any geometric configuration, our LEDs are ideal for specialized illumination applications within the semiconductor, electronics, and medical industries which require the properties and benefits that only LEDs can deliver.

Optical Components

We are an independent designer and manufacturer of specialty optical fiber and phase masks, items which are primarily used by manufacturers of fiber optic sensors, fiber optic gyroscopes (FOGs), fiber lasers and telecommunications equipment.

Optical fibers can be categorized as either long-haul fibers or as specialty optical fibers (SOF). Long-haul fibers serve to transport optical signals over distances (up to many tens or hundreds of kilometers) and are low-cost, commoditized, high-volume products. Specialty optical fibers on the other hand provide a specific photonic function in optical systems, networks and components, and are high-cost, high-value, low-volume products. Our specialty optical fibers fall into a handful of broad categories: rare-earth doped fibers, polarization maintaining fibers, bend insensitive fibers, select cut-off fibers, polyimide-coated fibers and photosensitive fibers. Rare-earth doped fibers provide the light amplification medium in optical amplifiers and fiber lasers; our erbium-doped fiber is the key component in erbium-doped fiber amplifiers (EDFAs) for telecommunications networks, while our ytterbium-doped fiber is the key component in ytterbium-doped fiber lasers (used in laser marking and industrial welding applications). Our polarization maintaining fibers are used in fiber optic gyroscopes (FOGs), which are acceleration sensors that serve in a variety of aerospace and military applications. Bend insensitive fiber is used in devices such as fiber optic hydrophones, which detect acoustic waves in marine applications (military, oil exploration). Select cut-off fibers are used for linking components to optical networks and for coupling laser light into optical devices. Due to the high heat resistance and chemical resistance of polyimide, our polyimide-coated fiber is deployed in harsh environments, such as oil well monitoring and exploration, and in medical devices. Photosensitive fiber is used in the fabrication of fiber Bragg gratings (FBGs), which are optical filters used in optical networks and many types of fiber sensors, amplifiers and lasers, to select and/or stabilize wavelengths. We are involved in the development of custom-designed application-specific fibers. The development of such fibers is often financed by the customer.

We also manufacture high-output, 0.66 and 0.55 numerical aperture (N.A.) glass fiber, in addition to polymer clad fused silica (quartz) fiber that is used in fiber optic components, providing customers with the lighting solution that best fits their application. Our illumination fiber is produced in our Salem, New Hampshire drawing facility.

We are a leading supplier of phase masks. Phase masks are high precision diffraction gratings that are an enabling technology in the production of fiber Bragg gratings (FBGs). FBGs offer a passive fiber-based means of filtering and stabilizing wavelengths in optical networks and various fiber devices. We often sell both phase masks and photosensitive fiber to FBG manufacturers.

MARKETING AND DISTRIBUTION

Our products are sold to over 2,000 customers, primarily in North America, Europe and the Pacific Rim. We sell directly to, and work with, a group of approximately 50 distributors and machine vision integrators to sell our specialized illumination products. Our sales organization sells optical components directly to OEM customers. Advertising expenses for the years ended 2005 and 2004 were approximately $283,000 and $297,000.

COMPETITION AND COMPETITIVE POSITION

We compete with a number of firms in the design and manufacture of our specialized illumination and sub-component products. Some competitors have greater resources than us, and as a result, may have competitive advantages in research and development as well as in sales and distribution.

We are considered the leading manufacturer of structured laser pattern projectors in terms of both market share and quality. We compete against Power Technology, Inc. in the United States, Schafter & Kirchoff GMBH in Europe and several other smaller laser manufacturers.

In the industrial fluorescent lighting market, we have two primary competitors, MicroLite and Techni-Quip Corporation. MicroLite markets a product similar in appearance to our circular fluorescent microscope illuminator. Techni-Quip Corporation offers industrial fluorescent lighting as part of its product line but as a whole, its lighting product line is limited and represents a small percentage of that company’s total business.

Our specialty optical fiber capability includes specialty optical fibers (SOF) for the defense, security, utility and telecommunications industries. We made substantial capital investments in plant and equipment in connection with our development of a complete line of specialty optical fibers (SOF). The SOF market has consolidated and market demand is increasingly driven by defense and telecommunications applications. Our major competitors are OFS, Fibercore, Nufern and Corning.

RAW MATERIALS

The raw materials and components used in our products are purchased from a number of different suppliers and are generally available from several sources. Some of our principal suppliers include: Avnet Electronics, DIACARB, LCD Lighting, and KC Precision Machining. Avnet Electronics is a major supplier of diodes for our products. DIACARB and KC Precision provide machined parts, and LCD Lighting supplies us with light bulbs for our illumination products. Avnet Electronics and DIACARB are located in Canada. LCD Lighting and KC Precision are located in the United States.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

Our customer base consists of more than 2,000 customers in various industries worldwide. One customer, Perceptron, Inc., represented approximately 14% of our total net revenue in 2005. Our top ten customers represented approximately 39% and 53% of total net revenue in 2005 and 2004.

PATENTS AND TRADEMARKS

We hold patents in the United States and Ireland and are in the process of entering the national stage in the United States under our international application based on the priority Irish patent. We have filed additional patent applications in the United States, Canada, Europe and Japan. StockerYale (IRL), Ltd., one of our subsidiaries, holds a patent on a method for attaching semiconductor chips and has applied for two patents in the United States, Canada and Europe on new LED ring light and line light technologies. StockerYale Canada, another subsidiary of ours, holds exclusive rights to three patents in the United States and one patent in Canada through licensing agreements.

We have four patents relating to fundamental technological devices and methodologies used to achieve low-cost fluorescent light dimming that expire on August 18, 2009, August 24, 2010, September 6, 2011 and September 13, 2011. StockerYale Canada’s patents consist of four patents for lenses, which expire on May 2, 2006, November 27, 2007, June 4, 2013 and December 15, 2015. We believe that patents are an effective way of protecting our competitive technological advantages, and consider our patents to be a strong deterrent against unauthorized manufacture, use and sale of our products and key product attributes. There can be no assurance, however, that a patent will be issued with respect to our pending patent applications or that our patents or license rights will provide meaningful protection for us.

We also rely upon trade secret protection for our confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to and use or disclose our trade secrets or that we can meaningfully protect our trade secrets.

We hold rights in certain trademarks to protect our brand name recognition in various markets. Because of our long history and reputation for designing and manufacturing high quality products, trademark protection enhances our position in the market.

RESEARCH AND DEVELOPMENT

We intend to continue to invest significant amounts in research and development for new products and for enhancements to existing products. Our research and development expenditures were $3.3 million, or 20% of net revenues, in 2005 and $3.4 million, or 24% of net revenues, in 2004.

COMPLIANCE WITH ENVIRONMENTAL LAWS

We are subject to evolving federal, state and local environmental laws and regulations. Compliance with such laws and regulations in the past has had no material effect on our capital expenditures, earnings or competitive position. We believe that we comply in all material respects with existing environmental laws and regulations applicable to us. Compliance with environmental laws and regulations in the future may require additional capital expenditures, and we expect that in the foreseeable future such capital expenditures will be financed by cash flow from operations.

EMPLOYEES

As of February 28, 2006, we employed approximately 147 people, four of whom were part-time employees. None of our employees is represented by a labor union and we believe that we have good relations with our employees.

WHERE YOU CAN FIND MORE INFORMATION

We maintain a website at www.stockeryale.com. We make available through our website, free of charge, our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the Securities and Exchange Commission. We also similarly make available, free of charge through our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act. We are not including the information contained at www.stockeryale.com or at any other Internet address as part of, or incorporating it by reference into, this Annual Report on Form 10-KSB.

Item 2.	DESCRIPTION OF PROPERTIES

Our corporate headquarters are located at 32 Hampshire Road in Salem, New Hampshire. The Salem property also contains office space, research and development laboratories, and manufacturing space for the specialty optical fiber products segment. On December 30, 2005, we closed the sale and leaseback of the Salem real estate and building for $4,700,000 in gross proceeds. We paid a security deposit in the amount of $770,500. We lease back from the new owner of the Salem property approximately 32,000 square feet for an initial term of five years at a rental rate of $192,000 per year and an additional 63,000 square feet at a rental rate ranging from approximately $220,500 to $315,000 per year in base rent, plus a pro rata share of all operating expenses. We intend to sublease to a third party all or part of the 63,000 square feet of space. Under the terms of the lease, should an opportunity to sublease the space to a third party arise, we will enter into a sublease agreement with the third party or the owner will enter into a direct lease with the third party. We have the option to extend the initial term of the lease with respect to the 32,000 square feet of space and with respect to the 63,000 square feet of space for an additional term of five years.

Our Canadian subsidiary, StockerYale Canada, Inc., conducts research and development, manufacturing, sales and administration from a property located at 275 Kesmark Street, Montreal, Quebec, Canada. On December 20, 2005, StockerYale Canada sold the Montreal property to a buyer for Cdn. $4,150,000 in gross proceeds. StockerYale Canada leases back 59,433 square feet of the Montreal property from the new owner for an initial term of ten years. StockerYale Canada paid a security deposit in the amount of Cdn. $502,915. The rent during the ten-year term ranges from approximately Cdn. $416,031 to Cdn. $469,521 per year plus all operating costs. StockerYale Canada has the option to extend the initial term of the lease for an additional term of five years.

StockerYale (IRL) Ltd., another wholly owned subsidiary of ours, leases approximately 5,900 square feet of space in Cork, Ireland for a monthly rental amount of approximately $13,000. StockerYale (IRL) Ltd. has exercised its right to terminate the lease on September 15, 2006.

Our facilities are generally operated on the basis of one shift per day, five days per week. Management considers the facilities to be in generally good condition and adequately maintained and insured, and sufficient to satisfy our needs for the foreseeable future.

Item 3.	LEGAL PROCEEDINGS

Beginning in May 2005, three putative securities class action complaints were filed in the United States District Court for the District of New Hampshire against us and Mark Blodgett, our President, Chief Executive Officer and Chairman of the Board, Lawrence Blodgett, a former director, Frances O’Brien, our former Chief Financial Officer, Richard Lindsay, our former Chief Financial Officer, and Ricardo Diaz, our former Chief Operating Officer, purportedly on behalf of some of our shareholders. The complaints, which assert claims under the Exchange Act, allege that some disclosures made by us in press releases dated April 19, 2004 and April 21, 2004 were materially false or misleading. The complaints seek unspecified damages, as well as interest, costs, and attorneys fees. The three complaints were consolidated into one action and assigned to a single federal judge. The court also appointed a group of lead plaintiffs and plaintiffs’ counsel, who recently filed a consolidated amended complaint to supersede the previously filed complaints. Mr. Lindsay is not named as a defendant in the amended complaint; therefore, he is not a party to the currently pending proceeding. The consolidated amended complaint asserts claims under Sections 10(b), 20(a), and 20A of the Exchange Act, and Rule 10b-5 promulgated thereunder. On January 31, 2006, we and the individual defendants moved to dismiss all claims asserted against us in the consolidated amended complaint. The court has not yet ruled on those motions.

Additionally, on June 17, 2005, a purported shareholder derivative action was filed in the United States District Court for the District of New Hampshire against us (as a nominal defendant) and Mark Blodgett, our

President, Chief Executive Officer and Chairman of the Board, Lawrence Blodgett, a former director, and Steven Karol, Dietmar Klenner, Raymond Oglethorpe and Mark Zupan, all of whom are current directors of the company. The plaintiff derivatively claims breaches of fiduciary duty by the defendant directors and officers in connection with the disclosures made by us in press releases dated April 19, 2004 and April 21, 2004, the awarding of executive bonuses, and trading in our common stock while allegedly in possession of material, non-public information. Plaintiff did not make pre-suit demand on the Board of Directors prior to filing this derivative action. Upon the joint motion of the parties the court has stayed the derivative action indefinitely. However, the derivative action may be revived upon the motion of any party.

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

We are party to various legal proceedings generally incidental to our business. Although the disposition of such legal proceedings cannot be determined with certainty, it is our opinion that any pending or threatened litigation will not have a material adverse effect on our results of operations, cash flow or financial condition.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

Item 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our common stock is currently traded on the NASDAQ National Market under the symbol “STKR”. As of February 28, 2006, there were approximately 237 holders of record of our common stock. The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported on the NASDAQ National Market.

	High	Low
Year Ended December 31, 2005:
October 1, 2005 through December 31, 2005	$1.15	$0.83
July 1, 2005 through September 30, 2005	1.15	0.71
April 1, 2005 through June 30, 2005	1.23	0.66
January 1, 2005 through March 31, 2005	1.38	0.83
Year Ended December 31, 2004:
October 1, 2004 through December 31, 2004	$1.49	$1.02
July 1, 2004 through September 30, 2004	2.14	0.86
April 1, 2004 through June 30, 2004	7.75	0.96
January 1, 2004 through March 31, 2004	1.63	0.93

We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. These factors are described in Management’s Discussion and Analysis or Plan of Operation in Item 6 below.

We have not paid or declared any cash or other dividends on our common stock within the last two years. Any future determination as to the payment of dividends will depend upon our results of operations, and on our capital requirements, financial condition and other factors relevant at the time.

Information regarding our equity compensation plans and the securities authorized under the plans is included in Item 11 below.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS FOR 2005 AND 2004

This section contains statements that are forward-looking. These statements are based on expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date of issue. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of issue.

EXECUTIVE SUMMARY

We benefited both from a recovery of the machine vision industry market in 2005 and the introduction of new products, which resulted in a 17% increase in revenues over those reported in 2004. The specialty fiber optics segment of our business is small but growing significantly after being repositioned from serving telecommunications markets to serving the needs of industrial and military applications markets.

Cost savings strategies were implemented during 2004 and 2005, including consolidating operations, personnel and processes. These efforts should realize significant improvement in gross margins early in 2006. Parallel cost savings strategies were also applied to operating expenses but were offset by non-recurring professional fee increases related to legal matters and debt re-financings.

Liquidity improved during the year as a result of our ability to raise additional cash through the refinancing of certain outstanding debt and through the sale of debt and equity securities.

On December 20, 2005, management and the Board of Directors approved the realignment of the company into three core businesses: lasers, LEDs and specialty optical fiber and the exit of certain of our mature product lines, specifically our fiber optic illumination and galvanometers lines and our Singapore subsidiary. The realignment is intended to: (1) accelerate growth of our highest gross margin businesses by better leveraging our technology and products; (2) reduce our overall cost structure; (3) improve our customer focus and responsiveness; and (4) accelerate new product development through more focused R&D efforts.

As a result of this decision, we sold our Asia subsidiary to Radiant Scientific Pte. Ltd., and sold our fiber optic lighting business to Techni-Quip Corp. of Pleasanton, California. The two business units were sold for total consideration of $1.1 million, which included $275,000 in cash, a $250,000 note receivable and the assumption of approximately $570,000 of liabilities. The fiber optic illumination operation consisted of manufactured products that provided halogen lighting through fiber optic light guides. The sale to Radiant, which was founded by our Singapore management team, was structured as a stock sale and the sale to Techni-Quip was in the form of an asset sale. In addition, we agreed to supply specialty fiber products to Techni-Quip over a five-year period with a minimum total value of $275,000 and a maximum total value of $550,000.

The galvanometer operation consisted of the manufacture at our Salem facility of galvanometers used as positioning elements in opto-mechanical systems. We expect to sell or shut down this segment during 2006.

PLAN OF OPERATION

Based upon our current forecast for 2006, we will implement plans to increase margins and reduce inventories and operation expenses, and we intend to pursue various options to supplement additional funds to finance operations through the end of 2006. We can give no assurances as to the timing or terms of such arrangements, assuming we are able to consummate one or more of these options. If we do not achieve these goals in 2006, we will need to implement further cost reduction strategies, and we may not have adequate capital to sustain our current operations.

RESULTS FROM CONTINUING OPERATIONS

NET REVENUE

Net revenues in 2005 increased $2.3 million or 16.5% compared to 2004 led by increased demand for our specialty optical fibers in the optical components segment. This segment increased 98.8% in 2005 as compared to 2004. The illumination segment saw an increase of 11.2%. We will continue to capitalize on differentiation technology capabilities such as the COBRA 500 LED Line Illuminator (awarded the 2004 Photonics Spectra Circle of Excellence Award) that was developed for high-speed inspection scanning applications.

Revenues in 2005 from our optical fiber and sub-component product lines were lower than those of the illumination segment but are showing potential for significant growth in 2006. Our specialty fiber optic products are being positioned towards industrial and military applications, and we have been successful in establishing a mutual distribution agreement with Mitsubishi. We have also begun to supply fiber for the gyroscopes used in missile, naval and satellite navigation systems.

GROSS PROFIT

Gross profit in 2005 increased $1.9 million or 57.6% compared to 2004 with an improvement of gross margin from 23.7% of revenues in 2004 to 32.1% of revenues in 2005. Increased revenues with manufacturing efficiency improvements contributed to the better results from the prior year. We anticipate further improvements in gross margins in 2006 as a result of the implementation of a lean manufacturing initiative and a focus on key operating indicators. Lean manufacturing aims to eliminate waste in every area of the production process.

OPERATING LOSS

The operating loss in 2005 decreased $1.7 million or 20.1% compared to 2004 principally due to the increase of revenues and associated $1.9 million of gross margin and a $1.4 million improvement in general and administrative expenses. A reduction in research and development expenses of $134,000 or 4% compared to 2004 also contributed to the reduction in operating loss recorded in 2005. The reduction resulted from our refocus of our development activities in differentiating technology such as structured light lasers, chip-on-board LED technology, and specialty fibers.

Those improvements were partially offset by a $0.5 million increase in selling expenses and a $1.2 million increase in non-cash asset impairment charges relating to the fair market value of the Salem facility, the sale of our Montreal facility and to certain fixed assets associated with our phase-mask product line.

OTHER INCOME/(EXPENSE)

Other expense in 2005 decreased $0.5 million or 11.0% compared to 2004 mainly due to the $0.7 million decrease in the non-cash amortization of deferred financing cost and discount expenses associated with our convertible debt issuance. Interest expense increased $409,000 from the prior year as the result of an increased level of debt financing, coupled with higher interest rates.

PROVISION (BENEFIT) FOR INCOME TAXES

We have recorded a valuation allowance against our net deferred tax assets after concluding that it is more likely than not that we will not be able to use those deferred tax assets.

DISPOSALS OF ASSETS

We recorded asset impairment charges totaling $913,000 relating to impairments in the carrying values of our headquarters in Salem, New Hampshire, and the building and property located in Montreal, Quebec. The loss for the Salem property was $618,000 and a loss of $295,000 was recorded on the Montreal facility.

LIQUIDITY AND CAPITAL RESOURCES

We improved our balance sheet in 2005 through debt refinancing and raising additional capital through private placements and real property sales. Our December 31, 2005 cash balance of $3.4 million was $0.4 million lower than our cash balance on December 31, 2004. Total net debt decreased by $2.8 million, excluding the financing liability relating to the sale of the Salem facility, which did not qualify for sale-leaseback accounting. The current ratio (the ratio of current assets to short term liabilities) as of December 31, 2005 was 1.22. This was a slight decrease over the December 31, 2004 current ratio of 1.25. Significant items contributing to the improvement in working capital included an increase in receivables balances consistent with the increase in revenues and a reduction in short-term debt during the year from equity and debt financing activities.

Because we were not in compliance with our debt covenants for the National Bank of Canada facility as of December 31, 2005, we entered into a new agreement on March 29, 2006 with the National Bank of Canada under which the bank granted us a temporary waiver regarding our noncompliance as of December 31, 2005. See the section below entitled “Borrowing Agreements” for further detail on the new agreement.

We used $5.5 million of cash for operating activities during 2005 compared to $5.9 million in 2004. Financing activities conducted during 2005 contributed another $1.9 million in cash mainly due to the financing related to the Salem facility of $3.6 million. Significant financing activities included $2.5 million raised through one private placement of our common stock and the issuance of two non-convertible debt instruments with proceeds of $5.5 million offset by a $9.5 million reduction in borrowings. Proceeds from investing activities for the year were $3.5 million mainly from the sale of the Salem and Montreal facilities in December 2005.

Our plans for 2006 are to achieve positive operating cash flow during the second half of the year. We intend to seek additional external capital through equity and/or debt financings and asset sales to fund first half operating losses. If we are unable to raise sufficient funds, we may not have adequate capital to sustain operations.

PRIVATE PLACEMENTS

On December 30, 2005, under the terms of a Securities Purchase Agreement, we issued a secured term note for a total principal amount of $4,000,000, to Laurus Master Fund, Ltd. The note is due on December 30, 2008. We must make monthly payments of principal and interest on the note beginning on April 1, 2006. The outstanding principal on the note accrues interest at an annual rate of 2% above the prime rate, subject to a minimum annual interest rate of 8% (subject to certain adjustments). We may elect to prepay the note provided that (i) if prepayment occurs during the first year of the date of issuance, we will pay a 15% prepayment penalty, (ii) if prepayment occurs during the second year of the date of issuance, we will pay a 10% prepayment penalty and (iii) if prepayment occurs during the third year of the date of issuance, we will pay a 5% prepayment penalty. Proceeds from the loan were used to prepay other outstanding debt.

In connection with the $4,000,000 loan, under the terms of the same Securities Purchase Agreement, we sold and issued to Laurus Master Fund, Ltd. an aggregate of 750,000 shares of common stock at a per share purchase price of $.001, for an aggregate purchase price of $750, related to the prepayment of certain convertible notes. On January 17, 2006, we filed a registration statement on Form S-3 with the Securities and Exchange Commission for the shares. On February 14, 2006 the registration statement was declared effective.

On May 12, 2005, we issued a senior promissory note to Eureka Interactive Fund Limited. The $1,500,000 note was initially due and payable in full on September 12, 2005. On August 12, 2005, pursuant to the terms of a Stock and Warrant Purchase Agreement, we issued and sold to Eureka Interactive Fund Limited 2,222,222 shares of common stock at a per share purchase price of $0.90. Eureka also received warrants to purchase 740,741 shares of common stock with a per share exercise price of $1.17. The warrants expire on the fifth anniversary of the closing date. We received gross proceeds of approximately $2,000,000 in the financing. We intend to use the net proceeds from the financing for working capital and general corporate purposes.

On August 26, 2005, we entered into an amendment to the Eureka note in which the maturity date of the loan was extended to December 31, 2005, and on December 15, 2005, we entered into a second amendment to the Eureka note further extending the maturity date of the note to January 15, 2007. The Eureka note accrues interest on the outstanding principal balance at the rate of 10% per year. The aggregate outstanding principal amount of the Eureka note and accrued interest is payable in equal installments of $50,000 on the 15th day of each month, with the entire balance of unpaid principal and interest due on January 15, 2007. On May 12, 2005, we also issued to Eureka five-year common stock warrants to purchase 250,000 shares at a per share exercise price of $0.90 and on December 15, 2005, we issued additional five-year common stock warrants to purchase 150,000 shares at a per share exercise price of $0.90.

BORROWING AGREEMENTS

We have various debt covenants under our multiple credit facilities. As of December 31, 2005, we were not in compliance with certain financial performance covenants under our National Bank of Canada facility. On March 29, 2006, we entered into a new agreement with the bank under which the bank granted us a temporary waiver regarding our non-compliance. The new agreement with the bank is described below under “National Bank of Canada.”

Laurus Master Fund

We previously issued five secured notes to Laurus Master Fund, Ltd. These notes were issued in September 2003, February 2004, June 2004, December 2004 and December 2005. Smithfield Fiduciary LLC participated as a lender in the June 2004 and December 2004 transactions. During the fourth quarter of 2005, we used the proceeds from the Laurus December 2005 financing and the sale of our Salem, New Hampshire and Montreal facilities to fully pay off the February 2004, June 2004 and December 2004 convertible notes. During the second quarter of 2004, the September 2003 note was fully converted into 2,337,249 shares of common stock and the February 2004 note was partially converted into 1,155,000 shares of common stock. We registered for resale all of the shares of common stock issued in connection with the December 2005 note and underlying the convertible notes and warrants on registration statements filed on Forms S-3. Our accounting treatment for the notes, the shares of common stock and the warrants issued in these transactions, along with further details, is described below.

December 2005

On December 30, 2005, under the terms of a Securities Purchase Agreement, we issued a secured term note for a total principal amount of $4,000,000 to Laurus Master Fund, Ltd. The note is due on December 30, 2008 and the note is collateralized by U.S. accounts receivable, inventory and equipment and a second interest in accounts receivable, inventory and equipment in Montreal, Canada. We must make monthly payments of principal and interest on the note beginning on April 1, 2006. The outstanding principal on the note accrues interest at an annual rate of 2% above the prime rate, subject to a minimum annual interest rate of 8% (subject to certain adjustments). We may elect to prepay the note provided that (i) if prepayment occurs during the first year of the date of issuance, we must pay a 15% prepayment penalty, (ii) if prepayment occurs during the second year of the date of issuance, we must pay a 10% prepayment penalty, and (iii) if prepayment occurs during the third year of the date of issuance, we must pay a 5% prepayment penalty.

Also, under the terms of the Securities Purchase Agreement, we sold and issued to Laurus Master Fund, Ltd. 750,000 shares of common stock at a per share purchase price of $.001, for a combined purchase price of $750, related to the prepayment of certain convertible notes. We recorded debt acquisition costs of $102,650 and a debt discount of $720,000 representing the fair market value of the stock issued. The debt acquisition and debt discount charges are being amortized over the life of the note using the effective interest method.

As of December 31, 2005, $4,000,000 was outstanding under the note, which has been classified as $1,090,909 short-term debt and $2,909,091 long term debt and reported net of $718,839 of unamortized debt discount.

We have registered for resale under the Securities Act of 1933, as required by the agreement, the shares of common stock sold and issued to Laurus Master Fund, Ltd. Because of certain provisions contained in the agreement, we initially classified the amounts allocated to the common stock as a liability. This liability was reclassified to equity on February 14, 2006 when the shares were registered.

In connection with the closing of the sale of the Salem, New Hampshire property and the Montreal property and the transactions under the Securities Purchase Agreement, we repaid in full all outstanding convertible notes.

Amendment and Waiver Agreements

On August 10, 2005, we entered into an Amendment and Waiver with both Laurus Master Fund, Ltd. and Smithfield Fiduciary LLC. Under the terms of the waiver, the parties agreed to defer the payment of principal amounts due and payable by us in August and September 2005 under promissory notes issued to the parties in February, June and December 2004 until the respective maturity dates of the notes. In connection with the August 10th Amendment and Waivers, we issued 225,000 shares of common stock to Laurus Master Fund, Ltd. and 23,684 common shares to Smithfield Fiduciary LLC. Laurus Master Fund, Ltd. and Smithfield Fiduciary LLC each waived all anti-dilution rights in connection with the issuance of the shares of common stock issued on the same date. We recorded additional debt discount of $211,000 relating to the fair value of the common stock issued.

On July 13, 2005, we entered into an Amendment and Waiver with each of Laurus Master Fund, Ltd. and Smithfield Fiduciary LLC in which the parties agreed to defer the payment of principal amounts due and payable by us in July 2005 under certain promissory notes issued to such parties in February, June and December 2004 until the respective maturity dates of such promissory notes. In connection with the July 13th Amendment and Waivers, we issued (i) a warrant to Laurus Master Fund, Ltd. to purchase 150,000 shares of common stock with an exercise price of $0.80 per share, and (ii) a warrant to Smithfield Fiduciary LLC to purchase 18,621 shares of common stock with an exercise price of $0.80 per share. Laurus Master Fund, Ltd. and Smithfield Fiduciary LLC each waived all anti-dilution rights in connection with the issuance of the shares of common stock on the same date. We recorded additional debt discount of $110,000 using the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk free interest rate of 2.88%, an expected life of five years, and an expected volatility of 116% with no dividend yield.

December 2004

On December 30, 2005, we paid in full secured convertible notes, issued to Laurus Master Fund, Ltd. and another institutional investor on December 7, 2004 and December 8, 2004, in the aggregate principal amount of $1,000,000. The payment included prepayment penaltiesof $208,933. The $1,000,000 convertible notes were secured by a second mortgage on our Salem, New Hampshire facility. We had the right to elect to make the monthly required payments on the secured convertible notes (including principal and interest) in the form of shares of common stock, determined based on the $1.10 conversion price. We also issued to the holders immediately exercisable warrants to purchase a total of of 100,000 shares of common stock at $1.38 per share, 66,000 shares of common stock at $1.60 per share, and 24,000 shares of common stock at $1.71 per share. The warrants expire seven years from the date of issuance. We allocated the combined total purchase price of the secured convertible notes and warrants of $1,000,000 between the secured convertible notes, the common stock conversion option and the warrants based upon their relative fair market value. The purchase price assigned to the secured convertible notes, common stock beneficial conversion option and warrants was $585,300, $261,100 and $153,600 . The difference between face amount of the secured convertible notes of $1,000,000 and their purchase price of $585,300 was recorded as a debt discount to be amortized over the life of the convertible notes. We used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.89%; an expected life of seven years; and an expected volatility of 108.29% with no dividend yield.

We had the ability to elect to pay monthly principal amortization in cash at 101% of the principal amount of the secured convertible notes. We could also elect to pay both principal and interest in common stock, if the market price of the stock at the time of the payment was 110% of the fixed conversion price. We could have elected to redeem the principal amount outstanding at 115% within the first year, 110% within the second year and 105% during the third year. The principal amortization payments began 120 days from the execution of the agreement at a rate of $31,250 per month.

Each of the convertible notes issued to Laurus Master Fund, Ltd. contained anti-dilution rights. These rights allowed for a reduction in the conversion price if subsequent equity-related transactions, such as issuance of convertible debt or sale of common stock, were priced below the conversion prices of existing convertible debt agreements with Laurus Master Fund, Ltd. On December 8, 2004, Laurus Master Fund, Ltd. waived all anti-dilution rights in connection with the convertible note issued on the same date.

June 2004

On December 20, 2005, we paid in full a convertible note, issued to Laurus Master Fund, Ltd. and another institutional investor on June 10, 2004. The payment included prepayment penalties of $51,803. The $5,500,000 convertible note matured on June 20, 2007, bore interest at a rate equal to the prime rate plus 1.0%, but in no event less than 5.0%, and provided the holder with the option to convert the loan to common stock at $2.15 per share subject to certain adjustment features. The convertible note was collateralized by U.S. accounts receivable, inventory and equipment and a second mortgage on the Montreal, Canada building. We had the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, determined based on the $2.15 conversion price. We also issued to the holders seven-year warrants to purchase an aggregate of 440,000 shares of common stock at $3.12 per share. The aggregate purchase price of the convertible note and warrants ($5,500,000) was allocated between the note, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $3,646,478, $1,093,511 and $760,011, respectively. The difference between the face amount of the convertible note of $5,500,000 and the aggregate purchase price of the convertible note of $3,646,478 was recorded as a debt discount and was to be amortized over the life of the convertible note. We used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 4.43%; an expected life of seven years; and an expected volatility of 145.92% with no dividend yield.

We had the right to elect to pay monthly principal amortization in cash at 101% of the principal amount. We could also have elected to pay both principal amortization and interest in shares of common stock, if the market price of the stock at the time of the payment was 110% of the fixed conversion price. We also had rights to elect to redeem the principal amount outstanding at 115% within the first year, 110% within the second year and 105% during the third year. The principal amortization payments began 120 days from the execution of the agreement at a rate of $171,875 per month.

February 2004

On December 30, 2005, we paid in full secured convertible notes, issued to Laurus Master Fund, Ltd. on February 25, 2004. The payment included a prepayment penalty of $16,191. The $4,000,000 convertible note matured on February 25, 2007, bore interest at a rate equal to the prime rate plus 2.0%, but in no event less than 6.0%, and provided the holder with the option to convert the loan to common stock at $1.30 per share subject to certain adjustment features. The convertible note was collateralized by a mortgage on the Salem building. We had the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, determined based on the $1.30 conversion price. We also issued to the holder seven-year warrants to purchase shares of common stock in the following warrant amounts and exercise prices per share of common stock: 375,000 shares of common stock at $1.65 per share, 250,000 shares of common stock at $1.75 per share and 75,000 shares of common stock at $1.95 per share. The aggregate purchase price of the convertible note and warrants ($4,000,000) was allocated between the convertible note, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $2,319,047, $988,184 and $692,769, respectively. The difference between the face amount of the convertible note of $4,000,000 and the aggregate purchase price of the convertible note of $2,319,047 was recorded as a debt discount and was to be amortized over the life of the convertible note. We used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.0%; an expected life of seven years and an expected volatility of 141% with no dividend yield.

We had the right to elect to pay monthly principal amortization in cash at 101% of the principal amount. We also had the right to elect to pay both principal amortization and interest in common stock, if the market price of the stock at the time of the payment was 110% of the fixed conversion price. We had the right to elect to redeem the principal amount outstanding at 115% within the first year, 110% within the second year and 105% during the third year. The principal amortization payments began 120 days from the execution of the agreement at a rate of $125,000 per month.

September 2003

As of December 31, 2004, the total value of a convertible note issued to Laurus Master Fund, Ltd. on September 24, 2003 had been converted to 2,337,249 shares of common stock that resulted in an incremental non-cash charge related to accelerated amortization of debt discount of $514,000.

The $2,500,000 convertible note had a maturity date of September 24, 2006, with interest at a rate equal to the prime rate plus 3.5%, but in no event less than 7.5%, and provided the holder with the option to convert the loan to common stock at $1.07 per share subject to certain adjustment features. We had the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, determined based on the $1.07 conversion price. We also issued to the holder seven-year warrants to purchase shares in the following warrant amounts and exercise prices per share of common stock: 225,000 shares of common stock at $1.23 per share, 150,000 shares of common stock at $1.34 per share and 100,000 shares of common stock at $1.44 per share. The aggregate purchase price of the convertible note and warrants ($2,500,000) was allocated between the note, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $1,551,700, $546,650 and $401,650, respectively. The difference between the face amount of the convertible note of $2,500,000 and the aggregate purchase price of the convertible note of $1,551,700 was recorded as a debt discount and was to be amortized over the life of the convertible note. We used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 2.7%; an expected life of seven years; and an expected volatility of 114% with no dividend yield.

We had the right to elect to pay monthly principal amortization in cash at 103% of the principal amount. We also could elect to pay both principal amortization and interest in common stock, if the market price of the stock at the time of the payment was 110% of the fixed conversion price. We could elect to redeem the principal amount outstanding at 120% within the first year, 115% within the second year and 110% during the third year. The principal amortization payments began 120 days from the execution of the agreement at a rate of $78,125 per month.

We registered for resale all of the shares of common stock underlying the convertible notes, common stock and warrants in registration statements filed on Forms S-3.

National Bank of Canada

We have a revolving line of credit with the National Bank of Canada. The original agreement, dated May 26, 2003, was amended and renewed in March 2004 and March 2005. On March 29, 2006, we entered into a new, six-month agreement with the National Bank of Canada under which the bank effectively waived our noncompliance as of December 31, 2005 with the terms of the previous amended agreement. The bank’s waiver remains in effect only during the term of the new agreement. All outstanding amounts under the new agreement are payable on demand, but in any event no later than September 30, 2006, the date on which the agreement automatically expires. The new agreement specifically provides that (i) the bank will not renew the line of credit upon expiration of the agreement on September 30, 2006, and (ii) we must seek alternative financing and use the funds from the financing to pay all amounts owed to National Bank of Canada under the agreement.

The new agreement provides a line of credit of Cdn $2,750,000 ($2,338,000 US, converted at the December 31, 2005 rate of $0.858) restricted by the borrowing base, as defined. The new agreement is collateralized by the accounts receivable, inventory and equipment in Montreal and bears interest at the Canadian prime rate plus 2.50%. The credit facility requires the maintenance of certain financial covenants, including working capital, net worth, limitations on capital expenditures, restrictions on dividends, a financial coverage ratio and maximum inventory levels.

On March 22, 2005, we entered into an amended agreement with the National Bank of Canada. The new agreement maintains the line of credit of Cdn $2,500,000 ($2,076,000 US, converted at the December 31, 2004 rate of $.83) and a five-year term note of Cdn $2,000,000 ($1,666,000 US, converted at the December 31, 2004 rate of $.83). The amended agreement reduced the net worth covenant from Cdn $10,000,000 in the prior amended agreement to Cdn $9,250,000 in the March 22, 2005 agreement. The amended agreement also required us to achieve specific net profit targets throughout 2005.

As of December 31, 2005, Cdn $2,215,000 ($1,901,000 US) was outstanding under the credit line. The term loan was paid in full on December 28, 2005 with the proceeds from the building sale transactions. As of December 31, 2005, the interest rate on the line of credit was 7.00%.

As of December 31, 2004, Cdn $2,500,000 ($2,076,000 US) was outstanding under the line of credit and Cdn $1,205,000 ($1,001,000 US) was outstanding under the term note. As of December 31, 2004, the interest rate on the line of credit and the term note were 6.00% and 6.75%, respectively. Under the amended agreement, principal payments were Cdn $19,167 a month ($16,372 US).

Eureka Interactive Fund Limited

On May 12, 2005, we issued a note to Eureka Interactive Fund Limited. The $1,500,000 note was initially due and payable in full on September 12, 2005. The note accrues interest on the outstanding principal balance at the rate of 10% per year, payable on the last day of each month. We also issued to the holder five-year common stock warrants to purchase 250,000 shares at an exercise price per share of $0.90. The aggregate purchase price of the note and warrants ($1,500,000) was allocated between the note and warrants based upon their relative fair market value. The difference between the face amount of the note of $1,500,000 and the aggregate purchase price of the note of $1,341,362 was recorded as a debt discount of $158,638 and is being amortized over the life of the note. We used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.87%, an expected life of five years and an expected volatility of 116% with no dividend yield.

On August 26, 2005, we entered into an amendment to the note in which the maturity date of the note was extended to December 31, 2005. On December 15, 2005, the maturity date of the note was extended to January 15, 2007. The note accrues interest on the outstanding principal balance at the rate of 10% per year. The aggregate outstanding principal amount of the note and accrued interest is payable in equal installments of $50,000 on the 15th day of each month, with the entire balance of unpaid principal and interest due on January 15, 2007. As a part of the December 15, 2005 agreement, we issued to the holder additional five-year common stock warrants to purchase 150,000 shares at an exercise price per share of $0.90. An additional debt discount was recorded in the amount of $90,149 and is being amortized over the life of the note. We used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 4.40%, an expected life of five years and an expected volatility of 92% with no dividend yield.

As of December 31, 2005, $1,500,000 was outstanding under the note, which has been classified as $478,500 short-term debt and $1,021,500 long term debt and reported net of $90,121 of unamortized debt discount.

TJJ Corporation

On February 25, 2004, we paid in full including outstanding principal and accrued interest of $4,400,000 and $25,000, the term note agreement issued December 27, 2002, by TJJ Corporation. The term note was a $5,000,000 three-year note due December 26, 2005, secured by our Salem facility and bore an interest rate of 8.5%. We also issued warrants to purchase shares of common stock. The warrants had exercise rights over a five-year period with each warrant able to be exchanged for one share of common stock at a purchase price of $1.35 per share. These warrants were exercised in 2004 on a cashless basis in accordance with their original terms resulting in the issuance of approximately 135,000 shares of common stock. The aggregate purchase price of the term note and the warrants of $5,000,000 were allocated between the term note and warrants based upon their relative fair market values. The purchase price assigned to the term note and warrants was $4,730,825 and $269,175, respectively. The difference between the face amount of the term note and the aggregate purchase price allocated to the term note of $4,730,825 was recorded as a debt discount, and was being amortized over the life of the term note. The unamortized discount resulted in a non-cash charge of approximately $113,000 upon repayment of the note.

Merrill Lynch Financial Services

On June 10, 2004, we paid in full the credit facility with Merrill Lynch Business Financial Services including outstanding principal and accrued interest of $3,370,000 and $7,000, with proceeds from a convertible note. The credit facility was originally issued on September 30, 2003. The agreement provided a credit facility of $3,450,000 through a term note of $2,450,000 and a line of credit of $1,000,000. The facility was partially guaranteed (maximum $1,000,000) by one of our officers, had a one-year maturity and bore an interest rate of one month LIBOR + 5.5%. On December 31, 2003, the interest rate was approximately 6.5%. As of December 31, 2003, $2,450,000 was outstanding under the term note and approximately $978,000 was outstanding under the line of credit. As of December 31, 2004, the credit facility had been repaid and no balance was outstanding.

Our obligations under the credit facility were secured by substantially all of our Salem assets, excluding real property. The facility was also subject to various financial covenants, including having a minimum net worth of $10.0 million at all times. We were also required to repay amounts under the credit facility using 100% of the net excess proceeds from the sale of our Salem facility, 80% of net proceeds from assets sales and 50% of the net proceeds from equity sales.

On March 25, 2004, we entered into an amended agreement with Merrill Lynch. The amended agreement changed the maturity date from October 31, 2004 in the prior agreement to June 30, 2004 in the amended agreement. The amended agreement also increased the interest from LIBOR + 5.5% in the prior agreement to LIBOR + 7.5% in the amended agreement. All other provisions of the September 30, 2003 agreement remained the same.

CONTRACTUAL OBLIGATIONS

On December 30, 2005, we closed a sale and leaseback transaction of our Salem, New Hampshire headquarters. The terms of the Real Estate Purchase Agreement dated December 2005 between us and the buyer were that (i) we agreed to sell the property to the buyer for $4,700,000, and (ii) we agreed to lease from the buyer (a) approximately 32,000 square feet of the property for an initial term of five years with a rental rate during such period of $192,000 per year in base rent and (b) approximately 63,000 square feet of the property for an initial term of five years with rental rates during such period ranging from approximately $220,500 to $315,000 per year in base rent, plus a pro rata share of all operating costs of the property. We intend to sublease all or part of the 63,000 square feet of space to a third party. At the time an opportunity arises to enter into a sublease agreement with a third party, either (i) we will enter into a sublease agreement with the third party or (ii) the buyer will enter into a direct lease with the third party. The lease agreement grants us the option to extend the initial term for a period of five years. Because the transaction did not qualify as a sale for Generally Accepted Accounting Principles (GAAP) reporting purposes under SFAS 66, “Accounting for Sales of Real Estate” and SFAS 98, “Accounting for Leases,” the net proceeds were classified as a financing obligation. When and if a tenant is found for the 63,000 square feet of space, or as the deposit is amortized, we expect that the transaction will qualify as a sale for GAAP reporting purposes and an immaterial profit will be realized. We received $21,000 of sublease income in 2005.

On December 20, 2005, StockerYale Canada Inc., a wholly owned subsidiary, closed a sale and leaseback of property located at 275 Kesmark Street, Montreal, Quebec, Canada to The Standard Life Assurance Company of Canada. The terms of the Agreement of Purchase and Sale dated November 7, 2005 between StockerYale Canada and the buyer were that (i) StockerYale Canada agreed to sell the property to the buyer for Cdn. $4,150,000, and (ii) StockerYale Canada agreed to lease from the buyer approximately 59,433 square feet of the property for an initial term of ten years. The agreed-upon rent during the initial term ranges from approximately Cdn. $416,031 to Cdn. $469,521 per year in base rent plus all operating costs. StockerYale Canada has the option to extend the initial term for a period of five years.

The following table summarizes our contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Due by period	2006	2007	2008	2009	2010	2011+	Total
	($000’s)
Debt obligations	$3,470	$2,476	$1,455	$—	$—	$—	$7,401
Capital lease obligations	23	23	23	13	1	—	83
Salem lease obligations	507	507	444	444	413	—	2,315
Operating lease obligations	484	384	375	372	377	1,096	3,088

	$4,484	$3,390	$2,297	$829	$791	$1,096	$12,887

Less amounts representing interest	159	124	90	55	19	—	447

Total	$4,325	$3,266	$2,207	$774	$772	$1,096	$12,440

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS 151 is effective for the reporting period beginning after December 1, 2005. We do not expect the adoption of SFAS 151 will not have a material impact on our results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after December 15, 2005. We will implement SFAS No. 123R in the first quarter of 2006 and intend to use the modified prospective method. Based on unvested, outstanding options at December 31, 2005, the Company estimates it will record approximately $300,000 in 2006 as compensation expense.

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

We have experienced operating losses over the last several years and may continue to incur losses and negative operating cash flows. We cannot predict the size or duration of any future losses. We have historically financed our operations with proceeds from debt financings and the sale of equity securities. The audit report from Vitale, Caturano & Company Ltd., our independent registered public accounting firm, regarding our 2005 financial statements contains Vitale Caturano’s opinion that our recurring losses from operations, our accumulated deficit and significant financial obligations raise substantial doubt about our ability to continue as a going concern. We anticipate that we will continue to incur net losses in the future. As a result, we cannot assure you that we will achieve profitability or be capable of sustaining profitable operations. If we are unable to reach and sustain profitability, we risk depleting our working capital balances and our business may not continue as a going concern.

Our ability to continue as a going concern may be dependent on raising additional capital, which we may not be able to do on favorable terms, or at all.

As of December 31, 2005, we had cash and cash equivalents of approximately $3,427,000. In December 2005, we (i) completed the sale of the property located in Montreal, Quebec, Canada for aggregate gross proceeds of Cdn. $4,150,000, (ii) completed the sale of the property located in Salem, New Hampshire for aggregate gross proceeds of $4,700,000, and (iii) issued a promissory note in the aggregate principal amount of $4,000,000 and 750,000 shares of our common stock for $750 to Laurus Master Fund, Ltd.

In March 2006, we entered into a new, six-month agreement with the National Bank of Canada under which the bank effectively waived our noncompliance with the terms of the previous amended agreement. However, the bank’s waiver remains in effect only during the term of the new agreement. All outstanding amounts under the new agreement are payable on demand, but no later than September 30, 2006, when the agreement automatically expires. The new agreement specifically provides that (i) the bank will not renew the line of credit upon expiration of the agreement on September 30, 2006, and (ii) we must seek alternative financing and use the funds from the financing to pay all amounts owed to National Bank of Canada. Therefore, we intend to raise additional capital but may not be able to find it on favorable terms or at all. We are currently in discussions with several potential lenders to refinance the National Bank of Canada facility. If we are unsuccessful in raising additional capital, our business may not continue as a going concern. Even if we do find outside funding sources, we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions that may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional equity securities. If we experience difficulties raising money in the future, our business and liquidity will be materially adversely affected.

Failure to comply with credit facility covenants may result in an acceleration of substantial indebtedness.

Our financing agreements with National Bank of Canada and Laurus Master Fund, Ltd. require us to comply with various financial and other operating covenants, such as maintaining a certain level of working capital and net worth, limiting our capital expenditures and meeting certain financial coverage ratios and maximum inventory levels. If we breach our financing agreements with National Bank of Canada or Laurus Master Fund, Ltd., a default could result. A default, if not waived, could result, among other things, in all or a portion of our outstanding amounts becoming due and payable on an accelerated basis, which would adversely affect our liquidity and our ability to manage and operate our business.

Securities we issue to fund our operations could dilute or otherwise adversely affect our stockholders.

We may need to raise additional funds through public or private debt or equity financings to fund our operations. If we raise funds by issuing equity securities, or if we issue additional equity securities to acquire assets, a business or another company, the percentage ownership of current stockholders will be reduced. If we raise funds by issuing debt securities, we may be required to agree to covenants that substantially restrict our ability to operate our business. We may not obtain sufficient financing on terms that are favorable to investors or us. We may delay, limit or eliminate some or all of our proposed operations if adequate funds are not available.

In addition, upon issuance of the shares of common stock upon exercise of outstanding warrants or other convertible or derivative securities, the percentage ownership of current stockholders will be diluted substantially.

We may be unable to fund the initiatives required to achieve our business strategy.

In 2002, we began to focus our resources on opportunities that would result in near-term revenue and simultaneously reduced our operating expenses by 40% on an annualized basis. In 2003, 2004 and 2005, we continued to reduce costs and we are currently restructuring our product lines. In January 2006, we began a realignment of our operations into three core growth businesses: lasers, LEDs and specialty optical fiber. The realignment is intended to (i) accelerate growth of our highest gross margin businesses by better leveraging our technology and products, (ii) reduce our overall cost structure, (iii) improve customer focus and responsiveness, and (iv) accelerate new product development through more focused R&D efforts. In addition, in February 2006, we sold all of our interests in our Singapore operations. While we believe these efforts will assist us in improving our financial condition, we cannot assure you that our cost reduction and product restructuring efforts will be successful. If our cost reduction strategies are unsuccessful, we may be unable to fund our operations.

We face risks related to securities litigation that could have a material adverse effect on our business, financial condition and results of operations.

As we previously reported in our quarterly report on Form 10-QSB for our quarter ended September 30, 2005, beginning in May 2005, three putative securities class action complaints were filed in the United States District Court for the District of New Hampshire against us and Mark Blodgett, our President, Chief Executive Officer and Chairman of the Board, Lawrence Blodgett, a former director, Frances O’Brien, our former Chief Financial Officer, Richard Lindsay, our former Chief Financial Officer, and Ricardo Diaz, our former Chief Operating Officer, purportedly on behalf of some of our shareholders. The complaints, which assert claims under the Exchange Act, allege that some disclosures made by us in press releases dated April 19, 2004 and April 21, 2004 were materially false or misleading. The complaints seek unspecified damages, as well as interest, costs, and attorneys fees. The three complaints were consolidated into one action and assigned to a single federal judge. The court also appointed a group of lead plaintiffs and plaintiffs’ counsel, who recently filed a consolidated amended complaint to supersede the previously filed complaints. Mr. Lindsay is not named as a defendant in the amended complaint; therefore, he is not a party to the currently pending proceeding. The consolidated amended complaint asserts claims under Sections 10(b), 20(a), and 20A of the Exchange Act, and Rule 10b-5 promulgated thereunder. On January 31, 2006, we and the individual defendants moved to dismiss all claims asserted in the consolidated amended complaint. The court has not yet ruled on those motions.

Additionally, on June 17, 2005, a purported shareholder derivative action was filed in the United States District Court for the District of New Hampshire against us (as a nominal defendant) and Mark Blodgett, our President, Chief Executive Officer and Chairman of the Board, Lawrence Blodgett, a former director, and Steven

Karol, Dietmar Klenner, Raymond Oglethorpe and Mark Zupan, all of whom are current directors of the company. The plaintiff derivatively claims breaches of fiduciary duty by the defendant directors and officers in connection with the disclosures made by us in press releases dated April 19, 2004 and April 21, 2004, the awarding of executive bonuses, and trading in company stock while allegedly in possession of material, non-public information. Plaintiff did not make pre-suit demand on the Board of Directors prior to filing this derivative action. Upon the joint motion of the parties the court has stayed the derivative action indefinitely. However, the derivative action may be revived upon the motion of any party.

We intend to vigorously contest the allegations in the securities and derivative complaints. However, due to the preliminary nature of these cases, we are not able to predict the outcome of this litigation or the application of, or coverage provided by, our insurance carriers. We cannot assure you that we and our current and former directors and officers will prevail in defending these actions or that our insurance policies will cover all or any expenses or financial obligations arising from the lawsuits. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable settlement or obtain coverage from our insurance carriers, we could be liable for large damage awards that could have a material adverse effect on our business, results of operations and financial condition.

A small number of affiliated stockholders control more than 10% of our stock.

Our executive officers and directors as a group own or control approximately fifteen percent (15%) of our common stock; Van Wagoner Capital Management, Inc. owns approximately six percent (6%) of our common stock; Private Opportunities Fund, L.P. owns approximately nine (9%) of our common stock; and The Eureka Interactive Fund Limited owns approximately fifteen percent (15%) of our common stock. Accordingly, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may have the effect of delaying or preventing a change in control of our company and might adversely affect the market price of our common stock.

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

These factors include the implementation of our new business strategy, which makes prediction of future revenues difficult. Our ability to accurately forecast revenues from sales of our products is further limited by the development and sales cycles related to our products, which make it difficult to predict the quarter in which sales will occur. In addition, our expense levels are based, in part, on our expectations regarding future revenues, and our expenses are generally fixed, particularly in the short term. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant shortfall of revenues in relation to our expectations could cause significant declines in our quarterly operating results.

Due to the above factors, we believe that quarter-to-quarter or period-to-period comparisons of our operating results may not be good indicators of our future performance. Our operating results for any particular quarter may fall short of our expectations or those of stockholders or securities analysts. In this event, the trading price of our common stock would likely fall.

Our stock price has been volatile and may fluctuate in the future.

Our common stock has experienced significant price and volume fluctuations in recent years. Since January 2004, our common stock has closed as low as $0.66 per share and as high as $7.75 per share. These fluctuations often have no direct relationship to our operating performance. The market price for our common stock may continue to be subject to wide fluctuations in response to a variety of factors, some of which are beyond our control. Some of these factors include:

•	the results and affects of litigation;

•	our performance and prospects;

•	sales by selling stockholders of shares issued and issuable in connection with our private placements;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	general financial and other market conditions; and

•	domestic and international economic conditions.

In addition, some companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation or other litigation or investigations. In May 2005, we and some of our current and former directors and officers were sued in several purported class action lawsuits. Such litigation often results in substantial costs and a diversion of management’s attention and resources and could harm our business, prospects, results of operations, or financial condition.

Our common stock price may be negatively impacted if our common stock is delisted from the NASDAQ National Market.

Our common stock is currently listed for trading on the NASDAQ National Market. We must continue to satisfy NASDAQ’s continued listing requirements, including a minimum bid price for our common stock of $1.00 per share, or risk delisting which would have a material adverse affect on our business. A delisting of our common stock from the NASDAQ National Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, any delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees.

On November 21, 2005, we received a notice from the NASDAQ Stock Market indicating that we were not in compliance with NASDAQ Marketplace Rule 4450(a)(5) (the “Minimum Bid Price Rule”) because, for 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share. In order to regain compliance with the Minimum Bid Price Rule, the bid price for our common stock had to close at or above $1.00 for 10 consecutive business days. In accordance with NASDAQ Marketplace Rule 4450(e)(2), we were provided 180 calendar days, or until May 22, 2006, to regain compliance with the Minimum Bid Price Rule.

On March 17, 2006, we received notice from the NASDAQ Stock Market that the closing bid price of our common stock had been at $1.00 per share or greater for at least ten consecutive business days; therefore, we regained compliance with the Minimum Bid Price Rule. In the past, we have received notices from the NASDAQ Stock Market indicating that we were not in compliance with the Minimum Bid Price Rule but have always regained compliance with the Minimum Bid Price Rule within the stated cure period. However, there is no assurance that we will continue to comply with the Minimum Bid Price Rule, and, our common stock may ultimately be delisted from the NASDAQ National Market.

An impairment of goodwill and/or long-lived assets could affect net income.

We record goodwill on our balance sheet as a result of business combinations consummated in prior years. We have also made a significant investment in long-lived assets. In accordance with applicable accounting standards, we periodically assess the value of both goodwill and long-lived assets in light of current circumstances to determine whether impairment has occurred. If an impairment should occur, we would reduce the carrying amount to our fair market value and record an amount of that reduction as a non-cash charge to income, which could adversely affect our net income reported in that quarter in accordance with generally accepted accounting principles. We recorded a $173,000 impairment charge in 2004. We recorded an impairment charge of $1,397,000 in 2005 as a result of the Salem building market valuation, the sale of the Montreal building and the fixed asset impairment of our phase-mask product line. We cannot definitively determine whether additional impairments will occur in the future, and if impairments do occur, what the timing or the extent would be.

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

We participate in a rapidly evolving field in which technological developments are expected to continue at a rapid pace. We have many competitors in the United States and abroad, including various fiber optic component manufacturers, universities and other private and public research institutions. In the industrial fluorescent lighting market, we have two primary competitors. MicroLite markets a product similar in appearance to our circular fluorescent microscope illuminator. Techni-Quip Corporation offers industrial fluorescent lighting as part of its product line but as a whole, its lighting product line is limited and represents a small percentage of that company’s total business.

Our major competitors in the specialty fiber optic market segment are OFS, Fibercore, and Corning. In the laser market, we compete against Power Technology, Inc. in the United States, Schafter & Kirchoff GMBH in Europe and several other smaller laser manufacturers.

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

Despite testing both by us and our customers, errors have been found and may be found in the future in our existing or future products. These defects may cause us to incur significant warranty, support and repair costs, divert the attention of our technical personnel from our product development efforts and harm our relationship with our customers. Defects, integration issues or other performance problems in our illumination and optical products could result in loss of customers, harm to our reputation in the marketplace, personal injury or financial or other damages to our customers or could damage market acceptance of our products. Our customers could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

We are subject to risks of operating internationally.

We distribute and sell some of our products internationally, and our success depends in part on our ability to manage our international operations. Sales outside the United States accounted for 50% of our total revenue for the year ended December 31, 2005. We are subject to risks associated with operating in foreign countries, including:

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including accounts receivable, inventories, property, plant and equipment and goodwill and intangible assets. We develop estimates based on historical experience as well as assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

ACCOUNTS RECEIVABLE

We review the financial condition of new customers prior to granting credit. After completing the credit review, we establish a credit line for each customer. Periodically, we review credit lines for major customers and adjust the limits based upon updated financial information about the customers, historical sales and payment information and expected future sales. We have a large number of customers; therefore, material credit risk is limited to only a small number of customers. We had two customers (Perceptron and Laser 2000 GmBH) accounting for 21.9% of revenue in 2005. In 2004, two customers (Perceptron and Laser 2000 GmBH) accounted for 25.4% of consolidated revenue. We periodically review the collectibility of our accounts receivable. Provisions are established for accounts that are potentially uncollectible. Determining adequate reserves for accounts receivable requires management’s judgment. Management does not expect that conditions that could materially impact the collectibility of our receivables and cause actual write-offs to be materially different than the reserved balances as of December 31, 2005 will occur.

REVENUE RECOGNITION

We recognize revenue from product sales at the time of shipment and when persuasive evidence of an arrangement exists, performance of our obligation is complete, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Our non-standard products are limited to components supplied to original equipment manufacturers and produced in accordance with a customer approved design; revenue is recognized when conditions for acceptance have been met. In certain limited situations, distributors have the right to return products. Such rights of return have not precluded revenue recognition because we have a long history with such returns and accordingly we were able to estimate and provide a reserve.

WARRANTY

We provide warranties for most of our products for between one to two years. The warranty is limited to the cost of the product and we will repair or replace the product as required. We monitor the actual warranty repair costs and trends versus the reserve as a percent of sales. We annually adjust the warranty provision based on the actual experience and for any particular known instances.

Warranty Reserves:

	Years Ended December 31,
	2005	2004
	In thousands
Balance at beginning of period	$107	$68
Charges to costs and expenses	235	146
Account write-offs and other deductions	(134)	(107)

Balance at end of period	$208	$107

INVENTORY

We value inventories at the lower of cost or market using the first in, first-out (FIFO) method. We specifically evaluate historical and forecasted demand of the illumination product line to determine if the carrying value of both finished goods and raw materials is recoverable through future sales. We also estimate the impact of increased revenues for new products versus the potential obsolescence of older products on a case-by-case basis. Actual results could be different from management’s estimates and assumptions.

INTANGIBLE ASSETS

Our intangible assets consist of goodwill, which is not being amortized commencing in 2002 and beyond and amortizing intangibles, which consist of patents, trademarks and purchased patented technologies, which are being amortized over their useful lives. All intangible assets are subject to impairment tests on a periodic basis.

Note 8 of the Notes to Consolidated Financial Statements describes the impact of accounting for the adoption of SFAS No. 142, Goodwill and Intangible Assets, and the annual impairment methodology that we will employ on January 1st of each year in calculating the recoverability of goodwill. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be challenged. Amortizing intangibles are currently evaluated for impairment using the methodology set forth in SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. Recoverability of these assets is assessed only when events have occurred that may give rise to impairment. When a potential impairment has been identified, forecasted undiscounted cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values. If an impairment loss exists, the amount of the loss will be recorded in the consolidated statements of operations. It is possible that future events or circumstances could cause these estimates to change.

LONG-LIVED ASSETS

We review the recoverability of our long-lived assets, primarily property, plant and equipment, when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. This review is based on our ability to recover the carrying value of the assets from expected undiscounted future cash flows. If impairment is indicated, we measure the loss based on the fair value of the asset using various valuation techniques. If an impairment loss exists, the amount of the loss will be recorded in the consolidated statements of operations. It is possible that future events or circumstances could cause these estimates to change.

INCOME TAXES

We account for income taxes under the liability method. Under this method we recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax basis of the assets and liabilities using tax rates expected to be in place when the differences reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized.

Item 7.	FINANCIAL STATEMENTS

The information required by Item 7 is presented on pages 30 through 61 of this Annual Report on Form 10-KSB.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of StockerYale, Inc.:

Salem, New Hampshire

We have audited the accompanying consolidated balance sheets of StockerYale, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of StockerYale, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, at December 31, 2005 the Company’s recurring losses from operations, accumulated deficit and significant financial obligations, raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ VITALE, CATURANO & COMPANY, LTD.
Vitale, Caturano & Company, Ltd.
Boston, Massachusetts
March 17, 2006
(except for Note 8 as to which the date is March 30, 2006)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STOCKERYALE, INC.

CONSOLIDATED BALANCE SHEETS

Years Ended December 31	2005	2004
	In thousands (except share data)
Assets
Current assets:
Cash and cash equivalents	$3,427	$3,836
Accounts receivable, less allowances of $228 in 2005 and $105 in 2004	2,430	2,064
Inventories	2,826	3,014
Prepaid expenses and other current assets	803	180
Current assets – discontinued operations	1,383	1,657

Total current assets	10,869	10,751
Net property, plant and equipment	11,900	18,400
Goodwill	2,677	2,677
Acquired intangible assets, net	826	1,144
Other long-term assets	348	619
Long term assets – discontinued operations	168	187

Total assets	$26,788	$33,778

Current liabilities:
Short-term debt	$1,901	$2,076
Current portion of long-term debt, net of unamortized discount of $488 in 2005 and $1,407 in 2004	1,081	1,877
Capital lease obligations	19	35
Financing lease obligations	507	—
Accounts payable	1,553	1,772
Accrued expenses	2,875	2,146
Current Liabilities – discontinued operations	928	739

Total current liabilities	8,864	8,645
Long-term debt net of unamortized discount of $321 in 2005 and $718 in 2004	3,610	5,482
Capital lease obligations, net of current portion	55	70
Financing lease obligations, net of current portion	3,107	—
Commitments and contingencies (Notes 16 and 17)
Stockholders’ equity:
Common stock, par value $0.001-shares authorized 100,000,000; shares issued and outstanding 28,462,835 and 24,595,536 at December 31, 2005 and 2004	28	25
Paid-in capital	88,951	85,448
Deferred compensation	(355)	—
Accumulated deficit	(79,649)	(67,758)
Accumulated other comprehensive income	2,177	1,866

Total stockholders’ equity	11,152	19,581

Total liabilities and stockholders’ equity	$26,788	$33,778

See the notes to consolidated financial statements.

STOCKERYALE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31	2005	2004
	In thousands, except per share amounts
Revenue	$16,203	$13,908
Cost of sales	11,004	10,609

Gross profit	5,199	3,299

Operating expenses:
Selling	2,289	1,820
General and administrative	4,623	6,007
Amortization	318	318
Research and development	3,288	3,385
Asset impairment	1,397	173

Total operating expenses	11,915	11,703

Loss from operations	(6,716)	(8,404)
Other income (expense)	(79)	(288)
Interest expense	(1,084)	(675)
Amortization of debt discount and financing costs	(3,000)	(3,712)

Loss from continuing operations before income tax benefit	(10,879)	(13,079)
Income tax benefit	—	—

Loss from continuing operations	$(10,879)	$(13,079)

Income (loss) from discontinued operations, net of tax	(1,012)	393

Net loss	$(11,891)	$(12,686)

Basic and diluted net loss per share from continuing operations	(0.42)	(0.64)
Basic and diluted net loss per share from discontinued operations	(0.04)	0.02

Basic and diluted net loss per share	(0.46)	(0.62)

Basic and diluted weighted average shares outstanding	25,954	20,403

See the notes to consolidated financial statements.

STOCKERYALE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Par $0.001						Comprehensive Income (Loss)
	($000’s except for per share data)
Balance December 31, 2003	14,791	$15	$70,948	$0	$(55,072)	1,340	$17,231
Sale of common stock net of issuance costs of $0.2 million	5,585	5	6,097				6,102
Exercise of options and purchases of stock under ESPP	206		243				243
Issuance of common stock for Laurus convertible note	3,878	5	4,202				4,207
Issuance of common stock in exchange for warrant exercise	135
Warrants and beneficial conversion option to purchase common stock			3,958				3,958
Cumulative translation adjustment						526	526	526
Net loss					(12,686)		(12,686)	(12,686)

Comprehensive net loss for the year ended December 31, 2004								$(12,160)

Balance December 31, 2004	24,595	$25	$85,448	$0	$(67,758)	1,866	$19,581
Sale of common stock net of issuance costs of $6,000	2,847	3	2,494				2,497
Issuance of common stock for Laurus non-convertible note	750
Issuance of restricted stock to employees and board of directors			423	(355)			68
Exercise of options and purchases of stock under ESPP	22		16				16
Issuance of common stock for Laurus convertible note debt waiver	249		211				211
Warrants and beneficial conversion option to purchase common stock			359				359
Cumulative translation adjustment						311	311	311
Net loss					(11,891)		(11,891)	(11,891)

Comprehensive net loss for the year ended December 31, 2005								$(11,580)

Balance December 31, 2005	28,463	$28	$88,951	$(355)	$(79,649)	2,177	$11,152

See the notes to consolidated financial statements.

STOCKERYALE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31	2005	2004
	In thousands	In thousands
Operations
Net loss	$(11,891)	$(12,686)
(Income) loss from discontinued operation, net of tax	1,012	(393)
Loss from continuing operations	$(10,879)	$(13,079)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation expense	68	—
Depreciation and amortization	2,353	2,419
Asset impairment	1,397	173
Amortization of debt discount and financing costs	3,000	3,462
Provision for inventories	92	92
Loss (gain) on disposal of assets	—	239
Other changes in assets and liabilities:
Accounts receivable	(380)	(578)
Officer note receivable	—	263
Inventories	23	(113)
Prepaid expenses and other current assets	(658)	1
Accounts payable	(205)	37
Accrued expenses	(15)	1,136
Other assets and liabilities	5	35

Net cash used in continuing operations	(5,199)	(5,913)
Net cash provided by (used in) discontinued operations	(481)	94

Net cash used in operating activities	(5,680)	(5,819)

Investing
Proceeds from asset sales	3,312	203
Financing obligation proceeds	3,614	—
Purchase of property, plant and equipment	(71)	(349)

Net cash provided by (used in) continuing operations	6,855	(146)
Net cash provided by (used in) discontinued operations	(45)	—

Net cash provide by (used in) investing activities	6,810	(146)

Financing
Net proceeds from sale of common stock	2,513	6,345
Borrowings (repayments) of revolving credit facilities, net	(104)	(429)
Proceeds from long-term debt issuance	5,500	10,500
Principal repayment of long-term debt	(9,532)	(7,847)
Debt acquisition costs	(98)	(692)

Net cash provided by (used in) continuing activities	(1,721)	7,877
Net cash provided by (used in) discontinued operations	—	—

Net cash provided by (used in) financing activities	(1,721)	7,877
Effect of exchange rate	182	955

Net change in cash and equivalents	(409)	2,867
Cash and equivalents at beginning of year	3,836	969

Cash and equivalents at end of year	$3,427	$3,836

Supplemental disclosure of cash flow information:
Convertible note conversion to common stock	$—	$4,207

Stock and warrants issued	$1,290	$3,958

Cash paid for interest	$925	$635

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS

(1) ORGANIZATION AND BASIS OF PRESENTATION

StockerYale, Inc. (“StockerYale” or the “Company”) is an independent designer and manufacturer of structured light lasers, LED modules, and fluorescent lighting products, as well as specialty optical fibers and phase masks for industry leading OEMs. Through this diverse product mix, the company serves a wide range of markets including the machine vision, industrial inspection, defense, telecommunication, sensors, and medical markets.

StockerYale was incorporated on March 27, 1951 under the laws of the Commonwealth of Massachusetts. In December 1995, the Company completed the registration of its Common Stock with the U.S. Securities and Exchange Commission and its stock now trades on the NASDAQ National Market under the trading symbol “STKR.”

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the years ended December 31, 2005 and 2004, the Company incurred losses from continuing operations of $10,879,000 and $13,079,000. These losses and other factors indicate that there is substantial doubt about the Company’s ability to continue as a going concern.

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

However, as original equipment manufacturers (OEMs) in the telecommunications sector continued to curtail purchases in the first half of 2002, the Company realized that, while the telecom equipment market still offered long-term growth potential, near-term revenue opportunities for optical components would be adversely affected. This change in market conditions required the Company to significantly modify its expectations for specialty fiber and component revenue. The Company began to significantly reduce its overall cost structure, and most importantly, its investment in research and development expenses related to optical components. The Company ceased funding two joint ventures and reduced headcount in research and development; it also reduced selling and general and administrative expenses.

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

On December 20, 2005, management and the Board of Directors of the Company approved the exit of certain of the Company’s mature product lines, specifically its fiber optic illumination and galvanometers lines. In addition, management and the Board of Directors of the Company approved plans to seek to sell or close the operations located in Singapore.

The primary reasons for the decisions to exit the product lines and the Singapore operations were to: (i) accelerate growth of the Company’s highest gross margin businesses by better leveraging the Company’s technology and products; (ii) reduce the Company’s overall cost structure; (iii) improve customer focus and responsiveness of the Company; and (iv) accelerate new product development through more focused research and development.

Based upon the Company’s current forecast for 2006, the Company intends to pursue various options to raise additional funds to supplement operations through the end of 2006. The Company can give no assurances as to the timing or terms of such arrangements, assuming it decides to pursue and is able to consummate one or more of these options. If the Company is unable to raise or generate sufficient funds by the end of 2006, it may need to implement further cost reduction strategies, and the Company may not have adequate capital to sustain its current operations.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries, StockerYale (IRL) Ltd, Lasiris Holdings, Inc., which holds all of the outstanding shares of StockerYale Canada and StockerYale Asia PTE. Ltd. See Note 14 for information about the Company’s sale of StockerYale Asia PTE Ltd. All intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

The Company considers cash equivalents to consist of highly liquid investments with original maturities of three months or less when purchased.

ACCOUNTS RECEIVABLE

The Company reviews the financial condition of new customers prior to granting credit. After completing the credit review, the Company establishes a credit line for each customer. Periodically, we review the credit line for major customers and adjust the credit limit based upon an updated financial condition of the customer, historical sales and payment information and expected future sales. The Company has a large number of customers; therefore, material credit risk is limited.

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

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Changes in the allowance for doubtful accounts were as follows:

Years Ended December 31	2005	2004
	In thousands
Balance at beginning of period	$105	$103
Charges to costs and expenses (credit)	181	2
Account write-offs and other deductions	(58)	—

Balance at end of period	$228	$105

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

INTANGIBLE ASSETS

The Company’s intangible assets consist of goodwill, which ceased being amortized in 2002 and other intangibles, which consist of patents, trademarks and purchased patented technologies, which are being amortized over their useful lives. All intangible assets are subject to impairment tests on a periodic basis.

Note 6 describes the impact of accounting for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, and the annual impairment methodology that the Company employs at the beginning of each year in assessing the recoverability of goodwill. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be assessed. Amortizing intangibles are evaluated for impairment using the methodology set forth in SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of”. Recoverability of these assets is assessed only when events have occurred that may give rise to impairment. When a potential impairment has been identified, forecasted undiscounted cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values.

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

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

LOSS PER SHARE

The Company calculates basic and diluted net loss per common share by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Loss per share, basic and diluted, is calculated by dividing the net loss by the weighted average number of common shares outstanding. As of December 31, 2005, 3,577,959 options and 5,104,058 warrants were excluded from the calculation of diluted shares, as their effects were anti-dilutive. As of December 31, 2004, 4,347,030 options and 3,638,446 warrants were excluded from the calculation of diluted shares, as their effects were anti-dilutive As of December 31, 2005 the Company had issued 520,180 restricted stock grants, none of which were vested. The grants were not included in the calculation as their effect would be anti-dilutive.

REVENUE RECOGNITION

The Company recognizes revenue from product sales at the time of shipment and when persuasive evidence of an arrangement exists, performance of the Company’s obligation is complete, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company’s non-standard products are limited to components supplied to original equipment manufacturers and produced in accordance with a customer approved design; revenue is recognized when the criteria for acceptance has been met. In certain limited situations, distributors have the right to return products. Such rights of return have not precluded revenue recognition because the Company has a long history with such returns and accordingly provides a reserve.

WARRANTY

The Company provides warranties of most of its products for periods of between one to two years. The warranty is limited to the cost of the product and the Company will repair or replace the product as required. The Company monitors the actual warranty repair costs and trends versus the reserve as a percent of sales. The Company annually adjusts the warranty provision based on the actual experience and for any particular known instances.

Warranty Reserves:

Years Ended December 31	2005	2004
	In thousands
Balance at beginning of period	$107	$68
Charges to costs and expenses	235	146
Account write-offs and other deductions	(134)	(107)

Balance at end of period	$208	$107

LEASES

Leases are accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” and subsequent amendments which require that leases be evaluated and classified as operating or capital leases for financial reporting purposes. Sale-leaseback transactions are accounted for in accordance with SFAS No. 98 “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases–an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11” and Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate”.

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Total depreciation expense of property, plant and equipment from continuing operations was approximately $2.0 million and $2.1 million in 2005 and 2004. Maintenance and repairs are expensed as incurred.

INCOME TAXES

The Company accounts for income taxes under the liability method. Under this method the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax basis of the assets and liabilities using tax rates expected to be in place when the differences reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. Additional information on the company’s income tax provision and deferred tax assets and liabilities may be found at Note 11.

STOCK-BASED COMPENSATION

The Company accounts for employee stock options and share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25), with pro-forma disclosures of net earnings and earnings per share, as if the fair value method of accounting defined in Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, “SFAS No. 123” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” was used. SFAS No. 123 establishes a fair value based method of accounting for stock-based employee compensation plans. Under the fair value method, compensation cost is measured based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

Had the Company determined the stock-based compensation expense for the Company’s stock options under the provisions of SFAS No. 123, based upon the fair value at the grant date for stock option awards, the Company’s net loss and net loss per share would have increased by the pro-forma amounts as indicated below:

Years Ended December 31	2005	2004
	In thousands except per share data
Net loss from continuing operations as reported	$(10,879)	$(13,079)
Add: stock compensation included in net loss	68	0
Deduct: compensation expense, determined under fair value for all awards.	(1,259)	(4,510)

Pro forma net loss from continuing operations	$(12,070)	$(17,589)

Net loss per share as reported from continuing operations	$(0.42)	$(0.64)
Net loss per share pro forma from continuing operations	$(0.47)	$(0.86)

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Years Ended December 31	2005	2004
	In thousands except per share data
Net loss as reported	$(11,891)	$(12,686)
Add: stock compensation included in net loss	68	0
Deduct: compensation expense, determined under fair value for all awards	(1,259)	(4,510)

Pro forma net loss	$(13,082)	$(17,196)

Net loss per share as reported	$(0.46)	$(0.62)
Net loss per share pro forma	$(0.50)	$(0.84)

The Company elected to account for its stock-based compensation plan under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 2005 and 2004 using the Black-Scholes option pricing model as prescribed by SFAS No. 123, using the following assumptions:

	2005	2004
Risk-free interest rate	3.72%	2.94%
Expected dividend yield	—	—
Expected life	5 years	5 years
Expected volatility	122%	137%
Weighted average grant date fair value of options	$1.16	$1.20

The total value of options granted during 2005 and 2004 would be amortized on a pro forma basis over the vesting period of the options. Options generally vest on the grant anniversary date over two or four years.

On November 21, 2005, the Company’s Board of Directors approved the acceleration of the vesting of unvested stock options greater than $3.00 per share previously awarded to employees (including executive officers) and its directors in anticipation of adopting SFAS 123R, “Share Based Payment”. The Board took the action with the belief that it is in the best interest of shareholders as it will reduce the Company’s reported compensation expense in future periods.

The Company accelerated the vesting of options to purchase an aggregate of 124,788 shares of common stock (executive officers of the Company hold options to purchase a total of 31,350 shares of common stock) on December 31, 2005. The weighted average exercise price of the accelerated options was $6.10. Because the exercise price of all of the affected options exceeded the price of the Company’s common stock on the effective date of acceleration, no compensation expense was recorded under APB 25.

The Company will adopt SFAS No. 123 (revised 2004), “Share Based Payment,” on January 1, 2006. The standard requires that all share-based payments to employees, including grants of stock options, be recognized in the statements of operations, based on their fair values. See Recent Accounting Pronouncements below.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The risk is limited due to the relatively large number of customers composing the Company’s customer base and their dispersion across many industries and geographic areas within the United States, Canada, Europe and Asia. The Company also insures approximately 90% of export receivables from its Canadian subsidiary and performs ongoing credit evaluations of existing customers’ financial condition. The Company has a large number of customers; therefore, concentrated credit risk is limited to only a small number of customers. The Company had two customers accounting for approximately 13.5% and 8.5% of 2005 consolidated revenue. In 2004 these two customers accounted for 13.3% and 12.2% of consolidated revenue, but no other customer accounted for more than 5% of revenue.

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

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The modified prospective method requires that compensation expense be recognized beginning with the effective date, based on the requirements of SFAS 123R, for all share-based payments granted after the effective date, and based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

The provisions of the statement are effective for the Company as of the beginning of the annual reporting period that begins after December 15, 2005. The Company will implement SFAS No. 123R in the first quarter of 2006 and intends to use the modified prospective method. The pro forma presentation included in “Stock-based Compensation” above approximates what the impact of. SFAS No. 123R would have been on the 2005 and 2004 results presented. Based upon unvested, outstanding options at December 31, 2005, the Company estimates it will record approximately $97,000 in 2006 as compensation expense.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS 151 is effective for the reporting period beginning after December 1, 2005. Management believes that the adoption of SFAS 151 will not have a material impact on the Company’s results of operations or financial position.

RECLASSIFICATION

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

(4) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market when applicable and include materials, labor and overhead. Inventories are as follows:

Years Ended December 31	2005	2004
	In thousands
Finished goods	$226	768
Work in-process	199	79
Raw materials	2,401	2,167

Net inventories	$2,826	$3,014

Management performs quarterly reviews of inventory and disposes of items not required by their manufacturing plan and reduces the carrying cost of inventory to the lower of cost or market.

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(5) PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment were as follows:

Years Ended December 31	2005	2004
	In thousands
Land	$306	$721
Buildings and improvements	6,711	11,428
Machinery and equipment	14,517	14,864
Furniture and fixtures	1,756	1,747

Property, plant and equipment	23,290	28,760
Less accumulated depreciation	(11,390)	(10,360)

Net property, plant and equipment	$11,900	$18,400

See Notes (11) and (16).

(6) GOODWILL

The Company accounts for goodwill using the methodology established by the Financial Accounting Standards Board (“FASB”) in June 2001 through the issuance of SFAS No. 142, “Goodwill and other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets acquired individually or with a group of other assets at acquisition. The statement also addresses financial accounting and reporting for goodwill and other intangibles subsequent to their acquisition. SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets. Under SFAS No. 142, the amortization of goodwill ceased beginning January 1, 2002 and the Company assesses the value of this asset annually and whenever events or changes in circumstances indicate they might be impaired. The Company uses a two-part test in which it first estimates the fair value of its reporting units by using forecasts of discounted cash flows and then compares that value to the carrying value. If the estimated value is less than the carrying value the Company recognizes the impairment loss. In applying SFAS No. 142, the Company performed the transitional assessment and impairment test required and determined that there was no impairment of goodwill. The Company tests for impairment annually, and in 2005 and 2004 determined that goodwill was not impaired. At December 31, 2005 and 2004, the carrying value of goodwill was approximately $2.7 million.

(7) INTANGIBLE ASSETS

Intangible assets consist of acquired patented technology and trademarks. Intangible assets are amortized over their estimated useful lives of five years. The Company has no intangible assets with indefinite lives. The Company reviews intangible assets when an indication of potential impairment occurs, such as a significant reduction in cash flows associated with the assets, and has determined on such occasions there was no impairment. Intangible assets as of December 31, 2005 and 2004 are as follows:

Years Ended December 31	2005	2004
	In thousands
Acquired patented technology	$3,078	$3,078
Trademarks	471	471

Acquired intangible assets	3,549	3,549
Less accumulated amortization	(2,723)	(2,405)

Acquired intangible assets, net	$826	$1,144

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Actual Expense		Estimated Future Expense
	2004	2005	2006	2007	2008	2009	2010
	In thousands
Amortization expense of intangible assets	$318	$318	$318	$318	$190	—	—

(8) DEBT

Years Ended December 31	2005	2004
	In thousands
Borrowings under Line of Credit Agreement with National Bank of Canada	$1,901	$2,076

Convertible Note Payable to Laurus Master Fund, LTD maturing on February 25, 2007, with an interest rate of 6%, net of unamortized discount of $0 as of December 31, 2005 and $547 as of December 31, 2004	—	1,952

Convertible Note Payable to Laurus Master Fund, LTD maturing on June 10, 2007, with an interest rate of 6%, net of unamortized discount of $0 as of December 31, 2005 and $1,185 as of December 31, 2004	—	3,799

Convertible Note Payable to Laurus Master Fund, LTD maturing on December 8, 2007, with an interest rate of 6%, net of unamortized discount of $0 as of December 31, 2005 and $393 as of December 31, 2004	—	607

Non-Convertible Note Payable to Laurus Master Fund, LTD maturing on December 30, 2008, with an interest rate of 9.25%, net of unamortized discount of $719 as of December 31, 2005	3,281	—

Non-Convertible Note Payable to The Eureka Interactive Fund Limited maturing on January 15, 2007, with an interest rate of 10%, net of unamortized discount of $90 as of December 31, 2005	1,410	—

Mortgage note payable to National Bank of Canada, maturing June 2008 with an interest rate of bank’s prime plus 2.25%.	—	1,001

Sub-total debt	6,592	9,435
Less—Short-term (1)	(1,901)	(2,076)
—Current portion of long-term debt	(1,081)	(1,877)

Total long-term debt	$3,610	$5,482

BORROWING AGREEMENTS

Debt Compliance

The Company has various debt covenants under its multiple credit facilities. As of December 31, 2005, the Company was not in compliance with certain financial performance covenants with the National Bank of Canada, and, on March 29, 2006, the Company entered into a new agreement with the National Bank of Canada under which, among other things, the bank temporarily waived the Company’s non-compliance as of December 31, 2005.

Laurus Master Fund

The Company previously issued five secured notes to Laurus Master Fund, Ltd. These notes were issued in September 2003, February 2004, June 2004, December 2004 and December 2005. Smithfield Fiduciary LLC participated in the transaction as a lender in the June 2004 and December 2004 transactions. During the fourth

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

quarter of 2005, the Company used the proceeds from the Laurus December 2005 financing and the sale of the Company’s Salem, New Hampshire and Montreal facilities to fully pay off the February 2004, June 2004 and December 2004 convertible notes. During the second quarter of 2004, the September 2003 note was fully converted into 2,337,249 shares of common stock and the February 2004 note was partially converted into 1,155,000 shares of common stock. The Company has registered for resale all of the shares of common stock issued in connection with the December 2005 note and underlying the convertible notes and warrants on registration statements filed on Forms S-3. The Company’s accounting methodology for the notes, the shares of common stock and the warrants issued in these transactions, along with the further details, are described below.

December 2005

On December 30, 2005, under the terms of a Securities Purchase Agreement, the Company issued a secured term note in the aggregate principal amount of $4,000,000, to Laurus Master Fund, Ltd. The note is due on December 30, 2008 and the note is collateralized by U.S. accounts receivable, inventory and equipment and a second interest in accounts receivable, inventory and equipment in Montreal, Canada. The Company must make monthly payments of principal and interest on the note beginning on April 1, 2006. The outstanding principal on the note accrues interest at an annual rate of 2% above the prime rate, subject to a minimum annual interest rate of 8% (subject to certain adjustments). The Company may elect to prepay the note provided that (i) if prepayment occurs during the first year of the date of issuance, the Company must pay a 15% prepayment penalty, (ii) if prepayment occurs during the second year of the date of issuance, the Company must pay a 10% prepayment penalty, and (iii) if prepayment occurs during the third year of the date of issuance, the Company must pay a 5% prepayment penalty.

Also, under the terms of the Securities Purchase Agreement, the Company sold and issued to Laurus Master Fund, Ltd. an aggregate of 750,000 shares of common stock of the Company at a per share purchase price of $.001, for an aggregate purchase price of $750, related to the prepayment of certain convertible notes. The Company recorded debt acquisition costs of $102,650 and a debt discount of $720,000 representing the fair market value of the stock issued. The debt acquisition and debt discount charges are being amortized over the life of the note using the effective interest method.

As of December 31, 2005, $4,000,000 was outstanding under the note, which has been classified as $1,090,909 short-term debt and $2,909,091 long term debt and reported net of $718,839 of unamortized debt discount.

The Company has registered for resale under the Securities Act of 1933, as required by the agreement, the shares of common stock sold and issued to Laurus Master Fund, Ltd. Because of certain provisions contained in the agreement, the Company classified the amounts allocated to the common stock as a liability as of December 31, 2005. This liability will be reclassified to equity on February 14, 2006 when the shares were registered.

In connection with the closing of the sale of the Salem, New Hampshire property and the Montreal property and the transactions under the Securities Purchase Agreement, the Company has fully repaid all other outstanding convertible notes.

Amendment and Waiver Agreements

On August 10, 2005, the Company entered into an Amendment and Waiver with both Laurus Master Fund, Ltd. and Smithfield Fiduciary LLC. Under the terms of the waiver, the parties agreed to defer the payment of principal amounts due and payable by the Company in August and September 2005 under promissory notes issued to the parties in February, June and December 2004 until the respective maturity dates of the notes. In

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

connection with the August 10th Amendment and Waivers, the Company issued 225,000 shares of common stock to Laurus Master Fund, Ltd and 23,684 common shares to Smithfield Fiduciary LLC. Laurus Master Fund, Ltd and Smithfield Fiduciary LLC each waived all anti-dilution rights in connection with the issuance of the shares of common stock issued on the same date. The Company recorded additional debt discount of $211,000 relating to the fair market value of the common stock on the date issued.

On July 13, 2005, the Company entered into an Amendment and Waiver with each of Laurus Master Fund, Ltd. and Smithfield Fiduciary LLC pursuant to which the parties agreed to defer the payment of principal amounts due and payable by the Company in July 2005 under certain promissory notes issued to such parties in February, June and December 2004 until the respective maturity dates of such promissory notes. In connection with the July 13th Amendment and Waivers, the Company issued (i) a warrant to Laurus Master Fund, Ltd. to purchase 150,000 shares of the Company’s common stock with an exercise price of $0.80 per share, and (ii) a warrant to Smithfield Fiduciary LLC to purchase 18,621 shares of the Company’s common stock with an exercise price of $0.80 per share. Laurus Master Fund, Ltd and Smithfield Fiduciary LLC each waived all anti-dilution rights in connection with the issuance of the shares of common stock on the same date. The Company recorded additional debt discount of $110,000 using the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk free interest rate of 2.88%, an expected life of five years, and an expected volatility of 116% with no dividend yield.

December 2004

On December 30, 2005, the Company paid in full secured convertible notes, issued to Laurus Master Fund, LTD and another institutional investor on December 7, 2004 and December 8, 2004, in the aggregate principal amount of $1,000,000. The payment included prepayment penalties of $51,803. The $1,000,000 convertible notes were secured by a second mortgage on the Company’s Salem, New Hampshire facility. The Company had the right to elect to make the monthly required payments on the secured convertible notes (including principal and interest) in the form of shares of common stock, determined based on the $1.10 conversion price. The Company also issued to the holders immediately exercisable warrants to purchase an aggregate of 100,000 shares of common stock at $1.38 per share, 66,000 shares of common stock at $1.60 per share, and 24,000 shares of common stock at $1.71 per share. The warrants expire seven years from the date of issuance. The aggregate purchase price of the secured convertible notes and warrants of $1,000,000 was allocated between the secured convertible notes, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the secured convertible notes, common stock beneficial conversion option and warrants was $585,300, $261,100 and $153,600 . The difference between the aggregate face amount of the secured convertible notes of $1,000,000 and the aggregate purchase price of the secured convertible notes of $585,300 was recorded as a debt discount and was to be amortized over the life of the convertible notes. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.89%; an expected life of seven years; and an expected volatility of 108.29% with no dividend yield.

The Company had the ability to elect to pay monthly principal amortization in cash at 101% of the principal amount of the secured convertible notes. The Company could also elect to pay both principal and interest in common stock, if the market price of the stock at the time of the payment was 110% of the fixed conversion price. The Company could have elected to redeem the principal amount outstanding at 115% within the first year, 110% within the second year and 105% during the third year. The principal amortization payments began 120 days from the execution of the agreement at a rate of $31,250 per month.

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Each of the convertible notes issued to Laurus Master Fund, Ltd contained anti-dilution rights. These rights allowed for a reduction in the conversion price if subsequent equity-related transactions, such as issuance of convertible debt or sale of common stock, were priced below the conversion prices of existing convertible debt agreements with Laurus Master Fund, Ltd. On December 8, 2004, Laurus Master Fund, Ltd waived all anti-dilution rights in connection with the convertible note issued on the same date.

June 2004

On December 20, 2005, the Company paid in full a convertible note, issued to Laurus Master Fund, LTD and another institutional investor on June 10, 2004. The payment included prepayment penalties of $208,933. The $5,500,000 convertible note matured on June 20, 2007, bore interest at a rate equal to the prime rate plus 1.0%, but in no event less than 5.0%, and provided the holder with the option to convert the loan to common stock at $2.15 per share subject to certain adjustment features. The convertible note was collateralized by U.S. accounts receivable, inventory and equipment and a second mortgage on the Montreal, Canada building. StockerYale had the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, determined based on the $2.15 conversion price. The Company also issued to the holders seven-year warrants to purchase an aggregate of 440,000 shares of common stock at $3.12 per share. The aggregate purchase price of the convertible note and warrants ($5,500,000) was allocated between the note, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $3,646,478, $1,093,511 and $760,011, respectively. The difference between the face amount of the convertible note of $5,500,000 and the aggregate purchase price of the convertible note of $3,646,478 was recorded as a debt discount and was to be amortized over the life of the convertible note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 4.43%; an expected life of seven years; and an expected volatility of 145.92% with no dividend yield.

The Company had the right to elect to pay monthly principal amortization in cash at 101% of the principal amount. The Company could also have elected to pay both principal amortization and interest in shares of common stock, if the market price of the stock at the time of the payment was 110% of the fixed conversion price. The Company also had rights to elect to redeem the principal amount outstanding at 115% within the first year, 110% within the second year and 105% during the third year. The principal amortization payments began 120 days from the execution of the agreement at a rate of $171,875 per month.

February 2004

On December 30, 2005, the Company paid in full secured convertible notes, issued to Laurus Master Fund, LTD on February 25, 2004. The payment included a prepayment penalty of $16,191. The $4,000,000 convertible note matured on February 25, 2007, bore interest at a rate equal to the prime rate plus 2.0%, but in no event less than 6.0%, and provided the holder with the option to convert the loan to common stock at $1.30 per share subject to certain adjustment features. The convertible note was collateralized by a mortgage on the Salem building. StockerYale had the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, determined based on the $1.30 conversion price. The Company also issued to the holder seven-year warrants to purchase shares of common stock in the following warrant amounts and exercise prices per share of common stock: 375,000 shares of common stock at $1.65 per share, 250,000 shares of common stock at $1.75 per share and 75,000 shares of common stock at $1.95 per share. The aggregate purchase price of the convertible note and warrants ($4,000,000) was allocated between the convertible note, the common stock conversion option and warrants

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $2,319,047, $988,184 and $692,769, respectively. The difference between the face amount of the convertible note of $4,000,000 and the aggregate purchase price of the convertible note of $2,319,047 was recorded as a debt discount and was to be amortized over the life of the convertible note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.0%; an expected life of seven years; and an expected volatility of 141% with no dividend yield.

The Company had the right to elect to pay monthly principal amortization in cash at 101% of the principal amount. The Company also had the right to elect to pay both principal amortization and interest in common stock, if the market price of the stock at the time of the payment is 110% of the fixed conversion price. The Company had the right to elect to redeem the principal amount outstanding at 115% within the first year, 110% within the second year and 105% during the third year. The principal amortization payments began 120 days from the execution of the agreement at a rate of $125,000 per month.

September 2003

As of December 31, 2004, the total value of a convertible note issued a convertible note to Laurus Master Fund, Ltd on September 24, 2003 had been converted to 2,337,249 shares of common stock that resulted in an incremental non-cash charge related to accelerated amortization of debt discount of $514,000.

The $2,500,000 convertible note had a maturity date of September 24, 2006, with interest at a rate equal to the prime rate plus 3.5%, but in no event less than 7.5%, and provided the holder with the option to convert the loan to common stock at $1.07 per share subject to certain adjustment features. StockerYale had the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, determined based on the $1.07 conversion price. The Company also issued to the holder seven-year warrants to purchase shares in the following warrant amounts and exercise prices per share of common stock: 225,000 shares of common stock at $1.23 per share, 150,000 shares of common stock at $1.34 per share and 100,000 shares of common stock at $1.44 per share. The aggregate purchase price of the convertible note and warrants ($2,500,000) was allocated between the note, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $1,551,700, $546,650 and $401,650, respectively. The difference between the face amount of the convertible note of $2,500,000 and the aggregate purchase price of the convertible note of $1,551,700 was recorded as a debt discount and was to be amortized over the life of the convertible note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 2.7%; an expected life of seven years; and an expected volatility of 114% with no dividend yield.

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

The Company registered for resale all of the shares of common stock underlying the convertible notes, common stock and warrants in registration statements filed on Forms S-3.

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

National Bank of Canada

The Company has a revolving line of credit with the National Bank of Canada. The original agreement, dated May 26, 2003, was amended and renewed in March 2004 and March 2005. On March 29, 2006, the Company entered into a new, six-month agreement with the National Bank of Canada under which the bank effectively waived the Company’s noncompliance with the terms of the previous amended agreement. The bank’s waiver remains in effect only during the term of the new agreement. All outstanding amounts under the new agreement are payable on demand, but in any event no later than September 30, 2006, the date on which the agreement automatically expires. The new agreement specifically provides that (i) the bank will not renew the line of credit upon expiration of the agreement on September 30, 2006, and (ii) the Company must seek alternative financing and use the funds from the financing to pay all amounts owed to National Bank of Canada under the agreement.

The new agreement provides a line of credit of Cdn $2,725,000 ($2,338,000 US, converted at the December 31, 2005 rate of $0.858) restricted by the borrowing base, as defined. The new agreement is collateralized by the Company’s accounts receivable, inventory and equipment in Montreal and bears interest at the Canadian prime rate plus 2.50%. The credit facility requires the maintenance of certain financial covenants, including working capital, net worth, limitations on capital expenditures, restrictions on dividends, a financial coverage ratio and maximum inventory levels.

On March 22, 2005, the Company entered into an amended agreement with the National Bank of Canada. The new agreement maintains the line of credit of Cdn $2,500,000 ($2,076,000 US, converted at the December 31, 2004 rate of $.83) and a five-year term note of Cdn $2,000,000 ($1,666,000 US, converted at the December 31, 2004 rate of $.83). The amended agreement reduced the net worth covenant from Cdn $10,000,000 in the prior amended agreement to Cdn $9,250,000 in the March 22, 2005 agreement.

As of December 31, 2005, Cdn $2,215,000 ($1,901,000 US) was outstanding under the credit line. The term loan was paid in full on December 28, 2005 with the proceeds from the building sale transactions. As of December 31, 2005, the interest rate on the line of credit was 7.00%.

As of December 31, 2004, Cdn $2,500,000 ($2,076,000 US) was outstanding under the line of credit and Cdn $1,205,000 ($1,001,000 US) was outstanding under the term note. As of December 31, 2004, the interest rate on the line of credit and the term note were 6.00% and 6.75%. Under the amended agreement, principal payments are Cdn $33,333 a month ($27,333 US).

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

On August 26, 2005, the Company entered into an amendment to the note in which the maturity date of the note was extended to December 31, 2005. On December 15, 2005, the maturity date of the note was extended to January 15, 2007. The note accrues interest on the outstanding principal balance at the rate of 10% per year. The

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

aggregate outstanding principal amount of the note and accrued interest is payable in equal installments of $50,000 on the 15th day of each month, with the entire balance of unpaid principal and interest due on January 15, 2007. As a part of the December 15, 2005 agreement, the Company issued to the holder additional five-year common stock warrants to purchase 150,000 shares at an exercise price per share of $0.90. An additional debt discount was recorded in the amount of $90,149 and is being amortized over the life of the note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 4.40%, an expected life of five years; and an expected volatility of 92% with no dividend yield.

As of December 31, 2005, $1,500,000 was outstanding under the note, which has been classified as $478,500 short-term debt and $1,021,500 long term debt and reported net of $90,121 of unamortized debt discount.

TJJ Corporation

On February 25, 2004, the Company paid in full including outstanding principal and accrued interest of $4,400,000 and $25,000 , the term note agreement issued December 27, 2002, by TJJ Corporation. The term note was a $5,000,000 three-year note due December 26, 2005, secured by the Company’s Salem facility and bore an interest rate of 8.5%. The Company also issued warrants to purchase shares of the Company’s common stock. The warrants had exercise rights over a five-year period with each warrant able to be exchanged for one share of common stock at a purchase price of $1.35 per share. These warrants were exercised in 2004 on a cashless basis in accordance with their original terms resulting in the issuance of approximately 135,000 shares of common stock. The aggregate purchase price of the term note and the warrants of $5,000,000 were allocated between the term note and warrants based upon their relative fair market values. The purchase price assigned to the term note and warrants was $4,730,825 and $269,175. The difference between the face amount of the term note and the aggregate purchase price allocated to the term note of $4,730,825 was recorded as a debt discount, and was being amortized over the life of the term note. The unamortized discount resulted in a non-cash charge of approximately $113,000 upon repayment of the note.

Merrill Lynch Financial Services

On June 10, 2004, the Company paid in full the credit facility with Merrill Lynch Business Financial Services including outstanding principal and accrued interest of $3,370,000 and $7,000 , with proceeds from a convertible note. The credit facility was originally issued on September 30, 2003. The agreement provided a credit facility of $3,450,000 through a term note of $2,450,000 and a line of credit of $1,000,000. The facility was partially guaranteed (maximum $1,000,000) by an officer of the Company, had a one-year maturity and bore an interest rate of one month LIBOR + 5.5%. As of December 31, 2004, the credit facility had been repaid and no balance was outstanding.

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

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(9) TAXES

The components of the provision (benefit) for income taxes of continuing operations are as follows:

Years Ended December 31,	2005	2004
In thousands
Current
Federal	$—	$—
State	—	—
Foreign	—	—

Sub-total	—	—
Deferred
Federal	—	—
State	—	—
Foreign	—	—

Sub-total	—	—

Total	$—	$—

The income tax benefit included in the accompanying statement of operations is as follows:

Years Ended December 31,	2005	2004
	In thousands
Continuing Operations	$—	$—
Discontinued Operations	—	(2)

Total	$—	$(2)

The following is a reconciliation of the federal income tax (benefit) provision for continuing operations calculated at the statutory rate of 34% to the recorded amount:

Years Ended December 31,	2005	2004
	In thousands
Applicable statutory federal income tax benefit	$(3,686)	$(4,447)
State income taxes, net of federal income tax benefit	(651)	(785)
Permanent items	1,518	—
Valuation allowance	2,819	5,232

Net federal income tax (benefit)	$—	$—

The significant items comprising the deferred tax asset and liability at December 31, 2005 and 2004 are as follows:

Years Ended December 31,	2005	2004
	In thousands
Net operating loss carry forwards	$20,537	$20,528
Financial reporting reserves not yet deductible for tax purpose	669	101
Accelerated depreciation and property-basis differences	(1,242)	(1,060)
Other	158	(93)
Valuation allowance	(20,122)	(19,476)

Total	$—	$—

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005, the Company had net federal operating loss carry forwards (NOLs) of approximately $51.0 million available to offset future taxable income, if any. These carry forwards expire through 2024 and are subject to review and possible adjustment by the Internal Revenue Service. The Company may be subject to limitations under Section 382 of the Internal Revenue Service Code as a result of changes in ownership. The Company’s historical operating losses raise considerable doubt as to when, if ever, any of the deferred tax assets will be realized. As a result, management has provided a full valuation allowance for the net deferred tax assets.

(10) STOCKHOLDERS’ EQUITY

Stock and Warrant Purchase Agreement

On August 12, 2005 and August 16, 2005, in conformance with the terms of separate Stock and Warrant Purchase Agreements, the Company issued and sold in a private placement (i) 2,222,222 shares of the Company’s Common Stock to an existing institutional investor at a per share price of $0.90 and a warrant to purchase an aggregate of 740,741 shares of Common Stock at a per share exercise price of $1.17, and (ii) 625,000 shares of the Company’s Common Stock to another existing institutional investor at a per share price of $0.80 and a warrant to purchase an aggregate of 156,250 shares of Common Stock at a per share exercise price of $1.17. The Company received gross proceeds of $2,497,000 in the private placement. The warrants expire on the fifth anniversary of the date of issuance. The shares of common stock and the warrants were issued in conformance with the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 under Section 4(2). The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 4.11%; an expected life of five years; and an expected volatility of 114.67% with no dividend yield. The fair value of the warrants was calculated as $620,000.

On October 17, 2005, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for the resale of 1,315,612 shares of Common Stock issued and sold by the Company and 3,095,906 shares of Common Stock issuable upon exercise of Warrants in order to fulfill its contractual obligations to the selling stockholders contained in the agreements relating to the August 2005 Financing, the August 2005 Waiver and Amendments, the July 2005 Waiver and Amendments and the Eureka May 2005 Financing as described below and in Note 12.

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

The Company also issued additional investment rights to purchase up to 582,533 shares of common stock at a price of $1.15 per share. Each additional investment right expired 90 trading days after the effective date of registration. Additional investment rights exercised as of December 31, 2004 resulted in the issuance of 313,479 shares of common stock for cash proceeds of approximately $361,000 and 17,023 shares of common stock issued pursuant to a cashless exercise. The remainder, have expired. In addition, these investors were also issued warrants to purchase up to 582,533 shares of common stock at an exercise price of $1.15 per share.

On December 8 through December 13, 2004, the Company completed a private placement of 2,924,546 shares of Common Stock with existing institutional shareholders and certain directors and officers of the Company. The purchase price of the Common Stock was $1.10 per share, except with respect to the shares

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

purchased by the officers and directors of the Company who participated in the transaction, for whom the purchase price per share was $1.30. These investors were also issued warrants entitling them to purchase an aggregate of 729,913 common shares at $1.38 per share over five years. The directors and officers participating in the private placement included: Raymond Oglethorpe, Director, Mark Blodgett, Director and Chief Executive Officer, and Ricardo Diaz, the former Chief Operating Officer. The combined net proceeds from the private placement yielded proceeds of $3,184,700.

As of December 31, 2005, there were 5,104,058 shares reserved for warrants with the following exercise prices and expiration dates:

No. Warrants	Exercise Price	Expiration Date
168,621	$0.80	2010
400,000	$0.90	2010
740,741	$1.17	2010
152,250	$1.17	2005
5,000	$1.35	2007
225,000	$1.23	2010
150,000	$1.34	2010
100,000	$1.44	2010
515,000	$1.20	2009
583,533	$1.50	2009
729,913	$1.38	2004
375,000	$1.56	2011
250,000	$1.75	2011
75,000	$1.94	2011
440,000	$3.12	2011
100,000	$1.38	2011
66,000	$1.60	2011
24,000	$1.71	2011
5,104,058

(11) ASSET IMPAIRMENT

Impairment charges of long-lived assets have been recognized in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Total asset impairment charges of $1,397,000 relating to fixed assets were recognized in 2005. In the second quarter of 2005, the Company reduced the value of its New Hampshire corporate headquarters and manufacturing facility to fair market value through a non-cash charge of $618,000. The Company believed that the carrying value of the facility may have been impaired due to local real estate market condition. The Company further based its belief in part on its April 2005 agreement (subsequently terminated) to sell and leaseback the facility with a buyer. The charge was computed using fair value estimates primarily based on the Purchase and Sales Agreement and fair value estimates provided by local real estate professionals.The Company subsequently sold this building to a different buyer in December 2005.

In December 2005, the Company recorded an asset impairment charge of $295,000 on the anticipated sale of the Montreal facility based on the difference between the carrying value and the estimated sales price less selling expenses.

The Company also recorded in December 2005 asset impairment charges of $484,000 for a clean room and other equipment specifically associated with its phase mask product line. The Company tested these assets for impairment during the fourth quarter 2005 during its budget process. These impairments were measured after

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

comparing the carrying value of these long-lived assets to the applicable undiscounted cash flows, as defined by SFAS 144. This comparison indicated impairment, at which point the fair value of the assets were estimated using a discounted cash flow methodology. The carrying value of these assets exceeded this estimated fair value by $484,000.

For the year ended December 31, 2004, the Company recognized asset impairment charges of $173,000 impairment charge in 2004 against the value of the Company’s Salem, New Hampshire facility. The Company believed that the carrying value of the facility may be impaired due to local real estate market conditions. The charge was computed in part using fair value estimates provided by local real estate professionals.

(12) STOCK OPTION PLANS

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

The Company had 796,100 and 1,076,986 shares available for future grants as of December 31, 2005 and 2004.

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Options Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2003	3,552,673	6.86
Granted	1,064,910	1.28
Exercised	(202,948)	1.24
Cancelled	(67,605)	3.28

Balance at December 31, 2004	4,347,030	4.99
Granted	750	1.16
Exercised	(21,000)	0.72
Cancelled	(748,821)	6.17

Balance at December 31, 2005	3,577,959	$4.77

The following table summarizes information about the stock options outstanding as of December 31, 2005

Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 0.52 – 0.99	990,291	5.8	$0.72	735,116	$0.75
1.00 – 1.99	881,371	8.5	1.18	450,715	1.13
2.00 – 3.99	309,700	5.9	3.19	204,700	3.77
4.00 – 6.99	240,547	6.4	4.85	240,547	4.85
7.00 – 11.99	973,000	5.5	10.51	972,700	10.51
12.00 – 38.00	183,050	4.9	16.03	183,050	16.03

$ 0.52 – 38.00	3,577,959	6.4	$4.77	2,786,828	$5.80

(13) EMPLOYEE STOCK PURCHASE PLAN

In May 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Stock Purchase Plan”), which permits the eligible employees of the Company and its subsidiaries to purchase shares of the Company’s common stock, at a discount, through regular monthly payroll deductions of up to 10% of their pre-tax gross salary. Subject to adjustment for stock splits, stock dividends and similar events, a maximum of 100,000 shares of common stock may be issued under the Stock Purchase Plan. For the years ended December 31, 2005 and 2004, there were 1,672 and 5,844 shares issued under the Stock Purchase Plan.

(14) EMPLOYEE BENEFIT PLANS

On January 17, 1994, the Company established the StockerYale 401(k) Plan (the Plan). Under the Plan, employees are allowed to make pretax retirement contributions. In addition, the Company may make matching contributions, not to exceed 100% of the employee contributions, and profit sharing contributions at its discretion. The Company made matching contributions of $25,000 and $24,000 in the years ended December 31, 2005 and 2004. The Company incurred costs of approximately $2,000 and $2,500 in 2005 and 2004, to administer the Plan.

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(15) DISCONTINUED OPERATIONS

In December 2005, the Company’s management and the Board of Directors made a decision to sell or close its Singapore operation as well as its fiber optic illumination and galvanometer product lines including a planned workforce reduction of 11%. Accordingly, the results of those operations have been reclassified and are included in discontinued operations. Aggregate revenues from the discontinued operations for the years ended December 31, 2005 and 2004 were $3.0 million and $3.7 million. The pre-tax income or (loss) from discontinued operations for the years ended December 31, 2005 and 2004 were approximately $(1.0) million and $0.4 million.

Included in the loss from discontinued operations for the year ended December 31, 2005 were charges of $591,000 which includes $374,000 relating to the sale of our Singapore operations (comprised of $288,000 forgiveness of intercompany obligations and an $86,000 write-down of assets to fair market value) and other charges of $217,000 related to the sale of the Fiber Optic Illumination segment (consisting of $184,000, for inventory write-downs and termination benefits and related charges of approximately $33,000 relating to the termination of 19 people).

On February 15, 2006, the Company completed the sale of 100% of its stock ownership in its StockerYale Asia subsidiary to Radiant Scientific Pte. Ltd. for the consideration of $1 and a note for $250,000, which the company initially recorded with $0 value. Radiant assumed all obligations and liabilities of approximately $465,000 and assets of approximately $466,000. The assets were mainly accounts receivable and inventory. The Company has no contractual arrangements with Radiant Scientific Pte., Ltd. The Company expects to continue to sell an insignificant amount of product to previous customers of StockerYale Asia. In 2005, $257,000 was eliminated from revenue as inter-company sales. In 2004, $171,000 was eliminated from revenue as inter-company sales.

On March 1, 2006, the Company completed the sale of its fiber optic lighting business to Techni-Quip Corp. of Pleasanton, California. For $275,000 the Company sold inventory and fixed assets valued at $275,000 and agreed to supply specialty fiber products to Techni-Quip over a five-year period with a minimum total value of $275,000 and a maximum total value of $550,000. In addition, Techni-Quip assumed Company supplier purchase order obligations valued at $105,000. Those revenues would have been eliminated as inter-company sales within the illumination segment before the restructure. In 2005, $68,000 was eliminated from revenue as intercompany sales, while in 2004 no elimination was necessary. The fiber optic illumination product line and the Company’s Singapore operations were previously classified under the Company’s illumination segment. The sale to Radiant, which was founded by the Company’s Singapore management team, was structured as a stock sale and the sale to Techni-Quip was in the form of an asset purchase.

The Company expects to sell or otherwise exit the galvanometer product line during 2006. As a result, those operations have been reclassified to discontinued operations. The results of its operations for the years ended December 31, 2005 and 2004 were immaterial.

No interest was allocated to any of the discontinued operations.

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(16) COMMITMENTS AND CONTINGENCIES

Lease obligation treated as financing

On December 30, 2005, the Company closed a sale-leaseback transaction on the Company’s Salem, New Hampshire headquarters with 55 Heritage LLC. The terms of the Real Estate Purchase Agreement dated December 2005 between the Company and the buyer were that (i) the Company agreed to sell the property to the buyer, for $4,700,000, (ii) the Company agreed to lease from the buyer (a) approximately 32,000 square feet of the property for an initial term of five years with a rental rate during such period of $192,000 per year in base rent and (b) approximately 63,000 square feet of the property for an initial term of five years with rental rates during such period ranging from approximately $220,500 to $315,000 per year in base rent, plus a pro rata share of all operating costs of the Property, and (iii) the Company paid a security deposit in the amount of $770,500. The Company plans to sublease all or part of the 63,000 square feet block of space. At the time an opportunity arises to enter into a sublease agreement with a third party, either (i) the Company will enter into a sublease agreement with such third party or (ii) the buyer will enter into a direct lease with such third party. The lease agreement grants the Company the option to extend the initial term for a period of five years. Primarily because of the terms of the lease agreement, the transaction did not qualify for sale-leaseback accounting treatment, and the net proceeds of $3.6 million received were classified as a financing obligation. Additionally, the Company will continue to carry the value of the building on its balance sheet and record depreciation expense until the criteria to record a sale are met. The Company received $21,000 in 2005 for sublease income.

Other obligations

Our Canadian subsidiary, StockerYale Canada, Inc., conducts research and development, manufacturing, sales and administration from a property located at 275 Kesmark Street, Montreal, Quebec, Canada. On December 20, 2005, StockerYale Canada sold the Montreal property to a buyer for Cdn. $4,150,000 in gross proceeds. StockerYale Canada leases back 59,433 square feet of the Montreal property from the new owner for an initial term of ten years. StockerYale Canada paid a security deposit in the amount of Cdn. $502,915. The rent during the ten-year term ranges from approximately Cdn. $416,031 to Cdn. $469,521 per year plus all operating costs. StockerYale Canada has the option to extend the initial term of the lease for an additional term of five years.

The Company had recorded an impairment charge of $295,000; therefore, no additional gain or loss was recorded on this sale.

Scheduled future maturities of debt operating, financing and capital lease obligations for the next five years:

Due by period	2006	2007	2008	2009	2010	2011+	Total
	($000’s)
Debt obligations	$3,470	$2,476	$1,455	$—	$—	$—	$7,401
Capital lease obligations	23	23	23	13	1	—	83
Salem building lease obligation	507	507	444	444	413	—	2,315
Operating lease obligations	484	384	375	372	377	1,096	3,088

	$4,484	$3,390	$2,297	$829	$791	$1,096	$12,887

Less amounts representing interest	159	124	90	55	19	—	447

Total	$4,325	$3,266	$2,207	$774	$772	$1,096	$12,440

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(16) LEGAL PROCEEDINGS

Beginning in May 2005, three putative securities class action complaints were filed in the United States District Court for the District of New Hampshire against the Company and Mark Blodgett, the Company’s President, Chief Executive Officer and Chairman of the Board, Lawrence Blodgett, a former director, Frances O’Brien, the Company’s former Chief Financial Officer, Richard Lindsay, the Company’s former Chief Financial Officer, and Ricardo Diaz, the Company’s former Chief Operating Officer, purportedly on behalf of some of the Company’s shareholders. The complaints, which assert claims under the Securities Exchange Act of 1934, allege that some disclosures made by the Company in press releases dated April 19, 2004 and April 21, 2004 were materially false or misleading. The complaints seek unspecified damages, as well as interest, costs, and attorneys fees. The three complaints were consolidated into one action and assigned to a single federal judge. The court also appointed a group of lead plaintiffs and plaintiffs’ counsel, who recently filed a consolidated amended complaint to supersede the previously filed complaints. Mr. Lindsay is not named as a defendant in the amended complaint; therefore, he is not a party to the currently pending proceeding. The consolidated amended complaint asserts claims under Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. On January 31, 2006, the Company and the individual defendants moved to dismiss all claims asserted in the consolidated amended complaint. The court has not yet ruled on those motions.

On June 17, 2005, a purported shareholder derivative action was filed in the United States District Court for the District of New Hampshire against the Company (as a nominal defendant) and Mark Blodgett, our Chief Executive Officer and Chairman of the Board, Lawrence Blodgett, a former director, and Steven Karol, Dietmar Klenner, Raymond Oglethorpe and Mark Zupan, all of whom are current directors of the company. The plaintiff derivatively claims breaches of fiduciary duty by the defendant directors and officers in connection with the disclosures made by us in press releases dated April 19, 2004 and April 21, 2004, the awarding of executive bonuses, and trading in Company common stock while allegedly in possession of material, non-public information. Plaintiff did not make pre-suit demand on the Board of Directors prior to filing this derivative action. Upon the joint motion of the parties the Court has stayed the derivative action indefinitely. However, the derivative action may be revived upon the motion of any party.

The Company intends to vigorously contest the allegations in the securities and derivative complaints. However, due to the preliminary nature of these cases, the Company is unable to predict the outcome of this litigation or the application of, or coverage provided by, the Company’s insurance carriers.

The Company is party to various legal proceedings generally incidental to its business. Although the disposition of such legal proceedings cannot be determined with certainty, it is the Company’s opinion that any pending or threatened litigation will not have a material adverse effect on the Company’s results of operations, cash flow or financial condition.

(17) SEGMENT INFORMATION

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related information.” SFAS No. 131 requires financial and supplementary information to be disclosed on an annual and interim basis of each reportable segment of an enterprise. SFAS No. 131 also establishes standards for related disclosures about product and services, geographic areas and major customers. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision-maker is the Chief Executive Officer. The Company’s accounting policies and method of presentation for segments is consistent with that used throughout the consolidated financial statements.

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company operates in two segments: illumination and optical components. The illumination segment develops and manufactures specialized illumination products for the inspection, machine vision, medical and military markets. Illumination products are sold both through distributors as well as directly to original equipment manufacturers (OEM’s), the optical components segment develops and manufactures specialty optical fibers and phase masks used primarily in the telecommunications, defense, and medical markets. Optical component products are sold primarily to original equipment manufacturers (OEM’s). The policies relating to segments are the same as our corporate policies.

The Company evaluates performance and allocates resources based on revenues and operating income (loss). The operating loss for each segment includes selling, research and development and expenses directly attributable to the segment. In addition, the operating loss includes amortization of acquired intangible assets, including any impairment of these assets and of goodwill. Certain of the Company’s indirect overhead costs, which include corporate general and administrative expenses, are allocated between the segments based upon an estimate of costs associated with each segment. Segment assets include accounts receivable, inventory, machinery and equipment, goodwill and intangible assets directly associated with the product line segment.

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

All revenues and costs associated with our discontinued businesses have been eliminated from segment reporting, so that the net effect is to report from continuing operations only.

Years Ended December 31	2005	2004
	($000’s)
Revenues:
Illumination	$14,254	$13,000
Optical components	1,949	908

Total revenues	16,203	13,908
Gross profit (loss):
Illumination	4,263	3,372
Optical components	936	(73)

Total gross profit (loss)	5,199	3,299
Operating profit (loss)
Illumination	(4,925)	(4,836)
Optical components	(1,791)	(3,568)

Total Operating profit (loss)	(6,716)	(8,404)
Current assets:
Illumination	$5,723	$5,165
Optical components	380	130
Corporate	3,383	3,799

Total Current assets	9,486	9,094
Property, plant & equipment:
Illumination	2,975	3,394
Optical components	3,900	4,913
Corporate	5,025	10,093

Total Property, plant & equipment	11,900	18,400
Intangible assets:
Illumination	826	1,144
Optical components	—	—
Corporate	—	—

Total Intangible assets	826	1,144
Goodwill:
Illumination	2,677	2,677
Optical components	—	—
Corporate	—	—

Total Goodwill	2,677	2,677
Other assets:
Illumination	243	208
Optical components	—	—
Corporate	105	411

Total Other assets	348	619

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Years Ended December 31	2005	2004
	($000’s)
Total assets:
Illumination	12,444	12,408
Optical components	4,280	5,043
Corporate	8,513	14,483
Assets from discontinued operations	1,551	1,844

Total assets	$26,788	$33,778

Revenues by geographic area:
United States	$8,306	$7,265
Canada, Mexico & So. America	2,128	2,011
Europe	4,073	3,340
Asia & ROW	1,696	1,292

Total	$16,203	$13,908

The Company’s long-lived assets consist of property, plant and equipment located in the following geographic locations:

Years Ended December 31	2005	2004
	($000’s)
Long-lived assets by geographic area:
United States	$9,627	$11,367
Canada	2,179	6,826
Europe	94	207
Asia	—	—

Total	$11,900	$18,400

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	OTHER INFORMATION

National Bank of Canada

On March 29, 2006, we entered into a new, six-month agreement with the National Bank of Canada. Pursuant to the new agreement, the bank effectively waived our noncompliance as of December 31, 2005 with the terms of the previous amended agreement between us and the National Bank of Canada dated March 22, 2005. The bank’s waiver remains in effect only during the term of the new agreement. The new agreement provides us with a line of credit of Cdn.$2,725,000. The new agreement is collateralized by our accounts receivable, inventory and equipment in Montreal. All outstanding amounts under the new agreement are payable on demand, but in any event no later than September 30, 2006, the date on which the agreement automatically expires. The credit facility requires the maintenance of certain financial covenants, including working capital, net worth, limitations on capital expenditures, restrictions on dividends, a financial coverage ratio and maximum inventory levels. The new agreement specifically provides that (i) the bank will not renew the line of credit upon expiration of the agreement on September 30, 2006, and (ii) we must seek alternative financing and use the funds from the financing to pay all amounts outstanding under the new agreement.

Indemnification Agreements

On March 29, 2006, each of our directors and our Chief Executive Officer and Chief Financial Officer entered into a form of Indemnification Agreement with us. Each Indemnification Agreement provides that if the director or executive officer is involved in any threatened, pending or completed action, suit or proceeding, whether brought by or in the right of the company or by any other party and whether of a civil, criminal, administrative or investigative nature, by reason of the fact that the director or executive officer is or was a director or executive officer of the company, or is or was serving at the request of the company as a director, officer, employee, trustee, partner or other agent of another organization or other enterprise, then we must indemnify the directors and executive officers to the fullest extent authorized or permitted by applicable law against all expenses, judgments, awards, fines and penalties provided that (i) the director or executive officer acted in good faith and in a manner in which the director or executive officer reasonably believed to be in the best interests of the company, (ii) in a criminal matter, the director or executive officer had no reasonable cause to believe that his conduct was unlawful, and (iii) the director or executive officer is not adjudged liable to the company.

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Election of Directors,” “Nominees for Election to Board of Directors,” “Executive Officers,” “Corporate Governance and Board Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Involvement in Legal Proceedings.”

The Company has adopted an Amended and Restated Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company, including the Company’s principal executive officer, and its senior financial officers (principal financial officer and controller or principal accounting officer, or persons performing similar functions). A copy of the Company’s Amended and Restated Code of Business Conduct and Ethics is filed with or incorporated by reference in this report, and is also posted to the Company’s website at www.stockeryale.com.

Item 10.	EXECUTIVE COMPENSATION

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Executive Compensation” and “Director Compensation.”

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information as of December 31, 2005

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2005.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,577,959	$4.77	796,100
Equity compensation plans not approved by security holders	—	—	—
Total	3,577,959		796,100

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Certain Relationships and Related Transactions.”

Item 13.	EXHIBITS

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ MARK W. BLODGETT Mark W. Blodgett	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 31, 2006

/S/ MARIANNE MOLLEUR Marianne Molleur	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006

/S/ STEVEN E. KAROL Steven E. Karol	Director	March 31, 2006

/S/ DIETMAR KLENNER Dietmar Klenner	Director	March 31, 2006

/S/ RAYMOND J. OGLETHORPE Raymond J. Oglethorpe	Director	March 31, 2006

/S/ PATRICK J. ZILVITIS Patrick J. Zilvitis	Director	March 31, 2006

/S/ MARK ZUPAN Mark Zupan	Director	March 31, 2006

EXHIBIT INDEX

Exhibit No.	Description of Document

3.1	Restated Articles of Organization of the Registrant is incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000 (File No. 000-27372).

3.2	Amendment, dated May 24, 2001, to the Amended and Restated Articles of Organization of the Registrant is incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 (File No. 000-27372).

3.3	Amended and Restated Bylaws of the Registrant are incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005 (File No. 000-27372).

4	Specimen Stock Certificate of common stock, $.001 par value per share is incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005 (File No. 000-27372).

10.1*	1996 Stock Option and Incentive Plan is incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-39080).

10.2*	Form of Incentive Option Agreement under the 1996 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.1(b) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-27372).

10.3*	Form of Nonqualified Option Agreement for employees under the 1996 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.1(c) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-27372).

10.4*	Form of Nonqualified Option Agreement for non-employee directors under the 1996 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.1(d) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-27372).

10.5*	2000 Stock Option and Incentive Plan is incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed on June 9, 2000 (No. 333-39082).

10.6*	Amendment No. 1 to the 2000 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.3(e) of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 (File No. 000-27372).

10.7*	Amended Form of Incentive Stock Option Agreement under the 2000 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.3(f) of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 (File No. 000-27372).

10.8*	Amended Form of Nonqualified Stock Option Agreement for employees under the 2000 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.3(g) of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 (File No. 000-27372).

10.9*	Amended Form of Nonqualified Stock Option Agreement for non-employee directors under the 2000 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.3(h) of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 (File No. 000-27372).

10.10*	2000 Employee Stock Purchase Plan is incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on June 9, 2000 (No. 333-39082).

Exhibit No.		Description of Document
10.11	*	Amendment No. 1 to 2000 Employee Stock Purchase Plan, dated June 26, 2001, is incorporated by reference to Exhibit 10.4(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-27372).

10.12	*	2004 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004 (File No. 000-27372).

10.13	*	Amendment to 2004 Stock Option and Incentive Plan is incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed May 27, 2005 (File No. 000-27372).

10.14	*	Form of Incentive Stock Option Agreement (Annual Grant) is incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 filed on October 22, 2004 (File No. 333-119911).

10.15	*	Form of Non-Qualified Stock Option Agreement (Annual Grant) is incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 filed on October 22, 2004 (File No. 333-119911).

10.16	*	Form of Restricted Stock Agreement under 2004 Stock Option and Incentive Plan is incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on May 27, 2005 (File No. 000-27372).

10.17	*	Separation Plan for Executive Officers is incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-27372).

10.18	*	Policy Regarding Compensation of Independent Directors is incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed May 27, 2005 (File No. 000-27372).

10.19		Stockholders Agreement, dated November 17, 2000, by and among the Registrant, Optune Technologies, Inc. and Nicolae Miron is incorporated by reference to Exhibit 10.5(b) of the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000 (File No. 000-27372).

10.20		Amendment to National Bank of Canada Credit Facility, dated March 19, 2004, is incorporated by reference to Exhibit 10.15(c) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-27372).

10.21		Offer of Financing among National Bank of Canada, StockerYale Canada, Inc. and the Registrant, dated March 22, 2005, is incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005 (File No. 000-27372).

10.22		Common Stock Purchase Warrant, dated as of September 24, 2003, issued by the Registrant to Laurus Master Fund, Ltd. is incorporated by reference to Exhibit 99.5 of the Registrant’s Registration Statement on Form S-3 filed on October 17, 2003 (File No. 333-109790).

10.23		Securities Purchase Agreement, dated as of September 24, 2003, by and between the Registrant and Laurus Master Fund, Ltd. is incorporated by reference to Exhibit 99.4 of the Registrant’s Registration Statement on Form S-3 filed on October 17, 2003 (File No. 333-109790).

10.24		Registration Rights Agreement, dated as of September 24, 2003, by and between the Registrant and Laurus Master Fund, Ltd. is incorporated by reference to Exhibit 99.3 of the Registrant’s Registration Statement on Form S-3 filed on October 17, 2003 (File No. 333-109790).

10.25		Securities Purchase Agreement, dated as of February 3, 2004, among the Registrant and certain signatories thereto, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated February 3, 2004 (File No 000-27372).

Exhibit No.	Description of Document
10.26	Form of Warrant to Purchase common stock, issued by the Registrant to certain investors, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated February 3, 2004 (File No. 000-27372).

10.27	Form of Additional Investment Right Agreement, between the Registrant and certain investors, is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K dated February 3, 2004 (File No. 000-27372).

10.28	Securities Purchase Agreement, made and entered into as of February 20, 2004, by and among the Registrant and Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated February 25, 2004 (File No. 000-27372).

10.29	Registration Rights Agreement, made and entered into as of February 20, 2004, by and between the Registrant and Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated February 25, 2004 (File No. 000-27372).

10.30	Common stock Purchase Warrant, dated February 20, 2004, issued by the Registrant to Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K dated February 25, 2004 (File No. 000-27372).

10.31	Securities Purchase Agreement, made and entered into as of June 10, 2004, by and among the Registrant and Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 10, 2004 (File No. 000-27372).

10.32	Registration Rights Agreement, made and entered into as of June 10, 2004, by and between the Registrant and Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 10, 2004 (File No. 000-27372).

10.33	Security Agreement, made and entered into as of June 10, 2004, by and between the Registrant and Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 10, 2004 (File No. 000-27372).

10.34	Common Stock Purchase Warrant, issued by the Registrant to Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated June 10, 2004 (File No. 000-27372).

10.35	Form of Securities Purchase Agreement, dated December 2004, between the Registrant and Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 000-27372).

10.36	Form of Registration Rights Agreement, dated December 2004, between the Registrant and Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 000-27372).

10.37	Form of Common Stock Purchase Warrant, dated December 2004, issued by the Registrant to Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 000-27372).

10.38	Form of Stock Purchase Agreement, dated December 2004, among the Registrant and certain parties signatories thereto, is incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 000-27372).

10.39	Form of Warrant to Purchase common stock, dated December 2004, issued by the Registrant to certain investors, is incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K/A filed on January 14, 2005 (File No. 000-27372).

Exhibit No.	Description of Document
10.40	Senior Promissory Note, dated May 12, 2005, issued to The Eureka Interactive Fund Limited is incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed May 16, 2005 (File No. 000-27372).

10.41	Amendment No. 1, dated August 26, 2005, to the Senior Promissory Note dated May 12, 2005 issued by the Registrant to The Eureka Interactive Fund Limited is incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 (File No. 000-27372).

10.42	Amendment No. 2, dated December 15, 2005, to Senior Promissory Note dated May 12, 2005 issued by the Registrant to The Eureka Interactive Fund Limited is incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed December 20, 2005 (File No. 000-27372).

10.43	Common Stock Purchase Warrant, dated May 12, 2005, issued to The Eureka Interactive Fund Limited is incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed May 16, 2005 (File No. 000-27372).

10.44	Amendment and Waiver entered into by and between the Registrant and Smithfield Fiduciary LLC, dated as of July 13, 2005, is incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-27372).

10.45	Amendment and Waiver entered into by and between the Registrant and Laurus Master Fund, Ltd., dated as of July 13, 2005, is incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-27372).

10.46	Common Stock Purchase Warrant issued by the Registrant to Smithfield Fiduciary LLC, dated as of July 13, 2005, is incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-27372).

10.47	Common Stock Purchase Warrant issued by the Registrant to Laurus Master Fund, Ltd., dated as of July 13, 2005, is incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-27372).

10.48	Amendment and Waiver entered into by and between the Registrant and Smithfield Fiduciary LLC, dated as of August 10, 2005, is incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-27372).

10.49	Amendment and Waiver entered into by and between the Registrant and Laurus Master Fund, Ltd., dated as of August 10, 2005, is incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-27372).

10.50	Stock and Warrant Purchase Agreement, dated August 12, 2005, by and between the Registrant and The Eureka Interactive Fund limited, is incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-27372).

10.51	Common Stock Purchase Warrant, dated August 12, 2005, issued by the Registrant to The Eureka Interactive Fund Limited, is incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-27372).

10.52	Stock and Warrant Purchase Agreement, dated August 16, 2005, by and between the Registrant and Van Wagoner Crossover Fund is incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-3 filed October 17, 2005 (File No. 333-129065).

10.53	Common Stock Purchase Warrant, dated August 16, 2005, issued by the Registrant to Van Wagoner Crossover Fund is incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-3 filed October 17, 2005 (File No. 333-129065).

Exhibit No.	Description of Document
10.54	Common Stock Purchase Warrant, dated December 15, 2005, issued by the Registrant to The Eureka Interactive Fund Limited, is incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-3 filed January 27, 2006 (File No. 333-131353).

10.55	Securities Purchase Agreement entered into by and between the Registrant and Laurus Master Fund, Ltd., dated as of December 30, 2005, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 4, 2006 (File No. 000-27372).

10.56	Registration Rights Agreement entered into by and between the Registrant and Laurus Master Fund, Ltd., dated as of December 30, 2005, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed January 4, 2006 (File No. 000-27372).

10.57	Secured Term Note issued by the Registrant to Laurus Master Fund, Ltd., dated as of December 30, 2005, is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed January 4, 2006 (File No. 000-27372).

10.58	Agreement of Purchase and Sale, dated November 22, 2005, by and between StockerYale Canada Inc. and The Standard Life Assurance Company of Canada is incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-3 filed January 27, 2006 (File No. 333-131353).

10.59	Lease Agreement, dated December 20, 2005, by and between StockerYale Canada Inc. and The Standard Life Assurance Company of Canada is incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-3 filed January 27, 2006 (File No. 333-131353).

10.60	Real Estate Purchase Agreement, dated November 29, 2005, by and between the Registrant and 55 Heritage LLC is incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-3 filed January 27, 2006 (File No. 333-131353).

10.61	First Amendment to Real Estate Purchase Agreement, dated December 22, 2005, by and between the Registrant and 55 Heritage LLC is incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-3 filed January 27, 2006 (File No. 333-131353).

10.62	Lease, dated December 29, 2005, by and between the Registrant and 55 Heritage LLC is incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-3 filed January 27, 2006 (File No. 333-131353).

10.63	Form of Indemnification Agreement, as executed by Mark Blodgett, Steven Karol, Dietmar Klenner, Raymond Oglethorpe, Patrick Zilvitis, Mark Zupan and Marianne Molleur.

10.64	Offer of Financing: temporary extension and tolerance, dated March 29, 2006, by and between StockerYale Canada Inc. and National Bank of Canada.

14	Amended and Restated Code of Business Conduct and Ethics.

16	Letter dated April 13, 2004 from Deloitte & Touche LLP to the Registrant is incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K dated April 7, 2004 (File No. 000-27372).

21	Subsidiaries of the Registrant.

23	Consent of Vitale, Caturano & Co., Ltd.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement filed in response to Item 13 of Form 10-KSB.

