Form 10QSB
period 2006-03-31
STOCKERYALE INC
filed 2006-05-15
CIK 94538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

As of April 21, 2006, there were 28,473,249 shares of the issuer’s common stock outstanding.

STOCKERYALE, INC.

Part I

ITEM 1. FINANCIAL STATEMENTS

STOCKERYALE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

	March 31, 2006	December 31, 2005
	In thousands
Assets

Current assets:

Cash and cash equivalents	$2,980	$3,427

Accounts receivable less allowances of $129 at March 31, 2006 and $228 at December 31, 2005	2,637	2,430

Inventories	2,621	2,826
Prepaid expenses and other current assets	577	440

Current assets – discontinued operations	196	1,383

Total current assets	9,011	10,506

Net property, plant and equipment	11,464	11,900

Goodwill	2,677	2,677

Acquired intangible assets, net	746	826

Other long-term assets	694	711

Long term assets – discontinued operations	—	168

Total assets	$24,592	$26,788

Current liabilities:
Current portion of long-term debt, net of unamortized discount of $430 at March 31, 2006 and $488 at December 31, 2005	$2,041	$1,081
Current portion of capital lease obligation	19	19
Current portion of financing lease obligation	507	507

Short-term debt	1,898	1,901

Accounts payable	1,713	1,553

Accrued expenses	1,768	2,875

Current liabilities – discontinued operations	239	928

Total current liabilities	8,185	8,864
Long-term debt, net of unamortized discount of $240 at March 31, 2006 and $321 at December 31, 2005	2,669	3,610
Capital lease obligation	51	55
Financing lease obligation	3,022	3,107

Total liabilities	13,927	15,636

Stockholders’ equity:
Common stock, par value $0.001; shares authorized 100,000,000; shares issued and outstanding 28,469,335 and 28,462,835 at March 31, 2006 and December 31, 2005, respectively	28	28

Paid-in capital	89,355	88,951

Deferred compensation	—	(355)

Accumulated other comprehensive income	2,176	2,177

Accumulated deficit	(80,894)	(79,649)

Total stockholders’ equity	10,665	11,152

Total liabilities and stockholders’ equity	$24,592	$26,788

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended March 31,
	2006	2005
	In thousands except per share data
Net sales	$4,441	$3,981
Cost of sales	2,752	2,601

Gross profit	1,689	1,380

Operating expenses:
Selling expenses	639	605
General and administrative	1,141	1,389
Research and development	703	746
Amortization expense	80	80

Total operating expenses	2,563	2,819

Loss from operations	(874)	(1,439)
Interest income and other (income) expense	14	(3)
Debt acquisition and discount amortization expense	155	499
Interest expense	163	187

Loss from continuing operations before income taxes	(1,206)	(2,122)

Income tax provision (benefit)	—	—

Loss from continuing operations	$(1,206)	$(2,122)
Loss from discontinued operations	(39)	(33)

Net loss	(1,245)	(2,155)

Basic and diluted net loss per share from continuing operations	$(0.04)	$(0.09)
Basic and diluted net loss per share from discontinued operations	$(0.00)	$(0.00)

Basic and diluted net loss per share	$(0.04)	$(0.09)

Weighted average shares outstanding:
Basic and diluted	28,465	24,597

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
	2006	2005
	In thousands
Operations
Net loss	$(1,245)	$(2,155)
Loss from discontinued operations	(39)	(33)

Loss from continuing operations	$(1,206)	$(2,122)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation expense and stock based compensation	94	—
Depreciation and amortization	543	591
Amortization of debt discount and financing costs	155	499
Other changes in assets and liabilities:
Accounts receivable	(243)	(424)
Inventories	205	(41)
Prepaid expenses and other current assets	(98)	(238)
Accounts payable	163	254
Accrued expenses	(442)	(425)
Other assets and liabilities	2	(24)

Net cash used in continuing operations	(827)	(1,930)
Net cash provided by (used in) discontinued operations	342	(128)

Net cash used in operating activities	(485)	(2,058)
Financing
Net proceeds from sale of common stock	4	3
Repayments of revolving credit facilities	—	(112)
Principal repayment of long-term debt	(124)	(592)

Net cash provided by continuing activities	(120)	(701)
Net cash provided by (used in) discontinued operations	—	—

Net cash used in financing activities	(120)	(701)
Investing
Payments of financing obligation	(85)	—
Purchases of property, plant and equipment	(27)	(22)

Net cash used in continuing operations	(112)	(22)
Net cash provided by (used in) discontinued operations	289	(23)

Net cash provided by (used in) investing activities	177	(45)
Effect of exchange rates	(19)	78
Net change in cash and equivalents	(447)	(2,726)
Cash and equivalents, beginning of period	3,427	3,836

Cash and equivalents, end of period	$2,980	$1,110

Supplemental disclosure of cash flow information:
Interest paid	$138	$135

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by StockerYale, Inc. (the “Company”) and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three month periods ended March 31, 2006 and 2005, (b) the financial position at March 31, 2006 and December 31, 2005, and (c) the cash flows for the three month periods ended March 31, 2006 and 2005. These interim results are not necessarily indicative of results for a full year or any other interim period.

The accompanying consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

The Company’s current forecast for fiscal year 2006 calls for increased revenues and reduced operating costs. The Company may pursue various options to raise additional funds to supplement operations through the end of 2006. The Company can give no assurances as to the timing or terms of such arrangements, assuming it decides to pursue them and is able to consummate one or more of these options. If the Company is unable to raise or generate sufficient funds by the end of 2006, it may need to implement further cost reduction strategies and may not have adequate capital to sustain its current operations.

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

(2) LOSS PER SHARE

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic and diluted net loss per common share for the three months ended March 31, 2006 and 2005, respectively is calculated by dividing the net loss applicable to common stockholders by the weighted average number of vested common shares outstanding. There were 3,494,098 and 4,345,280 options and 5,104,058 and 3,638,446 warrants outstanding as of March 31, 2006 and 2005, respectively, which were not included in the diluted shares calculation because their inclusion would be anti-dilutive. As of March 31, 2006, the Company had issued 520,180 restricted stock grants, none of which were vested. There were no restricted stock grants issued in the first quarter of 2005. The grants were not included in the diluted shares calculation as their effect would be anti-dilutive.

(3) REVENUE RECOGNITION

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

(4) WARRANTY

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

Warranty Reserves:

Quarters Ended March 31	2006	2005
	In thousands
Balance at beginning of period	$208	$107
Charges to costs and expenses	45	24
Account write-offs and other deductions	(37)	(23)

Balance at end of period	$216	$108

(5) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead. Inventories are as follows:

	March 31, 2006	December 31, 2005
	In thousands
Finished goods	$153	$227
Work-in-process	173	199
Raw materials	2,295	2,400

Net inventories	$2,621	$2,826

(6) STOCK BASED COMPENSATION PLANS AND STOCK-BASED COMPENSATION EXPENSE

The Company has stock-based compensation plans for its employees, officers and directors. The plans permit the grant of a variety of awards with various terms and prices as determined by the compensation committee of the Company’s Board of Directors. Generally the grants vest over terms of two to four years and are priced at fair market value, or in certain circumstances 110%, of the fair market value of the common stock on the date of the grant. The options are generally exercisable after the period or periods specified in the option agreement, but no option may be exercised after the expiration of 10 years from the date of grant.

Additionally, in the case of incentive stock options, the exercise price may not be less than 100 percent of the fair market value of the Company’s common stock on the date of grant, except in the case of a grant to an employee who owns or is deemed to own more than 10 percent of the combined voting power of all classes of stock of the Company or any parent or subsidiary, in which case the exercise price shall not be less than 110 percent of the fair market value on the date of grant. In the case of non-qualified stock options, the exercise price shall not be less than 85 percent of the fair market value of the Company’s common stock on the date of grant, except in the case of a grant to an Independent Director, in which case the exercise price shall be equal to fair market value determined by reference to market quotations on the date of grant.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company recorded compensation costs as the requisite service was rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). Periods prior to adoption have not been restated.

In the fourth quarter of 2005, the Company’s Board of Directors approved the acceleration of the vesting of unvested stock options greater than $3.00 per share previously awarded to employees (including executive officers) and its directors in anticipation of adopting SFAS 123(R). The Company accelerated the vesting of option expense to purchase an aggregate of 124,788 shares of common stock (of which options to purchase an aggregate of 31,350 shares of common stock were held by executive officers of the Company) on December 31, 2005.

Stock Option Awards- The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the Company’s stock. The average expected option life was estimated at 5 years. The risk-free interest rate is based on U.S. Treasury zero-coupon issues assumed at the date of grant. The compensation expense recognized for all equity-based awards is net of estimated forfeitures of 5.2%. Forfeitures are estimated based on the historical trends.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. There were no grants issued in the first quarter of 2006. The assumptions for grants during the three months ended March 31, 2005 were as follows:

Three Months Ended March 31, 2005
Volatility	122%
Expected option life	5
Interest rate (risk free)	3.72%
Dividends	None

A summary of option activity as of April 1, 2006 and changes during the first quarter is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2005	3,577,959	4.77
Granted	—	—
Exercised	(6,500)	0.68
Cancelled	(77,361)	1.61

Balance at April 1, 2006	3,494,098	4.85	6.25	264
Vested and Exercisable at April 1, 2006	2,785,708	5.78	5.80	187

As of April 1, 2006, there was $215,000 of total unrecognized compensation cost related to non-vested stock options granted. The cost is expected to be recognized over the next 2.75 years. The intrinsic value of the options exercised in the first quarter of 2006 was approximately $3,000.

Restricted Share Awards – the Company awards to a number of key employees restricted Company common stock. The awards vest in equal annual installments over a period of four years, assuming continued employment, with some exceptions. The fair market value of the award at the time of the grant is amortized over the vesting period. The fair value of restricted awards is based on fair market value on the date of issue. During the quarter ended, March 31, 2006 there were no additional grants awarded and none of the grants vested during this time period.

A summary of the status of the Company’s restricted shares as of April 1, 2006 and changes during the first quarter are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2005	520,180	0.78
Granted	—	—
Vested	—	—
Cancelled	—	—

Non-Vested at April 1, 2006	520,180	0.78

As of April 1, 2006, there was $330,000 of total unrecognized compensation cost related to non-vested restricted share awards. The cost is expected to be recognized over the next 3.25 years.

The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123(R), to all of its share-based compensation awards for periods prior to the adoption of SFAS 123(R), and the actual effect on net income and earnings per share for periods subsequent to adoption of SFAS 123(R), (in thousands, except per share data):

Three Months Ended March 31, 2005
In thousands except per share data
Net loss from continuing operations as reported	$(2,122)
Add: stock compensation included in net loss	—
Deduct: compensation expense determined under fair value for all awards.	(1,354)

Pro forma net loss from continuing operations	$(3,476)

Net loss per share as reported from continuing operations	$(0.09)
Net loss per share pro forma from continuing operations	$(0.14)

Net loss, as reported	$(2,155)
Add: stock compensation included in net loss	—
Deduct: compensation expense determined under fair value for all awards.	(1,354)
Pro forma net loss	$(3,509)
Net loss per share, as reported	$(0.09)

Net loss per share, pro forma	$(0.14)

(7) COMPREHENSIVE LOSS

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive loss is as follows:

	Three Months Ended March 31,
	2006	2005
	In thousands
Net loss	$(1,245)	$(2,155)
Other comprehensive income (loss):
Cumulative translation adjustment	(1)	25

Comprehensive loss	$(1,246)	$(2,130)

(8) INTANGIBLE ASSETS

Intangible assets consist primarily of acquired patented technology and trademarks. Intangible assets are amortized over their estimated useful lives, which range from two to five years. The Company has no identified intangible assets with indefinite lives, except for goodwill. The Company reviews intangible assets when indications of potential impairment exist, such as a significant reduction in cash flows associated with the assets. Identified intangible assets with definite lives as of March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005
	In thousands
Identified intangible assets	$3,549	$3,549
Less: accumulated amortization	(2,803)	(2,723)

	$746	$826

Amortization of intangible assets was $80,000 and $80,000 for the three months ended March 31, 2006 and 2005 respectively.

As of March 31, the estimated future amortization expense of intangible assets, in thousands, is as follows:

	Estimated Future Expense
	2006	2007	2008	2009	2010
Amortization expense of intangible assets	$238	$318	$190	—	—

(9) USE OF ESTIMATES

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

(10) RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“ SFAS 151”), Inventory Costs, an Amendment of ARB No. 43, Chapter 4. “SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS 151 is effective for the reporting period beginning December 1, 2005. Management believes that the adoption of SFAS 151 did not have a material impact on our results of operations or financial position.

(11) DEBT

Debt Compliance

The Company has various debt covenants under its credit facility with National Bank of Canada. As of March 31, 2006, the Company was in compliance with all covenants. As of December 31, 2005, the Company was not in compliance with certain financial performance covenants with the National Bank of Canada, and, on March 29, 2006, the Company entered into an amended agreement with the National Bank of Canada in which, among other things, the bank temporarily waived the Company’s non-compliance as of December 31, 2005. The amended agreement is described in the following section under “National Bank of Canada”.

Laurus Master Fund

The Company previously issued five secured notes to Laurus Master Fund, Ltd. These notes were issued in September 2003, February 2004, June 2004, December 2004 and December 2005. Smithfield Fiduciary LLC participated as a lender in the June 2004 and December 2004 transactions. During the fourth quarter of fiscal 2005, the Company used the net proceeds from the Laurus December 2005 financing and the sale of the Company’s Salem, New Hampshire and Montreal, Canada facilities to fully pay off the February 2004, June 2004 and December 2004 convertible notes. During the second quarter of 2004, the September 2003 note was fully converted into 2,337,249 shares of common stock and the February 2004 note was partially converted into 1,155,000 shares of common stock. In connection with these transactions, the Company has issued a total of 998,684 shares of common stock and warrants to purchase 1,498,621 shares of common stock, as detailed below. The Company has registered for resale all of the shares of common stock issued in connection with the December 2005 note and underlying the convertible notes and warrants on registration statements filed on Forms S-3. The Company’s accounting methodology for the notes, the shares of common stock and the warrants issued in these transactions, along with the further details, are described below.

December 2005

On December 30, 2005, under the terms of a Securities Purchase Agreement, the Company issued a secured term note in the aggregate principal amount of $4,000,000, to Laurus Master Fund, Ltd. The note is due on December 30, 2008 and the note is collateralized by U.S. accounts receivable, inventory and equipment and a second security interest in accounts receivable, inventory and equipment in Montreal, Canada. The Company must make monthly payments of principal and interest on the note beginning on April 1, 2006. The outstanding principal on the note accrues interest at an annual rate of 2% above the prime rate, subject to a minimum annual interest rate of 8% (subject to certain adjustments). The Company may elect to prepay the note provided that (i) if prepayment occurs during the first year of the date of issuance, the Company must pay a 15% prepayment penalty, (ii) if prepayment occurs during the second year of the date of issuance, the Company must pay a 10% prepayment penalty, and (iii) if prepayment occurs during the third year of the date of issuance, the Company must pay a 5% prepayment penalty.

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

At March 31, 2006, $4,000,000 was outstanding under the note, which has been classified as $1,090,909 short-term debt and $2,909,091 long term debt and reported net of $605,250 of unamortized debt discount, which has been classified as $364,780 short term and $240,470 long term.

At December 31, 2005, $4,000,000 was outstanding under the note, which has been classified as $1,090,909 short-term debt and $2,909,091 long term debt and reported net of $718,839 of unamortized debt discount, which has been classified as $402,675 short term and $316,164 long term.

The Company has registered for resale under the Securities Act of 1933, as required by the agreement, the shares of common stock sold and issued to Laurus Master Fund, Ltd. Because of certain provisions contained in the agreement, the Company initially classified the amounts allocated to the common stock as a liability. This amount was reclassified to equity on February 14, 2006 when the shares were registered. The Company recorded the market value of the stock on this date of $660,000 as equity and recorded a $60,000 gain to other income (expense).

In connection with the closing of the sale of the Salem, New Hampshire property and the Montreal, Canada property and the transactions under the Securities Purchase Agreement, the Company has fully repaid all other outstanding convertible notes.

Amendment and Waiver Agreements

On August 10, 2005, the Company entered into an Amendment and Waiver with both Laurus Master Fund, Ltd. and Smithfield Fiduciary LLC. Under the terms of the waiver, the parties agreed to defer the payment of principal amounts due and payable by the Company in August and September 2005 under promissory notes issued to the parties in February, June and December 2004 until the respective maturity dates of the notes. In connection with the August 10th Amendment and Waiver, the Company issued 225,000 shares of common stock to Laurus Master Fund, Ltd and 23,684 shares of common stock to Smithfield Fiduciary LLC. Laurus Master Fund, Ltd and Smithfield Fiduciary LLC each waived all anti-dilution rights in connection with the issuance of the shares of common stock issued on the same date. The Company recorded additional debt discount of $211,000 relating to the fair value of the common stock issued.

On July 13, 2005, the Company entered into an Amendment and Waiver with each of Laurus Master Fund, Ltd. and Smithfield Fiduciary LLC pursuant to which the parties agreed to defer the payment of principal amounts due and payable by the Company in July 2005 under certain promissory notes issued to such parties in February, June and December 2004 until the respective maturity dates of such promissory notes. In connection with the July 13th Amendment and Waivers, the Company issued (i) a warrant to Laurus Master Fund, Ltd. to purchase 150,000 shares of the Company’s common stock with an exercise price of $0.80 per share, and (ii) a warrant to Smithfield Fiduciary LLC to purchase 18,621 shares of the Company’s common stock with an exercise price of $0.80 per share. Laurus Master Fund, Ltd and Smithfield Fiduciary LLC each waived all anti-dilution rights in connection with the issuance of the shares of common stock on the same date. The Company recorded additional debt discount of $110,000 using the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk free interest rate of 2.88%; an expected life of five years; an expected volatility of 116%; and no dividend yield.

December 2004

On December 30, 2005, the Company paid in full-secured convertible notes, issued to Laurus Master Fund, Ltd and another institutional investor on December 7, 2004 and December 8, 2004, in the aggregate principal amount of $1,000,000. The payment included prepayment penalties of $208,933. The $1,000,000 convertible notes were secured by a second mortgage on the Company’s Salem, New Hampshire facility. The Company had the right to elect to make the monthly required payments on the secured convertible notes (including principal and interest) in the form of shares of common stock, determined based on the $1.10 conversion price. The Company also issued to the holders immediately exercisable warrants to purchase an aggregate of 100,000 shares of common stock at $1.38 per share, 66,000 shares of common stock at $1.60 per share, and 24,000 shares of common stock at $1.71 per share. The warrants expire seven years from the date of issuance. The aggregate purchase price of the secured convertible notes and warrants of $1,000,000 was allocated between the secured convertible notes, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the secured convertible notes, common stock beneficial conversion option and warrants was $585,300, $261,100 and $153,600. The difference between the aggregate face amount of the secured convertible notes of $1,000,000 and the aggregate purchase price of the secured convertible notes of $585,300 was recorded as a debt discount and was to be amortized over the life of the convertible notes. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.89%; an expected life of seven years; an expected volatility of 108.29%; and no dividend yield.

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

June 2004

On December 20, 2005, the Company paid in full a convertible note, issued to Laurus Master Fund, Ltd and another institutional investor on June 10, 2004. The payment included prepayment penalties of $51,803. The $5,500,000 convertible note matured on June 20, 2007, bore interest at a rate equal to the prime rate plus 1.0%, but in no event less than 5.0%, and provided the holder with the option to convert the loan to common stock at $2.15 per share subject to certain adjustment features. The convertible note was collateralized by U.S. accounts receivable, inventory and equipment and a second mortgage on the Montreal, Canada building. The Company had the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, determined based on the $2.15 conversion price. The Company also issued to the holders seven-year warrants to purchase an aggregate of 440,000 shares of common stock at $3.12 per share. The aggregate purchase price of the convertible note and warrants ($5,500,000) was allocated between the note, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $3,646,478, $1,093,511 and $760,011, respectively. The difference between the face amount of the convertible note of $5,500,000 and the aggregate purchase price of the convertible note of $3,646,478 was recorded as a debt discount and was to be amortized over the life of the convertible note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 4.43%; an expected life of seven years; an expected volatility of 145.92%; and no dividend yield.

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

February 2004

On December 30, 2005, the Company paid in full-secured convertible notes, issued to Laurus Master Fund, Ltd on February 25, 2004. The payment included a prepayment penalty of $16,191. The $4,000,000 convertible note was scheduled to mature on February 25, 2007, bore interest at a rate equal to the prime rate plus 2.0%, but in no event less than 6.0%, and provided the holder with the option to convert the loan to common stock at $1.30 per share subject to certain adjustment features. The convertible note was collateralized by a mortgage on the Salem building. The Company had the right to elect to make the monthly required payments on the convertible note (comprised of principal amortization and interest) in the form of shares of common stock, determined based on the $1.30 conversion price. The Company also issued to the holder seven-year warrants to purchase shares of common stock in the following warrant amounts and exercise prices per share of common stock: 375,000 shares of common stock at $1.65 per share, 250,000 shares of common stock at $1.75 per share and 75,000 shares of common stock at $1.95 per share. The aggregate purchase price of the convertible note and warrants ($4,000,000) was allocated between the convertible note, the common stock conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $2,319,047, $988,184 and $692,769, respectively. The difference between the face amount of the convertible note of $4,000,000 and the aggregate purchase price of the convertible note of $2,319,047 was recorded as a debt discount and was to be amortized over the life of the convertible note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.0%; an expected life of seven years; an expected volatility of 141%; and no dividend yield.

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

National Bank of Canada

We have a revolving line of credit with the National Bank of Canada. The original agreement, dated May 26, 2003, was amended and renewed in March 2004 and March 2005. On March 29, 2006, we entered into a new amended six-month agreement with the National Bank of Canada under which the bank effectively waived our noncompliance as of December 31, 2005 with the terms of the previous amended agreement. The bank’s waiver remains in effect only during the term of the new agreement. All outstanding amounts are payable on demand, but in any event no later than September 30, 2006, the date on which the agreement automatically expires. The agreement specifically provides that (i) the bank will not renew the line of credit after the expiration date on September 30, 2006, and (ii) we must seek alternative financing and use the funds from the financing to pay all amounts owed to National Bank of Canada.

The March 2006 agreement provides a line of credit of up to Cdn $2,725,000 ($2,338,000 US) restricted by the borrowing base, as defined. The new agreement is collateralized by the accounts receivable, inventory and equipment in Montreal and bears interest at the Canadian prime rate plus 2.50%. The credit facility requires the maintenance of certain financial covenants, including working capital, net worth, limitations on capital expenditures, restrictions on dividends, a financial coverage ratio and maximum inventory levels. As of March 31, 2006, Cdn $2,215,000 ($1,898,000 US) was outstanding under the credit line. As of March 31, 2006, the interest rate on the line of credit was Canadian prime rate plus 2.5% (8.00%).

On March 22, 2005, the Company entered into an amended agreement with the National Bank of Canada. The agreement maintained the line of credit of Cdn $2,500,000 ($2,076,000 US) and a five-year term note of Cdn $2,000,000 ($1,666,000 US). The amended agreement reduced the net worth covenant from Cdn $10,000,000 in the prior amended agreement to Cdn $9,250,000 in the March 22, 2005 agreement. The amended agreement also required the Company to achieve specific net profit targets throughout 2005.

As of December 31, 2005, Cdn $2,215,000 ($1,901,000 US) was outstanding under the credit line. As of December 31, 2005, the interest rate on the line of credit was 7.00%.

Eureka Interactive Fund Limited

On May 12, 2005, the Company issued a note to Eureka Interactive Fund, Limited. The $1,500,000 note was initially due and payable in full on September 12, 2005. The note accrues interest on the outstanding principal balance at the rate of 10% per year, payable on the last day of each month. The Company also issued to the holder five-year common stock warrants to purchase 250,000 shares at an exercise price per share of $0.90. The aggregate purchase price of the note and warrants ($1,500,000) was allocated between the note and warrants based upon their relative fair market value. The difference between the face amount of the note of $1,500,000 and the aggregate purchase price of the note of $1,341,362 was recorded as a debt discount of $158,638 and is being amortized over the life of the note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.87%; an expected life of five years; an expected volatility of 116%; and no dividend yield.

On August 26, 2005, the Company entered into an amendment to the note in which the maturity date of the note was extended to December 31, 2005. On December 15, 2005, the maturity date of the note was again extended to January 15, 2007. The note accrues interest on the outstanding principal balance at the rate of 10% per year. The aggregate outstanding principal amount of the note and accrued interest is payable in equal installments of $50,000 on the 15th day of each month, with the entire balance of unpaid principal and interest due on January 15, 2007. As a part of the December 15, 2005 agreement, the Company issued to the holder additional five-year common stock warrants to purchase 150,000 shares at an exercise price per share of $0.90. An additional debt discount was recorded in the amount of $90,149 and is being amortized over the life of the note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 4.40%; an expected life of five years; an expected volatility of 92%; and no dividend yield.

At March 31, 2006, $1,379,741 was outstanding under the note, which has been classified as short-term debt and reported net of $64,655 of unamortized debt discount.

At December 31, 2005, $1,500,000 was outstanding under the note, which has been classified as $478,500 short-term debt and $1,021,500 long term debt and reported net of $90,121 of unamortized debt discount, which has been classified as $84,983 short term and $5,138 long term.

(12) EQUITY

Stock and Warrant Purchase Agreement

On August 12, 2005 and August 16, 2005, in conformance with the terms of separate Stock and Warrant Purchase Agreements, the Company issued and sold in a private placement (i) 2,222,222 shares of the Company’s Common Stock to an existing institutional investor at a per share price of $0.90 and a warrant to purchase an aggregate of 740,741 shares of Common Stock at a per share exercise price of $1.17, and (ii) 625,000 shares of the Company’s Common Stock to another existing institutional investor at a per share price of $0.80 and a warrant to purchase an aggregate of 156,250 shares of Common Stock at a per share exercise price of $1.17. The Company received gross proceeds of approximately $2,500,000 in the private placement. The warrants expire on the fifth anniversary of the date of issuance. The shares of common stock and the warrants were issued in conformance with the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 under Section 4(2). The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.89%; an expected life of seven years; and an expected volatility of 108.29%; and no dividend yield. The fair value of the warrants was calculated as $620,000.

On October 17, 2005, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for the resale of 3,095,906 shares of Common Stock issued and sold by the Company and 1,315,612 shares of Common Stock issuable upon exercise of Warrants in order to fulfill its contractual obligations to the selling stockholders contained in the agreements relating to the August 2005 financing, the August 2005 waiver and amendments, the July 2005 waiver and amendments and the Eureka Interactive Fund Ltd May 2005 financing as described above in note (11).

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

As of March 31, 2006, there were 3,494,098 shares reserved for stock options and 5,104,058 shares reserved for warrants.

(13) DISCONTINUED OPERATIONS

In December 2005, the Company’s management and the Board of Directors made a decision to sell or close its Singapore operation as well as its fiber optic illumination and galvanometer product lines including a planned workforce reduction of 11%. Accordingly, the results of those operations were reclassified and are included in discontinued operations. Revenues from the discontinued operations for the quarter ended March 31, 2006 and 2005 were $0.4 million and $0.6 million, respectively. The pre-tax loss from discontinued operations for the quarters ended March 31, 2006 and 2005 was approximately $39,000 and $33,000, respectively.

On February 15, 2006, the Company completed the sale of 100% of its stock in its StockerYale Asia subsidiary to Radiant Scientific Pte. Ltd. for the consideration of $1 and a note receivable for $250,000 payable over 36 months commencing on March 1, 2006 and ending on February 1, 2009 at a rate of $6,944.44 per month. The company initially recorded and has continued to record this note with no value. The Company received approximately $14,000 from Radiant for the first two installments due under the note receivable during the first quarter of 2006. Radiant assumed all obligations and liabilities with a total value of approximately $465,000 and assets of approximately $466,000. The assets sold were mainly accounts receivable and inventory. The Company has no contractual arrangement with Radiant Scientific Pte., Ltd. The Company expects to continue to sell an insignificant amount of product to Radiant Scientific Pte, Ltd. In the first quarter of 2006, the Company recorded a gain of approximately $57,000 from the sale of its Singapore business comprised of the difference between the estimated value of the assets sold and the actual value at the time of sale.

On March 1, 2006, the Company completed the sale of its fiber optic lighting business to Techni-Quip Corp. of Pleasanton, California for $275,000. The Company sold inventory and fixed assets and agreed to supply specialty fiber products to Techni-Quip over a five-year period for a minimum total value of $275,000 and a maximum total value of $550,000. In addition, Techni-Quip assumed the Company’s fiber optic supplier purchase order obligations valued at $105,000. Those revenues would have been eliminated as inter-company sales within the illumination segment before the restructuring. In the first quarter of 2006, the Company recorded an additional loss of $89,000, comprised of the difference between the estimated value of the assets sold and the actual value at the time of sale; legal fees associated with the sale of the business and the operating loss. The fiber optic illumination product line and the Company’s Singapore operations were previously classified under the Company’s illumination segment.

The Company expects to sell or exit the galvanometer product line during 2006. Currently, management expects that it will complete shipments of the backlog of orders by July 2006, or sell this product line before then. As a result, those operations have been reclassified to discontinued operations. The results of its operations for the quarters ended March 31, 2006 and 2005 were immaterial.

No interest was allocated to any of the discontinued operations.

Current assets of discontinued businesses at March 31, 2006 in the accompanying balance sheet represent inventory mainly for the galvanometer product line, which is completing its backlog of orders before being shut down or sold and trade receivables from sales made from the galvanometer and fiber optic Illumination product lines in the first quarter. Current liabilities of discontinued businesses at March 31, 2006 in the accompanying balance sheet represent trade payables and accrued liabilities for potential cancellation charges.

(14) COMMITMENTS AND CONTINGENCIES

Lease obligation treated as financing

On December 30, 2005, the Company closed a sale-leaseback transaction on the Company’s Salem, New Hampshire headquarters with 55 Heritage LLC. The terms of the Real Estate Purchase Agreement dated November 29, 2005, as amended on December 22, 2005 between the Company and the buyer were that (i) the Company agreed to sell the property to the buyer, for $4,700,000 and (ii) the Company agreed to lease from the buyer (a) approximately 32,000 square feet of the property for an initial term of five years with a rental rate during such period of $192,000 per year in base rent and (b) approximately 63,000 square feet of the property for an initial term of five years with rental rates during such period ranging from approximately $220,500 to $315,000 per year in base rent, plus a pro rata share of all operating costs of the Property. The Company plans to sublease all or part of the 63,000 square feet block of space. At the time an opportunity arises to enter into a sublease agreement with a third party, either (i) the Company will enter into a sublease agreement with such third party or (ii) the buyer will enter into a direct lease with such third party. The lease agreement grants the Company the option to extend the initial term for a period of five years. Because the transaction did not qualify as a sale for Generally Accepted Accounting Principles (GAAP) reporting purposes under SFAS 66, “Accounting for Sales of Real Estate” and SFAS 98, “Accounting for Leases,” the net proceeds were classified as a financing obligation. This was primarily due to the terms of the lease agreement. Additionally, the Company continues to carry the value of the building on its balance sheet and record depreciation expense until the criteria to record a sale are met. The Company continues to account for the financing lease in accordance with the provisions of SFAS 98. During the first quarter of 2006, the Company recorded $42,000 as non-cash interest expense and $85,000 as a reduction of the lease obligation.

At March 31, 2006, $3,529,000 was recorded on the balance sheet as a financing lease obligation, which has been classified as $507,000 short-term obligation and $3,022,000 long-term obligation.

At December 31, 2005, $3,614,000 was recorded on the balance sheet as a financing lease obligation, which has been classified as $507,000 short-term obligation and $3,107,000 long-term obligation.

On October 26, 2005, the Company signed a sub-lease agreement with Onvio Servo, LLC for approximately 17,000 square feet of its Salem facility at a rate of $10.00 per square foot, or for $14,166.67 per month. The commencement date of the lease was November 15, 2005 for a term of twelve months. The agreement also provides for either party to terminate the lease after the sixth month upon sixty days notice to the other party. At any event, the lease is effective for a minimum of six months. The Company received $42,500 in the first quarter of 2006 for sublease income.

Other obligations

Our Canadian subsidiary, StockerYale Canada, Inc., conducts research and development, manufacturing, sales and administration from a property located at 275 Kesmark Street, Montreal, Quebec, Canada. On December 20, 2005, StockerYale Canada sold the Montreal property to a buyer for Cdn. $4,150,000 in gross proceeds. StockerYale Canada leases back 59,433 square feet of the Montreal property from the new owner for an initial term of ten years. StockerYale Canada paid a security deposit in the amount of Cdn. $502,915. The rent during the ten-year term ranges from approximately Cdn. $416,031 to Cdn.$469,521 per year plus all operating costs. StockerYale Canada has the option to extend the initial term of the lease for an additional term of five years.

Prior to the sale of the building, the Company had recorded an impairment charge of approximately $295,000; therefore, no additional gain or loss was recorded on this sale.

Indemnification Agreements

On March 29, 2006, each of our directors and our Chief Executive Officer and Chief Financial Officer entered into a form of Indemnification Agreement with us. Each Indemnification Agreement provides that if the director or executive officer is involved in any threatened, pending or completed action, suit or proceeding, whether brought by or in the right of the company or by any other party and whether of a civil, criminal, administrative or investigative nature, by reason of the fact that the director or executive officer is or was a director or executive officer of the company, or is or was serving at the request of the company as a director, officer, employee, trustee, partner or other agent of another organization or other enterprise, then we must indemnify the directors and executive officers to the fullest extent authorized or permitted by applicable law against all expenses, judgments, awards, fines and penalties provided that (i) the director or executive officer acted in good faith and in a manner in which the director or executive officer reasonably believed to be in the best interests of the company, (ii) in a criminal matter, the director or executive officer had no reasonable cause to believe that his conduct was unlawful, and (iii) the director or executive officer is not adjudged liable to the Company. There have been no additional provisions recorded as it is believed that our insurance coverage is adequate.

(15) LITIGATION

Beginning in May 2005, three putative securities class action complaints were filed in the United States District Court for the District of New Hampshire against the Company and Mark Blodgett, the Company’s President, Chief Executive Officer and Chairman of the Board, Lawrence Blodgett, a former director, Francis O’Brien, the Company’s former Chief Financial Officer, Richard Lindsay, the Company’s former Chief Financial Officer, and Ricardo Diaz, the Company’s former Chief Operating Officer, purportedly on behalf of some of the Company’s shareholders. The complaints, which assert claims under the Securities Exchange Act of 1934, allege that some disclosures made by the Company in press releases dated April 19, 2004 and April 21, 2004 were materially false or misleading. The complaints seek unspecified damages, as well as interest, costs, and attorney’s fees. The three complaints were consolidated into one action and assigned to a single federal judge. The court also appointed a group of lead plaintiffs and plaintiffs’ counsel, who recently filed a consolidated amended complaint to supersede the previously filed complaints. Mr. Lindsay is not named as a defendant in the amended complaint; therefore, he is not a party to the currently pending proceeding. The consolidated amended complaint asserts claims under Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. On January 31, 2006, the Company and the individual defendants moved to dismiss all claims asserted in the consolidated amended complaint. The court has not yet ruled on those motions.

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

(16) SEGMENT INFORMATION

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related information” requires financial and supplementary information to be disclosed on an annual and interim basis of each reportable segment of an enterprise. SFAS No. 131 also establishes standards for related disclosures about product and services, geographic areas and major customers. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision-maker is the Chief Executive Officer. The Company’s accounting policies and method of presentation for segments is consistent with that used throughout the consolidated financial statements.

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

	Three months Ended March 31, 2006			Three months Ended March 31, 2005
	Illumination	Optical Components	Total	Illumination	Optical Components	Total
Net sales	$3,863	$578	$4,441	$3,663	$318	$3,981
Gross margin	1,490	199	1,689	1,259	121	1,380
Operating loss	(623)	(251)	(874)	(1,144)	(294)	(1,439)

	March 31, 2006				December 31, 2005
	Illumination	Optical Components	Corporate	Total	Illumination	Optical Components	Corporate	Total
Total current assets	$5,553	$303	$2,959	$8,815	$5,360	$380	$3,383	$9,123
Property, plant & equipment, net	2,837	3,747	4,880	11,464	2,975	3,900	5,025	11,900
Acquired Intangible assets, net	746	—	—	746	826	—	—	826
Goodwill	2,677	—	—	2,677	2,677	—	—	2,677
Other long-term assets	605	—	89	694	606	—	105	711

	$12,418	$4,050	$7,928	$24,396	$12,444	$4,280	$8,513	$25,237

The Company’s sales by geographic region are denominated in U.S. dollars. These sales are as follows:

	Three months Ended March 31,
	2006	2005
Sales by region

Domestic – United States	$1,970	$2,010
Canada	609	589
Europe	1,382	996
Asia	417	276
ROW	63	110

Total	$4,441	$3,981

ITEM 2. MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the following discussion, as well as other information in this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the “safe harbor” created by those sections. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties described in “Risk Factors” in this report and in our annual report on Form 10-KSB for the year ended December 31, 2005. We undertake no obligation to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview

StockerYale, Inc. is an independent designer and manufacturer of structured light lasers, light emitting diodes (LEDs), and fluorescent illumination technologies as well as specialty optical fiber, phase masks, and advanced optical sub-components. StockerYale’s products are used in a wide range of markets and industries including the machine vision, telecommunications, aerospace, defense and security, utilities, industrial inspection, and medical markets. The Company operates within two segments, namely illumination products and optical components. Illumination products include structured light lasers, fluorescent, and light-emitting diode (LED) products for the machine vision, industrial inspection, and defense and security industries. The optical components segment includes specialty optical fiber and diffractive optics/phase masks for the telecommunications, defense, and medical markets. On December 20, 2005, management and our Board of Directors approved the exit of certain of our mature product lines, specifically our fiber optic illumination and galvanometers lines. The fiber optic illumination operation consisted of products that provide shadow-free, glare-free, cool illumination by way of a halogen light source (the fiber optic illuminator) and the fiber optic light guides that carry illumination output to the intended location. The galvanometer operation consisted of the manufacture at our Salem, New Hampshire facility of galvanometers used as positioning elements in opto-mechanical systems.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with our audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

The Company’s current forecast for 2006 calls for increased revenues, reduced operating costs, and the pursuit of additional sources of funds to finance operations through the end of 2006. The Company may pursue various options to raise additional funds to supplement operations through the end of 2006. The Company can give no assurances as to the timing or terms of such arrangements, assuming it decides to pursue and is able to consummate one or more of these options. If the Company is unable to raise or generate sufficient funds by the end of 2006, it may need to implement further cost reduction strategies and may not have adequate capital to sustain its current operations.

CALENDAR QUARTERS ENDED MARCH 31, 2006 AND 2005

Net Sales

Revenues for the first quarter of 2006 increased 12% to $4.4 million from those reported in the first quarter of 2005. Revenue growth was driven by higher laser and specialty optical fiber shipments. Order bookings were approximately the same in the first quarter of 2006 as in the first quarter of 2005 at $4.3 million.

Gross Profit

Gross profit for the quarter increased 22% to $1.7 million from the comparable quarter of 2005. The increase in gross profit resulted from the combination of higher sales and a significant improvement in gross margin. The gross margin as a percentage of sales increased from 35% in the first quarter of 2005 to 38% in the first quarter of 2006 as the result of selling higher margin products and material cost reductions.

Operating Expenses

Operating expenses decreased 9% to $2.6 million compared to $2.8 million in the first quarter of 2005. The decrease primarily reflected lower non-recurring legal expenses of $200,000. Research and development expenses of $703,000 reported in the first quarter of 2006 were 6% lower than the first quarter of 2005 and selling expenses increased 6% to $639,000 as compared to the first quarter of 2005.

Non-Operating Expenses

Non-operating expenses decreased $0.3 million or 51% principally due to declining non-cash debt acquisition and debt discount amortization expenses from the payment of the convertible notes in December 2005. Interest expense was approximately that of the first quarter of 2005.

Net Income (Loss)

The operating loss for the first quarter was $1.2 million versus $2.1 million in the comparable 2005 quarter from continuing operations and a net loss of $1.2 million versus $2.2 million in the first quarter of 2005 including discontinued operations. The improvement resulted from the $0.3 million improvement in gross margin, as well as the $0.3 million improvement in operating expenses and $0.3 million in non-operating expenses noted above.

Provision (Benefit) for Income Taxes

The Company’s historical operating losses raise doubt as to its ability to realize the benefits of its deferred tax assets. As a result, management has provided a valuation allowance for the net deferred tax assets that may not be realized.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, the Company was in compliance with all provisions of its loan agreements.

For the quarter ended March 31, 2006, cash decreased $0.4 million, which compared favorably to the quarter ended March 31, 2005 during which cash decreased by $2.7 million. In 2006, cash used in operating activities was $0.5 million in the first quarter of fiscal 2006, which primarily resulted from an operating loss of $1.2 million offset partially by $0.8 million of non-cash charges for depreciation and amortization. In addition, we paid $0.2 million relating to debt financing and lease obligations and received $0.3 million from the sale of our Singapore operations to Radiant Scientific PTE, Ltd and the sale of our Fiber Optic line to Techni-Quip Corp. In 2005, cash used in operating activities was $2.1 million, cash used in financing activities was $0.7 million and offset by an increase of $0.1 million due to currency exchanges. The current ratio (the ratio of current assets to short term liabilities) as of March 31, 2006 was 1.10. The December 31, 2005 current ratio was 1.19. Significant items contributing to the decrease in working capital included an increase in receivables balances consistent with the increase in revenues, an increase in short-term debt relating to the reclassification of $1.0 million of debt payments to the Eureka Interactive Fund Ltd from long-term to short-term debt and the change in the current assets and liabilities of discontinued businesses due to the sale of our Singapore subsidiary and its Fiber Optic product line as noted in the Discontinued Operations section.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our annual report on Form 10-KSB for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-KSB are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The risk factors below were disclosed in our annual report on Form 10-KSB and have been updated to provide information as of March 31, 2006.

Our ability to continue as a going concern may be dependent on raising additional capital, which we may not be able to do on favorable terms, or at all.

As of March 31, 2006, we had cash and cash equivalents of approximately $2,980,000. In December 2005, we (i) completed the sale of the property located in Montreal, Quebec, Canada for aggregate gross proceeds of Cdn. $4,150,000, (ii) completed the sale of the property located in Salem, New Hampshire for aggregate gross proceeds of $4,700,000, and (iii) issued a promissory note in the aggregate principal amount of $4,000,000 and 750,000 shares of our common stock for $750 to Laurus Master Fund, Ltd.

In March 2006, we entered into an amended six-month agreement with the National Bank of Canada under which the bank effectively waived our noncompliance with the terms of the previous amended agreement. However, the bank’s waiver remains in effect only during the term of the new agreement. All outstanding amounts under the new agreement are payable on demand, but no later than September 30, 2006, when the agreement automatically expires. The new agreement specifically provides that (i) the bank will not renew the line of credit upon expiration of the agreement on September 30, 2006, and (ii) we must seek alternative financing and use the funds from the financing to pay all amounts owed to National Bank of Canada. Therefore, we intend to raise additional capital but may not be able to find it on favorable terms or at all. We are currently in discussions with several potential lenders to refinance the National Bank of Canada facility. If we are unsuccessful in raising additional capital, our business may not continue as a going concern. Even if we do find outside funding sources, we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions that may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional equity securities. If we experience difficulties raising money in the future, our business and liquidity will be materially adversely affected.

An impairment of goodwill and/or long-lived assets could affect net income.

We record goodwill on our balance sheet as a result of business combinations consummated in prior years. We have also made a significant investment in long-lived assets. In accordance with applicable accounting standards, we periodically assess the value of both goodwill and long-lived assets in light of current circumstances to determine whether impairment has occurred. If an impairment should occur, we would reduce the carrying amount to our fair market value and record an amount of that reduction as a non-cash charge to income, which could adversely affect our net income reported in that quarter in accordance with generally accepted accounting principles. We recorded $1,397,000 in impairment charges in 2005, with none of the charges coming in the first quarter. These charges were a result of the Salem building valuation, the sale of the Montreal building and the fixed asset impairment of our phase-mask product line. We did not record an impairment charge in the first quarter of 2006. We cannot definitively determine whether additional impairments will occur in the future, and if impairments do occur, what the timing or the extent would be.

We are subject to risks of operating internationally.

We distribute and sell some of our products internationally, and our success depends in part on our ability to manage our international operations. Sales outside the United States accounted for 56% of our total revenue for the quarter ended March 31, 2006. We are subject to risks associated with operating in foreign countries, including:

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

In March 2006 the Company initiated foreign exchange forward hedging contracts for its U.S. dollar exposure in Canada. On March 15, 2006, the Company entered in a foreign exchange forward hedging contract for $500,000 with an expiration date of May 10, 2006 at a rate of $1.1502 CAD to USD. In addition, on March 22, 2006 the Company signed a contract for $500,000 with an expiration date of April 19, 2006 at a rate of 1.1555 CAD to USD. Management has designated these contracts as a fair value hedge of the exposed receivables subject to foreign currency fluctuations. The Company assesses the hedge effectiveness by comparing the change in the value of the contract attributable to changes in spot rates, excluding any changes in the forward discount or premium, with the change in the value of the hedged receivables. The impact of these forward contracts in the first quarter was ($7,000) and it was recorded in the financial statements.

The Company does not operate a hedging program to mitigate the effect of a significant rapid change in the value of the Euro as compared to the U.S. Dollar, as it believes that its Cork, Ireland subsidiary does not have a material U.S. dollar exposure.

INTEREST RATE RISK

The Company is exposed to market risk from changes in interest rates, which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company is exposed to interest rate risk primarily through its borrowings under Cdn $2.725 million line of credit with the National Bank of Canada with interest rates at Canadian prime plus 2.5%. As of March 31, 2006, the fair market value of the Company’s outstanding debt approximates its carrying value due to the short-term maturities and variable interest rates.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

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

(b) Changes in internal controls

There was no change in our internal control over financial reporting during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As we previously reported in our annual report on Form 10-KSB for the year ended December 31, 2005, beginning in May 2005, three putative securities class action complaints were filed in the United States District Court for the District of New Hampshire against the Company and Mark Blodgett, the Company’s President, Chief Executive Officer and Chairman of the Board, Lawrence Blodgett, a former director, Francis O’Brien, the Company’s former Chief Financial Officer, Richard Lindsay, the Company’s former Chief Financial Officer, and Ricardo Diaz, the Company’s former Chief Operating Officer, purportedly on behalf of some of the Company’s shareholders. The complaints, which assert claims under the Securities Exchange Act of 1934, allege that some disclosures made by the Company in press releases dated April 19, 2004 and April 21, 2004 were materially false or misleading. The complaints seek unspecified damages, as well as interest, costs, and attorney’s fees. The three complaints were consolidated into one action and assigned to a single federal judge. The court also appointed a group of lead plaintiffs and plaintiffs’ counsel, who recently filed a consolidated amended complaint to supersede the previously filed complaints. Mr. Lindsay is not named as a defendant in the amended complaint; therefore, he is not a party to the currently pending proceeding. The consolidated amended complaint asserts claims under Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. On January 31, 2006, the Company and the individual defendants moved to dismiss all claims asserted in the consolidated amended complaint. The court has not yet ruled on those motions.

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

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2006, we made no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

ITEM 6. EXHIBITS

(a) The following is a complete list of exhibits filed as part of this Form 10-QSB

Exhibit No.	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCKERYALE, INC.

Date: May 15, 2006	By:	/s/ MARK W. BLODGETT
Mark W. Blodgett President, Chief Executive Officer and Chairman of the Board

Date: May 15, 2006	By:	/s/ MARIANNE MOLLEUR
Marianne Molleur Senior Vice President and Chief Financial Officer