Form 10QSB
period 2006-06-30
STOCKERYALE INC
filed 2006-08-14
CIK 94538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of August 9, 2006, there were 29,708,009 shares of the issuer’s common stock outstanding.

STOCKERYALE, INC.

Part I

ITEM 1. FINANCIAL STATEMENTS

STOCKERYALE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

	June 30, 2006	December 31, 2005
	In thousands
Assets

Current assets:

Cash and cash equivalents	$2,802	$3,427

Accounts receivable less allowances of $86 at June 30, 2006 and $228 at December 31, 2005	2,930	2,430

Inventories	2,614	2,826
Prepaid expenses and other current assets	507	440

Current assets – discontinued operations	91	1,383

Total current assets	8,944	10,506

Net property, plant and equipment	11,189	11,900

Goodwill	2,677	2,677

Acquired intangible assets, net	667	826

Other long-term assets	712	711

Long term assets – discontinued operations	—	168

Total assets	$24,189	$26,788

Current liabilities:
Current portion of long-term debt, net of unamortized discount of $618 at June 30, 2006 and $488 at December 31, 2005	$2,353	$1,081
Current portion of capital lease obligation	20	19
Current portion of financing lease obligation	507	507
Short-term debt, net of unamortized discount of $757 at June 30, 2006 and $0 at December 31, 2005	1,771	1,901

Accounts payable	2,067	1,553

Accrued expenses	1,575	2,875

Current liabilities – discontinued operations	133	928

Total current liabilities	8,427	8,864
Long-term debt, net of unamortized discount of $680 at June 30, 2006 and $321 at December 31, 2005	2,007	3,610
Capital lease obligation	48	55
Financing lease obligation	3,014	3,107

Total liabilities	13,495	15,636

Stockholders’ equity:
Common stock, par value $0.001; shares authorized 100,000,000; shares issued and outstanding 29,708,009 and 28,462,835 at June 30, 2006 and December 31, 2005, respectively	30	28

Paid-in capital	90,200	88,951

Deferred compensation	—	(355)

Accumulated other comprehensive income	2,412	2,177

Accumulated deficit	(81,948)	(79,649)

Total stockholders’ equity	10,694	11,152

Total liabilities and stockholders’ equity	$24,189	$26,788

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	In thousands except per share data
Net sales	$4,554	$4,029	$8,995	$8,010
Cost of sales	2,826	2,645	5,578	5,246

Gross profit	1,728	1,384	3,417	2,764

Operating expenses:
Selling expenses	611	491	1,250	1,096
General and administrative expenses	1,151	985	2,292	2,373
Research and development expenses	705	723	1,408	1,470
Amortization expense	79	79	159	159
Asset impairment expense	—	618	—	618

Total operating expenses	2,546	2,896	5,109	5,716

Loss from operations	(818)	(1,512)	(1,692)	(2,952)
Interest income and other income, net	(44)	(8)	(30)	(11)
Debt acquisition and discount amortization expense	145	489	301	988
Interest expense	159	214	321	401

Loss from continuing operations before income taxes	(1,078)	(2,207)	(2,284)	(4,330)
Income tax provision (benefit)	—	—	—	—

Loss from continuing operations	$(1,078)	$(2,207)	$(2,284)	$(4,330)
Gain / (Loss) from discontinued operations	24	(22)	(15)	(54)

Net loss	(1,054)	(2,229)	(2,299)	(4,384)

Basic and diluted net loss per share from continuing operations	$(0.04)	$(0.09)	$(0.08)	$(0.18)
Basic and diluted net loss per share from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted net loss per share	$(0.04)	$(0.09)	$(0.08)	$(0.18)

Weighted average shares outstanding:
Basic and diluted	28,734	24,598	28,600	24,597

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
	2006	2005
	In thousands
Operations
Net loss	$(2,299)	$(4,384)
Loss from discontinued operations	(15)	(54)

Loss from continuing operations	$(2,284)	$(4,330)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation expense and stock based compensation	169	3
Depreciation and amortization	1,087	1,174
Asset Impairment	—	618
Amortization of debt discount and financing costs	301	988
Other changes in assets and liabilities:
Accounts receivable	(642)	(489)
Inventories	104	(19)
Prepaid expenses and other current assets	(40)	(393)
Accounts payable	600	316
Accrued expenses	(620)	(649)
Other assets and liabilities	122	(12)

Net cash used in continuing operations	(1,203)	(2,793)
Net cash provided by (used in) discontinued operations	364	(153)

Net cash used in operating activities	(839)	(2,946)
Financing
Net proceeds from sale of common stock	20	4
Proceeds from short term debt	2,528	—
Principal repayment of short-term debt	(1,849)	—
Net proceeds from short term note	—	1,500
Principal repayment of long-term debt	(605)	(1,256)
Debt issuance costs	(178)	(2)

Net cash provided by continuing operations	(84)	246
Net cash provided by (used in) discontinued operations	—	—

Net cash provided by (used in) financing activities	(84)	246
Investing
Net proceeds from sale of assets	90	—
Payments of financing obligation	(92)	—
Purchases of property, plant and equipment	(125)	(38)

Net cash used in continuing operations	(127)	(38)
Net cash provided by (used in) discontinued operations	310	(23)

Net cash provided by (used in) investing activities	183	(61)
Effect of exchange rates	115	(277)
Net change in cash and cash equivalents	(625)	(3,038)

Cash and cash equivalents, beginning of period	3,427	3,836

Cash and cash equivalents, end of period	$2,802	$798

Supplemental disclosure of cash flow information:
Interest paid	$299	$135
Acquisition of equipment under capital lease obligation	—	15
Issuance of restricted stock	160	160

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by StockerYale, Inc. (the “Company”) and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six month periods ended June 30, 2006 and 2005, (b) the financial position at June 30, 2006 and December 31, 2005, and (c) the cash flows for the six month periods ended June 30, 2006 and 2005. These interim results are not necessarily indicative of results for a full year or any other interim period.

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

The Company’s current forecast for the remainder of the fiscal year 2006 calls for increased revenues and reduced operating costs. The Company may pursue various options to raise additional funds to supplement operations through the end of 2006. The Company can give no assurances as to the timing or terms of such arrangements, assuming it decides to pursue them and is able to consummate one or more of these options. If the Company is unable to raise or generate sufficient funds by the end of 2006, it may need to implement further cost reduction strategies and may not have adequate capital to sustain its current operations.

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

(2) LOSS PER SHARE

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic and diluted net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted average number of vested common shares outstanding. There were 28,734,065 weighted average shares outstanding for the three months ended June 30, 2006 and 28,599,533 for the six months ended June 30, 2006. There were 24,598,185 weighted average shares outstanding for the three months ended June 30, 2005 and 24,597,352 for the six months ended June 30, 2005.

Common stock equivalents that were considered anti-dilutive securities and excluded from the diluted net income per share calculations were as presented below:

	Six Months Ended June 30,
	2006	2005
Options outstanding	3,381,934	4,345,280
Warrants outstanding	4,589,058	3,888,446
Restricted stock grants (unvested)	606,979	219,180

Total anti-dilutive common stock equivalents	8,577,971	8,452,906

(3) REVENUE RECOGNITION

The Company recognizes revenue from product sales at the time of shipment and when persuasive evidence of an arrangement exists, performance of the Company’s obligation is complete, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company’s non-standard products are limited to components supplied to original equipment manufacturers and produced in accordance with a customer-approved design. In certain limited situations, distributors have the right to return products. Because the Company has a long history with product returns, it has been able to estimate a reserve for their cost and the rights have not precluded revenue recognition.

(4) WARRANTY

The Company provides warranties of most of its products for periods of one or two years. The warranty is limited to the cost of the product and the Company will repair or replace the product as required. The Company monitors the actual warranty repair costs and trends versus the reserve as a percent of sales. The Company adjusts the warranty provision based on the actual experience and for any particular known instances.

Warranty Reserves:

	Six months Ended June 30
	2006	2005
	In thousands
Balance at beginning of period	$208	$107
Charges to costs and expenses	98	60
Amounts incurred and other deductions	(76)	(51)

Balance at end of period	$230	$116

(5) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead. Inventories are as presented below:

	June 30, 2006	December 31, 2005
	In thousands
Finished goods	$222	$227
Work-in-process	185	199
Raw materials	2,207	2,400

Net inventories	$2,614	$2,826

(6) STOCK BASED COMPENSATION PLANS AND STOCK-BASED COMPENSATION EXPENSE

The Company has stock-based compensation plans for its employees, officers and directors. The plans permit the grant of a variety of awards with various terms and prices as determined by the compensation committee of the Company’s Board of Directors. Generally the grants vest over terms of two to four years and are priced at fair market value or in certain circumstances 110% of the fair market value of the common stock on the date of the grant. The options are generally exercisable after the period or periods specified in the option agreement, but no option may be exercised after 10 years from the date of grant.

Additionally, in the case of incentive stock options, the exercise price may not be less than 100% of the fair market value of the Company’s common stock on the date of grant, except in the case of a grant to an employee who owns or is deemed to own more than 10% of the combined voting power of all classes of stock of the Company or any parent or subsidiary, in which case the exercise price shall not be less than 110% of the fair market value on the date of grant. In the case of non-qualified stock options, the exercise price shall not be less than 85% of the fair market value of the Company’s common stock on the date of grant, except in the case of a grant to an Independent Director, in which case the exercise price shall be equal to fair market value determined by reference to market quotations on the date of grant.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards issued for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company recorded compensation costs as the requisite service was rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). Periods prior to adoption have not been restated.

In the fourth quarter of 2005, the Company’s Board of Directors approved the acceleration of the vesting of unvested stock options with an exercise price greater than $3.00 per share previously awarded to employees (including executive officers) and its directors in anticipation of adopting SFAS 123(R). The Company accelerated the vesting of option expense to purchase an aggregate of 124,788 shares of common stock (of which options to purchase an aggregate of 31,350 shares of common stock were held by executive officers of the Company) on December 31, 2005.

During the three months ended June 30, 2006 the Company expensed approximately $75,000 to general and administrative expense as equity-based compensation. During the six months ended June 30, 2006 the Company expensed approximately $169,000 as equity-based compensation, of which approximately $167,000 was expensed to general and administrative expense, approximately $1,000 was expensed to selling expense and approximately $1,000 was expensed to research and development and expenses.

Stock Option Awards - The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the Company’s stock. The average expected option life was estimated at 5 years. The risk-free interest rate is based on U.S. Treasury zero-coupon issues assumed at the date of grant. The compensation expense recognized for all equity-based awards is net of estimated forfeitures of 5.2%. Forfeitures are estimated based on the historical trends.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. There were no options issued during the six months ended June 30, 2006. The assumptions for options granted during the six months ended June 30, 2005 were as presented below:

Six Months Ended June 30, 2005
Volatility	122%
Expected option life	5
Interest rate (risk free)	3.72%
Dividends	None

A summary of option activity as of June 30, 2005 and changes during the first six months ended June 30, 2005 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2004	4,347,030	4.99
Granted	750	1.16
Exercised	(2,500)	0.73
Cancelled	—	—

Balance at June 30, 2005	4,345,280	4.99	7.02	111
Vested and Exercisable at July 1, 2005	2,191,389	7.15	6.16	36.

A summary of option activity as of June 30, 2006 and changes during the first six months ended June 30, 2006 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2005	3,577,959	4.77
Granted	—	—
Exercised	(25,414)	0.68
Cancelled	(170,611)	4.00

Balance at June 30, 2006	3,381,934	4.84	6.00	412
Vested and Exercisable at July 1, 2006	2,779,569	5.67	5.62	299

As of July 1, 2006, there was $146,000 of total unrecognized compensation cost related to non-vested stock options granted. The cost is expected to be recognized over the next 2.5 years. The intrinsic value of the options exercised in the second quarter of 2006 was approximately $9,000 and intrinsic value of options exercised during the six months ended June 30, 2006 was approximately $12,000.

Restricted Share Awards – The Company awards to a number of key employees restricted shares of common stock. The awards vest in equal annual installments over a period of four years, assuming continued employment, with some exceptions. The fair market value of the award at the time of the grant is amortized over the vesting period. The fair value of the awards is based on the fair market value of the Company’s common stock on the date of issue.

A summary of the status of the Company’s restricted shares as of June 30, 2006 and changes during the six months ended June 30, 2006 are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2005	520,180	0.78
Granted	141,593	1.13
Vested	54,794	0.73
Cancelled	—	—

Non-Vested at June 30, 2006	606,979	0.87

As of June 30, 2006, there was $472,000 of total unrecognized compensation cost related to non-vested restricted share awards. The cost is expected to be recognized over the next 3.26 years. As of June 30, 2006, 54,794 shares were vested.

On June 28, 2006, the Governance, Nomination and Compensation Committee of the Board of Directors authorized a total of 751,000 restricted shares be granted to employees of the Company with an effective date of July 1, 2006. On July 12, 2006, an additional 7,000 restricted shares were granted to the employees of the Company. These restricted shares will be shown in the roll forward in our reporting of the quarter ending September 30, 2006.

The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair-value recognition provisions of SFAS 123(R) to all of its share-based compensation awards for periods prior to the adoption of SFAS 123(R), and the actual effect on net loss and net loss per share for periods subsequent to adoption of SFAS 123(R) (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	In thousands except per share data
Net loss from continuing operations as reported	$(2,207)	$(4,330)
Add: stock compensation included in net loss	3	3
Deduct: compensation expense determined under fair value for all awards.	(328)	(888)

Pro forma net loss from continuing operations	$(2,532)	$(5,215)

Net loss per share as reported from continuing operations	$(0.09)	$(0.18)

Net loss per share pro forma from continuing operations	$(0.10)	$(0.21)

Net loss, as reported	$(2,229)	$(4,384)
Add: stock compensation included in net loss	3	3
Deduct: compensation expense determined under fair value for all awards.	(328)	(888)

Pro forma net loss	$(2,554)	$(5,269)

Net loss per share, as reported	$(0.09)	$(0.18)

Net loss per share, pro forma	$(0.10)	$(0.21)

(7) COMPREHENSIVE LOSS

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive loss is as presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	In thousands
Net loss	$(1,054)	$(2,229)	$(2,299)	$(4,384)
Other comprehensive income (loss):
Cumulative translation adjustment	236	(132)	235	(107)

Comprehensive loss	$(818)	$(2,361)	$(2,064)	$(4,491)

(8) INTANGIBLE ASSETS

Intangible assets consist primarily of acquired patented technology and trademarks. Intangible assets are amortized over their estimated useful lives, which range from two to five years. The Company has no identified intangible assets with indefinite lives, except for goodwill. The Company reviews intangible assets when indications of potential impairment exist, such as a significant reduction in cash flows associated with the assets. Identified intangible assets with definite lives as of June 30, 2006 and December 31, 2005 are as presented below:

	June 30, 2006	December 31, 2005
	In thousands
Identified intangible assets	$3,549	$3,549
Less: accumulated amortization	(2,882)	(2,723)

	$667	$826

Amortization of intangible assets was $79,000 for each of the three month periods ended June 30, 2006 and 2005, and $159,000 for each of the six month periods ended June 30, 2006 and 2005.

As of June 30, the estimated future amortization expense of intangible assets, in thousands, is as presented below:

	Estimated Future Expense
	2006	2007	2008	2009	2010
Amortization expense of intangible assets	$159	$318	$190	—	—

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

(10) DERIVATIVE FINANCIAL INSTRUMENTS

Management has determined that all of the Company’s foreign subsidiaries operate primarily in local currencies that represent the functional currencies of the subsidiaries. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date, while income and expense accounts are translated at average exchange rates during the year. The Company’s operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies of foreign countries, as a result of the Company’s transactions in these foreign markets.

We enter into forward foreign exchange contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations between the US dollar and the Canadian dollar. This program is not designed for trading or speculative purposes. The Company does not believe that its Cork, Ireland subsidiary has material foreign currency exchange rate exposure.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. These forward exchange contracts are not accounted for as hedges and, therefore, changes in the fair value of these instruments are recorded as interest income and other, net. Neither the cost nor the fair value of these forward foreign exchange contracts was material at June 30, 2006. The notional principal of forward foreign exchange contracts to purchase Canadian dollars with foreign currencies as of June 30, 2006, was $500,000. The fair value of the open forward contracts was a liability of $2,251 as of June 30, 2006 and is recorded in the accompanying condensed consolidated balance sheet. The net impact of these forward contracts in the first six months of 2006 was a net gain of $7,800 and it was recorded in the accompanying condensed consolidated statement of operations.

(11) RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), Inventory Costs, and an Amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS 151 is effective for the reporting period beginning December 1, 2005. The adoption of SFAS 151 did not have a material impact on our results of operations or financial position.

(12) DEBT

Debt Compliance

As of December 31, 2005, the Company was not in compliance with certain financial performance covenants with National Bank of Canada, and, on March 29, 2006, the Company entered into an amended agreement with National Bank of Canada in which, among other things, the bank temporarily waived the Company’s non-compliance as of December 31, 2005. The amended agreement is described in the following section under “National Bank of Canada.”

Laurus Master Fund, Ltd.

Security Agreement

On June 28, 2006 the Company entered into a Security and Purchase Agreement (the “Security Agreement”) with Laurus Master Fund, Ltd. (“Laurus”). Under the Security Agreement, a three-year revolving line of credit was established. The proceeds from this line of credit were used to pay in full the outstanding amount under the credit facility between StockerYale Canada, Inc. and National Bank of Canada as described below under “National Bank of Canada.” Additional amounts borrowed by the Company under the line of credit from time to time may be used for the Company’s and StockerYale Canada Inc.’s working capital needs.

The Company issued a secured non-convertible revolving note, in the aggregate principal amount of $4.0 million, to Laurus to document the line of credit and its outstanding amounts.

The Security Agreement provides for a revolving line of credit not to exceed $4 million and grants a security interest in and lien upon all of the Company’s assets in favor of Laurus. The Company may borrow a total amount at any given time up to $4,000,000, limited to qualifying receivables and inventories as defined.

The Company must make monthly payments to Laurus of accrued interest only beginning on August 1, 2006. The outstanding principal under the note accrues interest at an annual rate of 1% above the prime rate, and the interest rate was 9.25% as of June 30, 2006. The Company may elect to prepay the note at any time, in whole or in part, without penalty or premium. All unpaid principal plus accrued but unpaid interest is due and payable on June 28, 2009.

Also under the terms of this Security Agreement and in consideration of the line of credit, the Company issued and sold to Laurus 642,857 shares of common stock of the Company at a per share purchase price of $.001, for an aggregate purchase price of $643. The Company recorded debt acquisition costs relating to the line of credit assets of $177,600 and a debt discount of $757,925 representing the fair market value of the stock issued. The debt acquisition and debt discount charges are being amortized over the life of the line of credit using the effective interest method.

At June 30, 2006, $2,528,000 was outstanding under the line of credit, which has been classified as short-term debt and reported net of $757,268 of unamortized debt discount.

In addition, the Company and Laurus entered into a Registration Rights Agreement under which the Company agreed at its sole expense to register for resale within 60 days the shares of common stock issued and sold to Laurus under the Securities Act of 1933, as amended. On July 21, 2006 the Company filed a registration statement on Form S-3 with the SEC for the resale of the shares.

Previously the Company issued five secured notes to Laurus. These notes were issued in September 2003, February 2004, June 2004, December 2004 and December 2005. Smithfield Fiduciary LLC participated as a lender in the June 2004 and December 2004 transactions. In December 2005, the Company completed the sale of the property located in Montreal, Quebec, Canada for aggregate gross proceeds of Cdn. $4,150,000 and the sale of the property located in Salem, New Hampshire for aggregate gross proceeds of $4,700,000 (see note 15) and issued a promissory note in the aggregate principal amount of $4,000,000 and 750,000 shares of our common stock for $750 to Laurus (see below). The Company used the net proceeds from the sales and promissory note to (i) repay the outstanding balance of $2,139,880 on a convertible note issued to Laurus on February 20, 2004, in the original principal amount of $4,000,000, (ii) repay the outstanding balance of $409,370 on a convertible note issued to Laurus on December 7, 2004, in the original principal amount of $500,000, (iii) repay the outstanding balance and prepayment penalty of $454,922 on a convertible note issued to Smithfield Fiduciary LLC on December 7, 2004, in the original principal amount of $500,000, and (iv) repay $378,125, the outstanding balance and prepayment penalty on a convertible note issued to Smithfield Fiduciary LLC on June 10, 2004, in the original principal amount of $500,000. During the second quarter of 2004, the September 2003 note was fully converted into 2,337,249 shares of common stock and the February 2004 note was partially converted into 1,155,000 shares of common stock. In connection with these transactions, the Company has issued a total of 998,684 shares of common stock and warrants to purchase 1,498,621 shares of common stock, as detailed below. The Company has registered for resale all of the shares of common stock issued in connection with the December 2005 note and underlying the convertible notes and warrants on registration statements filed on Forms S-3. The December 2005 note, the shares of common stock and the warrants issued in these transactions, are further described below.

December 2005

On December 30, 2005, under the terms of a Securities Purchase Agreement, the Company issued a secured term note in the aggregate principal amount of $4,000,000 to Laurus. The note is due on December 30, 2008 and the note is collateralized by U.S. accounts receivable, inventory and equipment and a second security interest in accounts receivable, inventory and equipment in Montreal, Canada. The Company began making monthly payments of principal and interest on the note on April 1, 2006. The outstanding principal on the note accrues interest at an annual rate of 2% above the prime rate, subject to a minimum annual interest rate of 8% (subject to certain adjustments). The Company may elect to prepay the note provided that (i) if prepayment occurs during the first year of the date of issuance, the Company must pay a 15% prepayment penalty, (ii) if prepayment occurs during the second year of the date of issuance, the Company must pay a 10% prepayment penalty, and (iii) if prepayment occurs during the third year of the date of issuance, the Company must pay a 5% prepayment penalty.

Also, under the terms of the Securities Purchase Agreement, the Company sold and issued to Laurus an aggregate of 750,000 shares of common stock of the Company at a per share purchase price of $.001, for an aggregate purchase price of $750, related to the prepayment of certain convertible notes. The Company recorded debt acquisition costs of $102,650 and a debt discount of $720,000 representing the fair market value of the stock issued. The debt acquisition and debt discount charges are being amortized over the life of the note using the effective interest method.

At June 30, 2006, $3,636,364 was outstanding under the note, which has been classified as $1,454,546 short-term debt and $2,181,818 long term debt and reported net of $498,552 of unamortized debt discount, which has been classified as $323,441 short term and $175,111 long term.

At December 31, 2005, $4,000,000 was outstanding under the note, which has been classified as $1,090,909 short-term debt and $2,909,091 long term debt and reported net of $718,839 of unamortized debt discount, which has been classified as $402,675 short term and $316,164 long term.

The Company has registered for resale under the Securities Act of 1933, as required by the agreement, the shares of common stock sold and issued to Laurus. Because of certain provisions contained in the agreement, the Company initially classified the amounts allocated to the common stock as a liability. This amount was reclassified to equity on February 14, 2006 when the shares were registered. The Company recorded the market value of the stock on this date of $660,000 as equity and recorded a $60,000 gain to other income (expense).

Amendment and Waiver Agreements

On August 10, 2005, the Company entered into an Amendment and Waiver with both Laurus and Smithfield Fiduciary LLC. Under the terms of the waiver, the parties agreed to defer the payment of principal amounts due and payable by the Company in August and September 2005 under promissory notes issued to the parties in February, June and December 2004 until the respective maturity dates of the notes. In connection with the August 10th Amendment and Waiver, the Company issued 225,000 shares of common stock to Laurus and 23,684 shares of common stock to Smithfield Fiduciary LLC. Laurus and Smithfield Fiduciary LLC each waived all anti-dilution rights in connection with the issuance of the shares of common stock issued on the same date. The Company recorded additional debt discount of $211,000 relating to the fair value of the common stock issued.

On July 13, 2005, the Company entered into an Amendment and Waiver with each of Laurus and Smithfield Fiduciary LLC pursuant to which the parties agreed to defer the payment of principal amounts due and payable by the Company in July 2005 under certain promissory notes issued to such parties in February, June and December 2004 until the respective maturity dates of such promissory notes. In connection with the July 13th Amendment and Waivers, the Company issued (i) a warrant to Laurus to purchase 150,000 shares of the Company’s common stock with an exercise price of $0.80 per share, and (ii) a warrant to Smithfield Fiduciary LLC to purchase 18,621 shares of the Company’s common stock with an exercise price of $0.80 per share. Laurus and Smithfield Fiduciary LLC each waived all anti-dilution rights in connection with the issuance of the shares of common stock on the same date. The Company recorded additional debt discount of $110,000 using the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk free interest rate of 2.88%; an expected life of five years; an expected volatility of 116%; and no dividend yield.

National Bank of Canada

The Company had a revolving line of credit with the National Bank of Canada. The original agreement, dated May 26, 2003, was amended and renewed in March 2004 and March 2005. On March 29, 2006, the Company entered into a new amended six-month agreement with the National Bank of Canada under which the bank effectively waived the Company’s noncompliance as of December 31, 2005 with the terms of the previous amended agreement. The bank’s waiver remained in effect only during the term of the new agreement. All outstanding amounts were payable on demand, but in any event no later than September 30, 2006, the date on which the agreement automatically would have expired. The agreement specifically provided that (i) the bank would not renew the line of credit after the expiration date on September 30, 2006, and (ii) the Company needed to seek alternative financing and use the funds from the financing to pay all amounts owed to National Bank of Canada.

The March 2006 agreement provided a line of credit of up to Cdn $2,725,000 ($2,338,000 US) restricted by the borrowing base, as defined. The new agreement was collateralized by the accounts receivable, inventory and equipment in Montreal and bore interest at the Canadian prime rate plus 2.50%. The agreement required the maintenance of certain financial covenants, including working capital, net worth, limitations on capital expenditures, restrictions on dividends, a financial coverage ratio and maximum inventory levels.

As of June 30, 2006, this revolving line of credit was paid in full with the proceeds from the new line of credit from Laurus as described above.

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

As of December 31, 2005, Cdn $2,215,000 ($1,901,000 US) was outstanding under the credit line and the interest rate on the line of credit was 7.00%.

Eureka Interactive Fund Limited

On May 12, 2005, the Company issued a note to Eureka Interactive Fund, Limited (“Eureka”). The $1,500,000 note was initially due and payable in full on September 12, 2005. The note accrues interest on the outstanding principal balance at the rate of 10% per year, payable on the last day of each month. The Company also issued to Eureka five-year common stock warrants to purchase 250,000 shares at an exercise price per share of $0.90. The aggregate purchase price of the note and warrants ($1,500,000) was allocated between the note and warrants based upon their relative fair market value. The difference between the face amount of the note of $1,500,000 and the aggregate purchase price of the note of $1,341,362 was recorded as a debt discount of $158,638 and is being amortized over the life of the note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.87%; an expected life of five years; an expected volatility of 116%; and no dividend yield.

On August 26, 2005, the Company entered into an amendment to the note in which the maturity date of the note was extended to December 31, 2005. On December 15, 2005, the maturity date of the note was again extended to January 15, 2007. The note accrues interest on the outstanding principal balance at the rate of 10% per year. The aggregate outstanding principal amount of the note and accrued interest is payable in equal installments of $50,000 on the 15th day of each month, with the entire balance of unpaid principal and interest due on January 15, 2007. As part of the December 15, 2005 agreement, the Company issued to Eureka additional five-year common stock warrants to purchase 150,000 shares at an exercise price per share of $0.90. An additional debt discount was recorded in the amount of $90,149 and is being amortized over the life of the note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 4.40%; an expected life of five years; an expected volatility of 92%; and no dividend yield.

At June 30, 2006, $1,263,175 was outstanding under the note, which has been classified as short-term debt and reported net of $41,777 of unamortized debt discount.

At December 31, 2005, $1,500,000 was outstanding under the note, which has been classified as $478,500 short-term debt and $1,021,500 long term debt and reported net of $90,121 of unamortized debt discount, which has been classified as $84,983 short term and $5,138 long term.

(13) EQUITY

Stock and Warrant Purchase Agreement

On June 28, 2006, under the terms of a Security and Purchase Agreement with Laurus, the Company issued and sold 642,857 shares of the Company’s Common Stock at a per share price of $.001 for a total of $643. On July 21, 2006, the Company filed a registration statement on Form S-3 with the SEC for the resale of these shares.

On August 12, 2005 and August 16, 2005, pursuant to separate Stock and Warrant Purchase Agreements, the Company issued and sold in a private placement (i) 2,222,222 shares of the Company’s common stock to an existing institutional investor at a per share price of $0.90 and a warrant to purchase an aggregate of 740,741 shares of common stock at a per share exercise price of $1.17, and (ii) 625,000 shares of the Company’s common stock to another existing institutional investor at a per share price of $0.80 and a warrant to purchase an aggregate of 156,250 shares of common stock at a per share exercise price of $1.17. The Company received gross proceeds of approximately $2,500,000 in the private placement. The warrants expire on the fifth anniversary of the date of issuance. The shares of common stock and the warrants were issued in conformance with the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 under Section 4(2). The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.89%; an expected life of seven years; an expected volatility of 108.29%; and no dividend yield. The fair value of the warrants was calculated as $620,000.

On October 17, 2005, the Company filed a registration statement on Form S-3 (declared effective November 3, 2005) with the Securities and Exchange Commission for the resale of 3,095,906 shares of common stock issued and sold by the Company and 1,315,612 shares of common stock issuable upon exercise of Warrants in order to fulfill its contractual obligations to the selling stockholders contained in the agreements relating to the August 2005 financing, the August 2005 waiver and amendments, the July 2005 waiver and amendments and the Eureka Interactive Fund Ltd. May 2005 financing as described above in note (11).

On December 8 through December 13, 2004, the Company completed a private placement of 2,924,546 shares of common stock with existing institutional shareholders and certain directors and officers of the Company. The purchase price of the common stock was $1.10 per share, except with respect to the shares purchased by the officers and directors of the Company who participated in the transaction, for whom the purchase price per share was $1.30. These investors were also issued warrants entitling them to purchase an aggregate of 729,913 common shares at $1.38 per share over five years. The directors and officers participating in the private placement included: Raymond Oglethorpe, Director, Mark Blodgett, Director and Chief Executive Officer, and Ricardo Diaz, the former Chief Operating Officer. The combined net proceeds from the private placement were $3,184,700. On January 31, 2005, the Company filed a registration statement on Form S-3 (declared effective February 2, 2005) with the Securities and Exchange Commission for the resale of the shares.

As of June 30, 2006, there were 3,381,934 shares reserved for stock options and 4,589,058 shares reserved for warrants.

(14) DISCONTINUED OPERATIONS

In December 2005, the Company’s management and the Board of Directors made a decision to sell or close its Singapore operation as well as its fiber optic illumination and galvanometer product lines including a planned workforce reduction of 11%. Accordingly, the results of those operations were reclassified and are included in discontinued operations. Revenues from the discontinued operations for the quarter ended June 30, 2006 were $0.1 million and were $0.7 million for the same period of 2005. Revenues from discontinued operations for the six months ended June 30, 2006 were $0.5 million and were $1.3 million for the same period of 2005. The pre-tax gain from discontinued operations for the quarter ended June 30, 2006 was approximately $23,000 and the loss from discontinued operations for the same period of 2005 was $22,000. Pre-tax losses for the six months ended June 30, 2006 were approximately $15,000 and were $54,000 for the same period of 2005.

On February 15, 2006, the Company completed the sale of 100% of its stock in its StockerYale Asia subsidiary to Radiant Scientific Pte. Ltd. for the consideration of $1 and a note receivable for $250,000 payable over 36 months commencing on March 1, 2006 and ending on February 1, 2009 at a rate of $6,944.44 per month. The Company initially recorded and has continued to record this note with no value. The Company received approximately $21,000 from Radiant in the second quarter of 2006 and approximately $35,000 year-to-date for the installments due under the note receivable. Radiant assumed all obligations and liabilities with a total value of approximately $465,000 and assets of approximately $466,000. The assets sold were mainly accounts receivable and inventory. The Company has no contractual arrangement with Radiant Scientific Pte, Ltd. The Company expects to continue to sell an insignificant amount of product to Radiant Scientific Pte, Ltd. For the six months ended June 30, 2006, the Company has recorded a gain of approximately $69,000, comprised of the difference between the estimated value of the assets sold and the actual value at the time of sale. In the second quarter of 2006, the Company recorded a gain of approximately $12,000 from the sale of its Singapore business, comprised of the difference between the payments received against the note receivable and additional legal expenses paid out in the second quarter relating to the sale.

On March 1, 2006, the Company completed the sale of its fiber optic lighting business to Techni-Quip Corp. of Pleasanton, California for $275,000. The Company sold inventory and fixed assets and agreed to supply specialty fiber products to Techni-Quip over a five-year period for a minimum total value of $275,000 and a maximum total value of $550,000. In addition, Techni-Quip assumed the Company’s fiber optic supplier purchase order obligations valued at $105,000. Those revenues would have been eliminated as inter-company sales within the illumination segment before the restructuring. For the six months ending June 30, 2006, the Company recorded an additional loss of $103,000, comprised of the difference between the estimated value of the assets sold and the actual value at the time of sale; legal fees associated with the sale of the business and the operating loss. In the second quarter of 2006, the Company recorded an additional loss of approximately $14,000 relating to residual operating expenses. The fiber optic illumination product line and the Company’s Singapore operations were previously classified under the Company’s illumination segment.

The Company expects to sell or exit the galvanometer product line during 2006. Currently, management expects that it will complete shipments of the backlog of orders in September 2006, or sell this product line before then. As a result, those operations have been reclassified to discontinued operations. The Company recorded gains from operations of $25,000 in the second quarter and $18,000 for the six month period ending June 30, 2006.

No interest was allocated to any of the discontinued operations.

Current assets of discontinued businesses at June 30, 2006 in the accompanying balance sheet mainly represent inventory for the galvanometer product line, which is completing its backlog of orders before being shut down or sold and trade receivables from sales made from the galvanometer product line in the second quarter and outstanding fiber optic Illumination receivables from the first quarter. Current liabilities of discontinued businesses at June 30, 2006 in the accompanying balance sheet represent trade payables and accrued liabilities for potential cancellation charges.

(15) COMMITMENTS AND CONTINGENCIES

Lease obligation treated as financing

On December 30, 2005, the Company closed a sale-leaseback transaction on the Company’s Salem, New Hampshire headquarters with 55 Heritage LLC. The terms of the Real Estate Purchase Agreement dated November 29, 2005, as amended on December 22, 2005, between the Company and the buyer were that (i) the Company agreed to sell the property to the buyer for $4,700,000, and (ii) the Company agreed to lease from the buyer (a) approximately 32,000 square feet of the property for an initial term of five years with a rental rate during such period of $192,000 per year in base rent and (b) approximately 63,000 square feet of the property for an initial term of five years with rental rates during such period ranging from approximately $220,500 to $315,000 per year in base rent, plus a pro rata share of all operating costs of the property. The Company plans to sublease all or part of the 63,000 square feet block of space. At the time an opportunity arises to enter into a sublease agreement with a third party, either (i) the Company will enter into a sublease agreement with such third party or (ii) the buyer will enter into a direct lease with such third party. The lease agreement grants the Company the option to extend the initial term for a period of five years. Because the transaction did not qualify as a sale for

Generally Accepted Accounting Principles (GAAP) reporting purposes under SFAS 66, Accounting for Sales of Real Estate, and SFAS 98, Accounting for Leases, the net proceeds were classified as a financing obligation. This was primarily due to the terms of the lease agreement. Additionally, the Company continues to carry the value of the building on its balance sheet and record depreciation expense until the criteria to record a sale are met. The Company continues to account for the financing lease in accordance with the provisions of SFAS 98. During the first six months of 2006, the Company recorded $161,000 as non-cash interest expense and $93,000 as a reduction of the lease obligation.

At June 30, 2006, $3,521,000 was recorded on the balance sheet as a financing lease obligation, which has been classified as $507,000 short-term obligation and $3,014,000 long-term obligation.

At December 31, 2005, $3,614,000 was recorded on the balance sheet as a financing lease obligation, which has been classified as $507,000 short-term obligation and $3,107,000 long-term obligation.

On October 26, 2005, the Company signed a sub-lease agreement with Onvio Servo, LLC for approximately 17,000 square feet of its Salem facility at a rate of $10.00 per square foot, or for $14,166.67 per month. The commencement date of the sub-lease was November 15, 2005 for a term of twelve months. The agreement also allows either party to terminate it after sixth months after sixty days notice to the other party. The Company received $102,500 in the first six months of 2006 for sublease income, with $17,500 as a result of renting additional space leased to Onvio Servo, LLC.

Other obligations

The Company’s Canadian subsidiary, StockerYale Canada, Inc., conducts research and development, manufacturing, sales and administration from a property located at 275 Kesmark Street, Montreal, Quebec, Canada. On December 20, 2005, StockerYale Canada sold the Montreal property to a buyer for Cdn. $4,150,000 in gross proceeds. StockerYale Canada leases back 59,433 square feet of the Montreal property from the new owner for an initial term of ten years. StockerYale Canada paid a security deposit in the amount of Cdn. $502,915. The rent during the ten-year term ranges from approximately Cdn. $416,031 to Cdn. $469,521 per year plus all operating costs. StockerYale Canada has an option to extend the initial term of the lease for an additional term of five years.

Prior to the sale of the building, the Company had recorded an impairment charge of approximately $295,000; therefore, no additional gain or loss was recorded on this sale.

On May 1, 2006, the Company signed a sub-lease agreement with PyroPhotonics Lasers, Inc. for approximately 3,000 square feet of its Montreal facility at a rate of $12.58 Cdn per square foot, or for $3,146 Cdn per month. The commencement date of the lease was May 1, 2006 and the term is twelve months. The agreement also provides the tenant with an option to renew for one additional year upon ninety days written notice to the Company. The Company received $6,293 Cdn in the second quarter of 2006 for sublease income.

Indemnification Agreements

On March 29, 2006, each of the Company’s directors and the Chief Executive Officer and the Chief Financial Officer entered into a form of Indemnification Agreement with the Company. Each Indemnification Agreement provides that if the director or executive officer is involved in any threatened, pending or completed action, suit or proceeding, whether brought by or in the right of the Company or by any other party and whether of a civil, criminal, administrative or investigative nature, by reason of the fact that the director or executive officer is or was a director or executive officer of the Company, or is or was serving at the request of the Company as a director, officer, employee, trustee, partner or other agent of another organization or other enterprise, then the Company must indemnify the directors and executive officers to the fullest extent authorized or permitted by applicable law against all expenses, judgments, awards, fines and penalties provided that (i) the director or executive officer acted in good faith and in a manner in which the director or executive officer reasonably believed to be in the best interests of the Company, (ii) in a criminal matter, the director or executive officer had no reasonable cause to believe that his conduct was unlawful, and (iii) the director or executive officer is not adjudged liable to the Company. There have been no additional provisions recorded as it is believed that the Company’s insurance coverage is adequate.

(16) LITIGATION

Beginning in May 2005, three putative securities class action complaints were filed in the United States District Court for the District of New Hampshire against the Company and Mark Blodgett, the Company’s President, Chief Executive Officer and Chairman of the Board, Lawrence Blodgett, a former director, Francis O’Brien, the Company’s former Chief Financial Officer, Richard Lindsay, the Company’s former Chief Financial Officer, and Ricardo Diaz, the Company’s former Chief Operating Officer, purportedly on behalf of some of the Company’s shareholders. The complaints, which assert claims under the Securities Exchange Act of 1934, allege that some disclosures made by the Company in press releases dated April 19, 2004 and April 21, 2004 were materially false or misleading. The complaints seek unspecified damages, as well as interest, costs, and attorney’s fees. The three complaints were consolidated into one action and assigned to a single federal judge. The court also appointed a group of lead plaintiffs and plaintiffs’ counsel who filed a consolidated amended complaint to supersede the previously filed complaints. Mr. Lindsay is not named as a defendant in the amended complaint; therefore, he is not a party to the currently pending proceeding. The consolidated amended complaint asserts claims under Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. On January 31, 2006, the Company and the individual defendants moved to dismiss all claims asserted in the consolidated amended complaint. The court has not yet ruled on those motions.

On June 17, 2005, a purported shareholder derivative action was filed in the United States District Court for the District of New Hampshire against the Company (as a nominal defendant) and Mark Blodgett, the Chief Executive Officer and Chairman of the Board, Lawrence Blodgett, a former director, and Steven Karol, Dietmar Klenner, Raymond Oglethorpe and Mark Zupan, all of whom are current directors of the Company. The plaintiff derivatively claims breaches of fiduciary duty by the defendant directors and officers in connection with the disclosures made by the Company in press releases dated April 19, 2004 and April 21, 2004, the awarding of executive bonuses, and trading in Company common stock while allegedly in possession of material, non-public information. Plaintiff did not make pre-suit demand on the Board of Directors prior to filing this derivative action. Upon the joint motion of the parties the Court has stayed the derivative action indefinitely. However, the derivative action may be revived upon the motion of any party.

The Company intends to vigorously contest the allegations in the securities and derivative complaints. However, due to the preliminary nature of these cases, the Company is unable to predict the outcome of this litigation or the application of, or coverage provided by, the Company’s insurance carriers.

The Company is party to various legal proceedings generally incidental to its business. Although the disposition of such legal proceedings cannot be determined with certainty, it is the Company’s opinion that any pending or threatened litigation will not have a material adverse effect on the Company’s results of operations, cash flow or financial condition

(17) SEGMENT INFORMATION

SFAS No. 131, Disclosures about Segments of an Enterprise and Related information, requires financial and supplementary information to be disclosed on an annual and interim basis of each reportable segment of an enterprise. SFAS No. 131 also establishes standards for related disclosures about product and services, geographic areas and major customers. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision-maker is the Chief Executive Officer. The Company’s accounting policies and method of presentation for segments is consistent with that used throughout the consolidated financial statements.

The Company operates in two segments: illumination and optical components. The illumination segment develops and manufactures specialized illumination products for the inspection, machine vision, medical and military markets. Illumination products are sold both through distributors as well as directly to original equipment manufacturers (OEM’s), the optical components segment develops and manufactures specialty optical fibers and phase masks used primarily in the telecommunications, defense, and medical markets. Optical component products are sold primarily to original equipment manufacturers (OEM’s). The policies relating to segments are the same as the Company’s corporate policies.

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

All revenues and costs associated with discontinued businesses have been eliminated from segment reporting, so that the net effect is to report from continuing operations only.

	Three months Ended June 30, 2006			Three months Ended June 30, 2005
	Illumination	Optical Components	Total	Illumination	Optical Components	Total
Net sales	$3,838	$716	$4,554	$3,644	$385	$4,029
Gross margin	1,279	449	1,728	1,373	10	1,384
Operating loss	(837)	19	(818)	(1,040)	(473)	(1,512)

	Six months Ended June 30, 2006			Six months Ended June 30, 2005
	Illumination	Optical Components	Total	Illumination	Optical Components	Total
Net sales	$7,701	$1,294	$8,995	$7,307	$703	$8,010
Gross margin	2,769	648	3,417	2,632	131	2,764
Operating loss	(1,460)	(232)	(1,692)	(2,185)	(768)	(2,952)

	June 30, 2006				December 31, 2005
	Illumination	Optical Components	Corporate	Total	Illumination	Optical Components	Corporate	Total
Total current assets	$5,687	$386	$2,780	$8,853	$5,360	$380	$3,383	$9,123
Property, plant & equipment, net	2,821	3,565	4,803	11,189	2,975	3,900	5,025	11,900
Acquired Intangible assets, net	667	—	—	667	826	—	—	826
Goodwill	2,677	—	—	2,677	2,677	—	—	2,677
Other long-term assets	460	—	252	712	606	—	105	711

	$12,312	$3,951	$7,834	$24,098	$12,444	$4,280	$8,513	$25,237

The Company’s sales by geographic region are denominated in U.S. dollars. These sales are as presented below:

Sales by region	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Domestic – United States	$2,208	$1,808	$4,178	$3,818
Canada	505	638	1,114	1,227
Europe	1,268	1,003	2,650	1,999
Asia	433	477	850	753
Other	140	103	203	213

Total	$4,554	$4,029	$8,995	$8,010

ITEM 2. MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the following discussion, as well as other information in this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the “safe harbor” created by those sections. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. Management urges you to consider the risks and uncertainties described in “Risk Factors” in this report and in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005. Management undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date of this report. Management cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview

StockerYale, Inc. is an independent designer and manufacturer of structured light lasers, light emitting diodes (LEDs), and fluorescent illumination technologies as well as specialty optical fiber, phase masks, and advanced optical sub-components. The Company’s products are used in a wide range of markets and industries including the machine vision, telecommunications, aerospace, defense and security, utilities, industrial inspection, and medical markets. The Company operates within two segments, namely illumination products and optical components. Illumination products include structured light lasers, fluorescent, and light-emitting diode (LED) products for the machine vision, industrial inspection, and defense and security industries. The optical components segment includes specialty optical fiber and diffractive optics/phase masks for the telecommunications, defense, and medical markets. On December 20, 2005, management and the Board of Directors approved the exit of certain of the Company’s mature product lines, specifically the fiber optic illumination and galvanometers lines. The fiber optic illumination operation consisted of products that provide shadow-free, glare-free, cool illumination by way of a halogen light source (the fiber optic illuminator) and the fiber optic light guides that carry illumination output to the intended location. The galvanometer operation consisted of the manufacture at the Salem, New Hampshire facility of galvanometers used as positioning elements in opto-mechanical systems.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

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

CALENDAR QUARTERS ENDED JUNE 30, 2006 AND 2005

Net Sales

Revenues for the second quarter of 2006 increased 13% to $4.6 million from the same quarter of 2005. Revenue growth was driven by higher specialty optical fiber and laser shipments. The Company’s specialty optical fiber product line (SOF) revenues grew 73% to $0.5 million, from the same quarter of 2005. Order bookings in the second quarter of 2006 increased 10% to approximately $4.6 million from the same quarter of 2005 mainly due to significant orders in the specialty optical fiber business.

Gross Profit

Gross profit for the second quarter increased 25% to $1.7 million from the same quarter of 2005. The increase in gross profit resulted from the combination of higher sales and a significant improvement in gross margin resulting from product mix. The gross margin as a percentage of sales increased from 34% in the second quarter of 2005 to 38% in the second quarter of 2006 primarily as the result of an increase in sales from the higher-margin SOF product line and also from material cost reductions. Without the impact of unfavorable foreign currency exchange rates, the growth rate would have been 32% ($1.8 million) with a quarterly rate of 40%.

Operating Expenses

Operating expenses for the second quarter increased 12% to $2.5 million compared to $2.3 million in the same quarter of 2005, excluding recorded asset impairment charges. Asset impairment charges of $618,000 represented the difference between the book value and the market value of the Salem building at the end of the second quarter of 2005. The increase in expense resulted from the impact of unfavorable foreign currency exchange rates totaling $122,000; higher sales expenses in the amount of $78,000, resulting from increased trade show activity, higher commissions and the establishment of a North American office for the LED product line; and an increase in stock-based compensation expense of $72,000 due to the Company’s adoption of FAS 123R. Those increases were partially offset by sub-lease income of $59,000. Research and development expenses of $705,000 reported in the second quarter of 2006 were 3% lower than the second quarter of 2005; selling expenses of $611,000 were 24% higher mainly due to the expenses for trade shows, commissions and the new LED office and there was approximately $42,000 of expense related to the impact of unfavorable foreign currency exchange rates.

Non-Operating Expenses

Non-operating expenses for the second quarter decreased 63% or $0.4 million compared to the same quarter of 2005, principally due to a reduction of non-cash debt acquisition and debt discount amortization expenses. The new secured term note issued in December 2005 has lower non-cash amortization expenses than the convertible notes paid in December 2005. In addition, the Company sold its interest in a joint venture at a profit of $0.09 million and reversed an accrued liability of $0.2 million. These one-time gains were partially offset by foreign currency losses of approximately $156,000 during the second quarter. Interest expense was approximately $55,000 less than the second quarter of 2005.

Net Income (Loss)

The operating loss from continuing operations for the second quarter was $1.1 million compared to $2.2 million in the same quarter of 2005. The net loss was $1.1 million compared to $2.2 million in the second quarter of 2005. The net improvement results primarily from the absence in 2006 of $0.6 million asset impairment charges recorded in 2005 as noted above in Operating Expenses, the $0.3 million improvement in gross margin, the $0.4 million decrease in non-operating expenses noted above, and the $0.2 million increase in operating expenses.

Provision (Benefit) for Income Taxes

The Company has recorded a valuation allowance against net deferred tax assets after concluding that it is more likely than not that the Company will not be able to realize those deferred tax assets.

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Net Sales

Revenues for the first six months of 2006 increased 12% to $9.0 million from the first six months of 2005. Revenue growth was driven by higher specialty optical fiber and laser shipments. Order bookings in the first six months of 2006 increased 3% to approximately $8.8 million from the same period of 2005 mainly due to significant orders in the specialty optical fiber business.

Gross Profit

Gross profit for the first six months of 2006 increased 24% to $3.4 million from the same period of 2005. The increase in gross profit resulted from the combination of higher sales and a significant improvement in gross margin. The gross margin as a percentage of sales increased from 35% in the first six months of 2005 to 38% in the first six months of 2006 primarily as the result of the increase in sales from the higher-margin SOF product line and also from material cost reductions. Without the unfavorable impact of foreign currency exchange rates, the growth would have been 30% or a gross margin rate of 40%.

Operating Expenses

Operating expenses for the first six months of 2006 were flat at $5.1 million compared to the same period of 2005, excluding the recorded asset impairment charges of $0.6 million. The 2005 asset impairment charges represented the difference between the book value and the market value of the Salem building at the end of the second quarter of 2005. The Company’s expenses increased primarily due to the impact of unfavorable foreign currency exchange rates totaling $176,000, and stock-based compensation expense of $166,000 as a result of the adoption of FAS123R at the beginning of 2006. Research and development expenses of $1,408,000 reported in the first six months of 2006 were 4% lower than the same period of 2005, and selling expenses increased 14% to $1,250,000.

Non-Operating Expenses

Non-operating expenses for the first six months of 2006 decreased 57% or $0.8 million compared to the same period of 2005, principally due to the reduction of non-cash debt acquisition and debt discount amortization expenses resulting from the payment of the convertible notes in December 2005. In addition, the Company sold its interest in a joint venture at a profit of $0.09 million and reversed an accrued liability of $0.2 million. These one-time gains were partially offset by foreign currency losses of approximately $198,000 during the first half of 2006. Interest expense was approximately $80,000 lower than the first half of 2005.

Net Income (Loss)

The operating loss from continuing operations for the first six months of 2006 was $2.3 million compared to $4.3 million in the same period of 2005. The net loss was $2.3 million compared to $4.4 million in the same period of 2005. The net improvement results primarily from the absence in 2006 of $0.6 million asset impairment charges recorded in 2005 as noted above; the $0.7 million improvement in gross margin and the $0.8 million in non-operating expenses noted above.

Provision (Benefit) for Income Taxes

The Company has recorded a valuation allowance against net deferred tax assets after concluding that it is more likely than not that the Company will not be able to realize those deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, the Company was in compliance with all provisions of its loan agreements.

For the quarter ended June 30, 2006, cash decreased $0.2 million, a $ 0.9 million improvement compared to the same period of 2005, during which cash decreased by $1.1 million. Cash used by operating activities was $0.3 million primarily resulting from an operating loss of $1.0 million offset partially by $0.8 million of non-cash charges for depreciation, amortization and stock compensation. In addition, the Company used $0.8 million for financing activities relating to debt and lease obligations; received $0.1 million from the sale of its Singapore operations to Radiant Scientific PTE, Ltd. and subsequent installment payments of the note receivable, the sale of the Fiber Optic line to Techni-Quip Corp and the sale of its ownership in a joint venture with Optune Technologies. The Company also received cash of $0.7 million from the refinancing of its line of credit. The Company paid $0.1 million for capital investment activities primarily relating to its lean manufacturing initiative in Montreal. For the quarter ended June 30,2005, cash used in operating activities was $0.9 million, financing activities provided $0.9 million and cash used by investing activities was $0.02 million.

For the six months ended June 30, 2006, cash decreased $0.6 million, a $2.4 million improvement compared to the same period of 2005, during which cash decreased by $3.0 million. Cash used by operating activities was $0.8 million primarily resulting from an operating loss of $2.2 million offset partially by $1.6 million of non-cash charges for depreciation, amortization and stock compensation. In addition, the Company used $1.0 million for financing activities relating to debt and lease obligations; received $0.4 million from the sale of its Singapore operations to Radiant Scientific PTE, Ltd. and subsequent installment payments of the note receivable, the sale of the Fiber Optic line to Techni-Quip Corp and the sale of its ownership in a joint venture with Optune Technologies. The Company also received cash of $0.7 million from the refinancing of its line of credit. The Company also paid $0.1 million for capital investment activities primarily relating to its lean manufacturing initiative in Montreal. In the six months ended June 30, 2005, cash used in operating activities was $2.9 million, cash used in financing activities was $0.2 million and cash used by investing activities was $0.04 million.

The current ratio (the ratio of current assets to short term liabilities) as of June 30, 2006 was 1.06. As of December 31, 2005 the current ratio was 1.19. Significant items contributing to the decrease in working capital included an increase in receivables balances consistent with the increase in revenues; offset by an increase in short-term debt relating to the reclassification of $1.0 million of debt payments to Eureka from long-term to short-term debt; and the change in current assets and liabilities of discontinued businesses due to the sale of the Company’s Singapore subsidiary and Fiber Optic product line as noted in the Discontinued Operations section.

RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Forward looking statements in this report and those made from time to time by us through our senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements concerning the expected future revenues, earnings or financial results or concerning project plans, performance, or development of products and services, as well as other estimates related to future operations are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements. If any of the following risks actually occurs, our financial condition and operating results could be materially adversely affected. In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our annual report on Form 10-KSB for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-KSB are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The risk factors below were disclosed in our annual report on Form 10-KSB and our quarterly report on Form 10-QSB for the quarter ended March 31, 2006 and have been updated to provide information as of the date of this filing unless a different date is referred to in the risk factor.

Our ability to continue as a going concern may be dependent on raising additional capital, which we may not be able to do on favorable terms, or at all.

As of June 30, 2006, we had cash and cash equivalents of approximately $2.8 million. In December 2005, we completed the sale of the property located in Montreal, Quebec, Canada for aggregate gross proceeds of Cdn. $4,150,000 and the sale of the property located in Salem, New Hampshire for aggregate gross proceeds of $4,700,000 (see note 15) and issued a promissory note in the aggregate principal amount of $4,000,000 and 750,000 shares of our common stock for $750 to Laurus (see below). We used the net proceeds from the sales to (i) repay the outstanding balance of $2,139,880 on a convertible note issued to Laurus on February 20, 2004, in the original principal amount of $4,000,000, (ii) repay the outstanding balance of $409,370 on a convertible note issued to Laurus on December 7, 2004, in the original principal amount of $500,000, (iii) repay the outstanding balance and prepayment penalty of $454,922 on a convertible note issued to Smithfield Fiduciary LLC on December 7, 2004, in the original principal amount of $500,000, and (iv) repay $378,125, the outstanding balance and prepayment penalty on a convertible note issued to Smithfield Fiduciary LLC on June 10, 2004, in the original principal amount of $500,000.

On June 28, 2006 we established a three-year, $4 million revolving line of credit with Laurus Master Fund, Ltd. and issued 642,857 shares of our common stock to Laurus Master Fund, Ltd. for $643. We used $1.413 million of the proceeds available from this transaction to repay in full the amount outstanding under our credit facility with the National Bank of Canada.

Notwithstanding the completion of this recent financing, we may have to raise additional capital but may not be able to find it on favorable terms or at all. If we require additional capital and are unsuccessful in raising it, our business may not continue as a going concern. Even if we do find outside funding sources, we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions that may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional equity securities. If we experience difficulties raising money in the future, our business and liquidity will be materially adversely affected.

An impairment of goodwill and/or long-lived assets could affect net income.

We record goodwill on our balance sheet as a result of business combinations consummated in prior years. We have also made a significant investment in long-lived assets. In accordance with applicable accounting standards, we periodically assess the value of both goodwill and long-lived assets in light of current circumstances to determine whether impairment has occurred. If an impairment should occur, we would reduce the carrying amount to our fair market value and record an amount of that reduction as a non-cash charge to income, which could adversely affect our net income reported in that quarter in accordance with generally accepted accounting principles. We recorded $1,397,000 in impairment charges in 2005, with none of the charges coming in the first quarter. These charges were a result of the Salem building valuation, the sale of the Montreal building and the fixed asset impairment of our phase-mask product line. We did not record an impairment charge in the first half of 2006. We cannot definitively determine whether additional impairments will occur in the future, and if impairments do occur, what the timing or the extent would be.

We are subject to risks of operating internationally.

We distribute and sell some of our products internationally, and our success depends in part on our ability to manage our international operations. Sales outside the United States accounted for 51% of our total revenue for the quarter ended June 30, 2006 and 54% for the six months ended June 30, 2006. We are subject to risks associated with operating in foreign countries, including:

•	foreign currency exchange rate risks;

•	costs of customizing products for foreign countries;

•	imposition of limitations on conversion of foreign currencies into dollars;

•	remittance of dividends and other payments by foreign subsidiaries;

•	imposition or increase of withholding and other taxes on remittances and other payments on foreign subsidiaries;

•	hyperinflation and imposition or increase of investment and other restrictions by foreign governments;

•	compliance with multiple, conflicting and changing governmental laws and regulations;

•	longer sales cycles and problems collecting accounts receivable;

•	labor practices, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequence; and

•	import and export restrictions and tariffs.

If we are unable to manage these risks, we may face significant liability, our international sales may decline and our financial results may be adversely affected.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RISK

Management has determined that all of the Company’s foreign subsidiaries operate primarily in local currencies that represent the functional currencies of the subsidiaries. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date, while income and expense accounts are translated at average exchange rates during the year. Our operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries, as a result of our transactions in these foreign markets.

We enter into forward foreign exchange contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations between the US dollar and the Canadian dollar. This program is not designed for trading or speculative purposes. We do not believe that our Cork, Ireland subsidiary has material foreign currency exchange rate exposure.

In accordance with SFAS No. 133 we recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. These forward exchange contracts are not accounted for as hedges and, therefore, changes in the fair value of these instruments are recorded as interest income and other, net. Neither the cost nor the fair value of these forward foreign exchange contracts was material at June 30, 2006. The notional principal of forward foreign exchange contracts to purchase Canadian dollars with foreign currencies as of June 30, 2006, was $500,000. The fair value of the open forward contracts was a liability of $2,251 as of June 30, 2006 and is recorded in the accompanying condensed consolidated balance sheet. The net impact of these forward contracts in the first six months of 2006 was a net gain of $7,800 and it was recorded in the accompanying condensed consolidated statement of operations.

INTEREST RATE RISK

We are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under the Laurus Master Fund Ltd. line of credit of $2.528 million with an interest rate of prime plus 1% and the Laurus Master Fund Ltd. term note of $3.636 million with an interest rate of prime plus 2%. As of June 30, 2006, the fair market value of our outstanding debt approximates our carrying value due to the short-term maturities and variable interest rates.

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

There was no change in our internal control over financial reporting during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As we previously reported in our annual report on Form 10-KSB for the year ended December 31, 2005, beginning in May 2005, three putative securities class action complaints were filed in the United States District Court for the District of New Hampshire against the Company and Mark Blodgett, our President, Chief Executive Officer and Chairman of the Board, Lawrence Blodgett, a former director, Francis O’Brien, a former Chief Financial Officer, Richard Lindsay, a former Chief Financial Officer, and Ricardo Diaz, our former Chief Operating Officer, purportedly on behalf of some of our shareholders. The complaints, which assert claims under the Securities Exchange Act of 1934, allege that some disclosures made by us in press releases dated April 19, 2004 and April 21, 2004 were materially false or misleading. The complaints seek unspecified damages, as well as interest, costs, and attorney’s fees. The three complaints were consolidated into one action and assigned to a single federal judge. The court also appointed a group of lead plaintiffs and plaintiffs’ counsel, who filed a consolidated amended complaint to supersede the previously filed complaints. Mr. Lindsay is not named as a defendant in the amended complaint; therefore, he is not a party to the currently pending proceeding. The consolidated amended complaint asserts claims under Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. On January 31, 2006, we and the individual defendants moved to dismiss all claims asserted in the consolidated amended complaint. The court has not yet ruled on those motions.

Additionally, on June 17, 2005, a purported shareholder derivative action was filed in the United States District Court for the District of New Hampshire against us (as a nominal defendant) and Mark Blodgett, our Chief Executive Officer and Chairman of the Board, Lawrence Blodgett, a former director, and Steven Karol, Dietmar Klenner, Raymond Oglethorpe and Mark Zupan, all of whom are current directors of the Company. The plaintiff derivatively claims breaches of fiduciary duty by the defendant directors and officers in connection with the disclosures made by us in press releases dated April 19, 2004 and April 21, 2004, the awarding of executive bonuses, and trading in Company common stock while allegedly in possession of material, non-public information. Plaintiff did not make pre-suit demand on the Board of Directors prior to filing this derivative action. Upon the joint motion of the parties the Court has stayed the derivative action indefinitely. However, the derivative action may be revived upon the motion of any party.

We intend to vigorously contest the allegations in the securities and derivative complaints. However, due to the preliminary nature of these cases, we are unable to predict the outcome of this litigation or the application of, or coverage provided by, our insurance carriers.

We are party to various legal proceedings generally incidental to our business. Although the disposition of such legal proceedings cannot be determined with certainty, it is our opinion that any pending or threatened litigation will not have a material adverse effect on our results of operations, cash flow or financial condition

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Special Meeting in lieu of the 2006 Annual Meeting of Shareholders (the “Annual Meeting”) held on May 16, 2006, the following proposals were voted upon by our shareholders:

1.	To fix the number of directors comprising the Board of Directors of the Company at six;

2.	To elect six directors to serve until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified; and

3.	To ratify the appointment of Vitale, Caturano & Company, Ltd. as the Company’s independent registered public accounting firm for the current fiscal year.

The number of shares of Common Stock issued, outstanding and eligible to vote as of the record date of March 17, 2006 was 28,381,465. The results of the voting on each of the matters presented to shareholders at the Annual Meeting are set forth below. Each proposal was approved by the shareholders.

		VOTES FOR	VOTES WITHHELD	VOTES AGAINST	ABSTENTIONS	BROKER NON- VOTES
1.	Fix the number of directors at six	20,430,104	NA	102,751	17,537	NA
2.	Election of six directors:
	Mark W. Blodgett	20,483,121	67,271	NA	NA	NA
	Steven E. Karol	20,500,081	50,311	NA	NA	NA
	Dietmar Klenner	20,500,231	50,161	NA	NA	NA
	Raymond J. Oglethorpe	20,500,001	50,391	NA	NA	NA
	Patrick J. Zilvitis	20,497,701	52,691	NA	NA	NA
	Mark Zupan	20,499,963	50,429	NA	NA	NA
3.	Ratification of Vitale, Caturano & Company, Ltd.	20,500,326	NA	38,941	11,125	NA

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2006, we made no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

ITEM 6. EXHIBITS

(a) The following is a complete list of exhibits filed as part of this Form 10-QSB

Exhibit No.	Description of Document
10.1	Security and Purchase Agreement, dated as of June 28, 2006, by and between the Registrant and Laurus Master Fund, Ltd. is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed July 5, 2006 (File No. 000-27372).

10.2	Registration Rights Agreement, dated as of June 28, 2006, by and between the Registrant and Laurus Master Fund, Ltd. is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed July 5, 2006 (File No. 000-27372).

10.3	Secured Non-Convertible Revolving Note, dated as of June 28, 2006, issued by the Registrant to Laurus Master Fund, Ltd. is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed July 5, 2006 (File No. 000-27372).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCKERYALE, INC.

Date: August 14, 2006	By:	/s/ MARK W. BLODGETT
Mark W. Blodgett President, Chief Executive Officer and Chairman of the Board

Date: August 14, 2006	By:	/s/ MARIANNE MOLLEUR
Marianne Molleur Senior Vice President and Chief Financial Officer