Form 10QSB
period 2006-09-30
STOCKERYALE INC
filed 2006-11-13
CIK 94538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of November 6, 2006, there were 33,173,680 shares of the issuer’s common stock outstanding.

STOCKERYALE, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STOCKERYALE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

	September 30, 2006	December 31, 2005
	In thousands (except share data)
Assets

Current assets:

Cash and cash equivalents	$1,682	$3,427
Accounts receivable less allowances of $84 at September 30, 2006 and $228 at December 31, 2005	2,586	2,430

Inventories, net	2,547	2,826
Prepaid expenses and other current assets	597	440

Current assets – discontinued operations	76	1,383

Total current assets	7,488	10,506

Net property, plant and equipment	10,852	11,900

Goodwill	2,677	2,677

Acquired intangible assets, net	587	826

Other long-term assets	660	711

Long term assets – discontinued operations	—	168

Total assets	$22,264	$26,788

Current liabilities:
Current portion of long-term debt, net of unamortized discount of $304 at September 30, 2006 and $488 at December 31, 2005	$2,294	$1,081
Current portion of capital lease obligation	21	19
Current portion of financing lease obligation	507	507
Short-term debt, net of unamortized discount of $694 at September 30, 2006 and $0 at December 31, 2005	1,492	1,901

Accounts payable	1,712	1,553

Accrued expenses	1,727	2,875

Current liabilities – discontinued operations	79	928

Total current liabilities	7,832	8,864
Long-term debt, net of unamortized discount of $120 at September 30, 2006 and $321 at December 31, 2005	1,698	3,610
Capital lease obligation	43	55
Financing lease obligation	3,093	3,107

Total liabilities	12,666	15,636

Stockholders’ equity:
Common stock, par value $0.001; shares authorized 100,000,000; shares issued and outstanding 30,476,009 and 28,462,835 at September 30, 2006 and December 31, 2005, respectively	30	28
Paid-in capital	90,316	88,951

Deferred compensation	—	(355)

Accumulated other comprehensive income	2,440	2,177

Accumulated deficit	(83,188)	(79,649)

Total stockholders’ equity	9,598	11,152

Total liabilities and stockholders’ equity	$22,264	$26,788

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	In thousands except per share data
Net sales	$4,534	$4,128	$13,528	$12,137
Cost of sales	2,974	2,836	8,552	8,082

Gross profit	1,560	1,292	4,976	4,055

Operating expenses:
Selling expenses	558	536	1,808	1,631
General and administrative expenses	1,020	1,071	3,312	3,445
Research and development expenses	646	689	2,054	2,159
Amortization expense	80	80	239	238
Asset impairment expense	—	—	—	618

Total operating expenses	2,304	2,376	7,413	8,091

Loss from operations	(744)	(1,084)	(2,437)	(4,036)
Interest income and other income, net	130	64	98	53
Debt acquisition and discount amortization expense	211	514	512	1,502
Interest expense	179	237	501	638

Loss from continuing operations before income taxes	(1,264)	(1,899)	(3,548)	(6,229)
Income tax provision (benefit)	—	—	—	—

Loss from continuing operations	$(1,264)	$(1,899)	$(3,548)	$(6,229)
Gain / (Loss) from discontinued operations	24	(9)	9	(63)

Net loss	(1,240)	(1,908)	(3,539)	(6,292)

Basic and diluted net loss per share from continuing operations	$(0.04)	$(0.07)	$(0.12)	$(0.25)
Basic and diluted net loss per share from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted net loss per share	$(0.04)	$(0.07)	$(0.12)	$(0.25)

Weighted average shares outstanding:
Basic and diluted	29,251	26,666	28,817	25,287

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
	2006	2005
	In thousands
Operations
Net loss	$(3,539)	$(6,292)
Gain (Loss) from discontinued operations	9	(63)

Loss from continuing operations	$(3,548)	$(6,229)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation expense and stock based compensation	286	36
Depreciation and amortization	1,628	1,790
Asset Impairment	—	618
Amortization of debt discount and financing costs	512	1,502
Gain / Loss on disposal of assets	—	17
Other changes in assets and liabilities:
Accounts receivable	(302)	(757)
Inventories	187	(94)
Prepaid expenses and other current assets	(140)	(320)
Accounts payable	251	(138)
Accrued expenses	(456)	(789)
Other assets and liabilities	264	(31)

Net cash used in continuing operations	(1,318)	(4,395)
Net cash provided by (used in) discontinued operations	352	(371)

Net cash used in operating activities	(966)	(4,766)
Financing
Net proceeds from sale of common stock	20	2,506
Proceeds from short term debt	2,528	—
Principal repayment of short-term debt	(2,302)	—
Net proceeds from short term note	—	1,500
Principal repayment of long-term debt	(1,091)	(1,275)
Payments of bank debt and capital leases	—	(104)
Debt issuance costs	(210)	(2)

Net cash provided by (used in) continuing operations	(1,055)	2,625
Net cash provided by (used in) discontinued operations	—	—

Net cash provided by (used in) financing activities	(1,055)	2,625
Investing
Net proceeds from sale of assets	90	—
Payments of financing obligation	(93)	—
Purchases of property, plant and equipment	(242)	(88)

Net cash used in continuing operations	(245)	(88)
Net cash provided by (used in) discontinued operations	331	(23)

Net cash provided by (used in) investing activities	86	(111)
Effect of exchange rates	190	203
Net change in cash and cash equivalents	(1,745)	(2,049)

Cash and cash equivalents, beginning of period	3,427	3,836

Cash and cash equivalents, end of period	$1,682	$1,787

Supplemental disclosure of cash flow information:
Interest paid	$468	$622
Cash paid for income taxes	—	—
Acquisition of equipment under capital lease obligation	—	15
Issuance of restricted stock	1,032	530

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by StockerYale, Inc. (the “Company”) and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine month periods ended September 30, 2006 and 2005, (b) the financial position at September 30, 2006 and December 31, 2005, and (c) the cash flows for the nine month periods ended September 30, 2006 and 2005. These interim results are not necessarily indicative of results for a full year or any other interim period.

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

The Company’s current forecast for the remainder of the fiscal year 2006 calls for increased revenues and reduced operating costs. The Company has no current plans to raise additional funds to supplement operations through the end of 2006. The Company believes it has sufficient operating funds for the remainder of 2006, however, it may need to implement further cost reduction strategies as required to sustain its current operations.

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

(2) LOSS PER SHARE

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic and diluted net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted average number of vested common shares outstanding. There were 29,251,151 weighted average shares outstanding for the three months ended September 30, 2006 and 28,816,739 for the nine months ended September 30, 2006. There were 26,665,618 weighted average shares outstanding for the three months ended September 30, 2005 and 25,286,774 for the nine months ended September 30, 2005.

Common stock equivalents that were considered anti-dilutive securities and excluded from the diluted net income per share calculations were as presented below:

	September 30,
	2006	2005
Options outstanding	3,381,321	3,673,848
Warrants outstanding	4,589,058	4,954,058
Unvested restricted stock grants	1,309,728	678,180

Total anti-dilutive common stock equivalents	9,280,107	9,306,686

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

(4) WARRANTY

The Company provides warranties of most of its products for periods of one or two years. The warranty is limited to the cost of the product and the Company will repair or replace the product as required. The Company monitors the actual warranty repair costs and trends the reserve as a percent of sales. The Company adjusts the warranty provision based on the actual experience and for any particular known instances.

Warranty Reserves:

Nine Months Ended September 30	2006	2005
	In thousands
Balance at beginning of period	$208	$107
Charges to costs and expenses	149	109
Amounts incurred and other deductions	(123)	(92)

Balance at end of period	$234	$124

(5) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead. Inventories are as presented below:

	September 30, 2006	December 31, 2005
	In thousands
Finished goods	$311	$227
Work-in-process	180	199
Raw materials	2,056	2,400

Inventories, net	$2,547	$2,826

(6) STOCK BASED COMPENSATION PLANS AND STOCK-BASED COMPENSATION EXPENSE

The Company has stock-based compensation plans for its employees, officers, and directors. The plans permit the grant of a variety of awards with various terms and prices as determined by the compensation committee of the Company’s Board of Directors. Generally the grants vest over terms of two to four years and are priced at fair market value or in certain circumstances 110% of the fair market value of the common stock on the date of the grant. The options are generally exercisable after the period or periods specified in the option agreement, but no option may be exercised after 10 years from the date of grant.

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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards issued for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company recorded compensation costs as the requisite service was rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). Periods prior to adoption have not been restated.

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

During the three months ended September 30, 2006 the Company expensed approximately $117,000 as equity based compensation of which approximately $108,000 was expensed to general and administrative expense, approximately $4,000 was expensed to selling expense, approximately $2,000 was expensed to research and development expense and approximately $3,000 was expensed to cost of sales. During the nine months ended September 30, 2006 the Company expensed approximately $286,000 as equity based compensation of which approximately $275,000 was expensed to general and administrative expense, approximately $5,000 was expensed to selling expense, approximately $3,000 was expensed to research and development expense, and approximately $3,000 was expensed to cost of sales.

Stock Option Awards - The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the Company’s stock, at the time of the award. The average expected option term was estimated at 5 years. The risk-free interest rate is based on U.S. Treasury zero-coupon issues assumed at the date of grant and no dividends were assumed in the calculation. The compensation expense recognized for all equity-based awards is net of estimated forfeitures of 5.2% for the nine- month period ending September 30, 2006. Forfeitures are estimated based on the historical trends.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. There were no options issued during the nine months ended September 30, 2006. The assumptions for options granted during the nine months ended September 30, 2005 were as presented below:

Nine Months Ended September 30, 2005
Volatility	122%
Expected option life	5
Interest rate (risk free)	3.72%
Dividends	None
Weighted average fair value at grant date	$1.16

There were no stock options granted in 2006. A summary of option activity for 2005 and as of September 30, 2006 and changes during 2005 and the first nine months ended September 30, 2006 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2004	4,347,030	4.99
Granted	750	1.16
Exercised	(21,000)	0.72
Cancelled	(748,821)	6.17

Balance at December 31, 2005	3,577,959	4.77	6.47	234

Vested and Exercisable at December 31, 2005	2,786,828	5.80	5.97	157

Balance at December 31, 2005	3,577,959	4.77	6.47	234

Granted	—	—
Exercised	(25,414)	0.68
Cancelled	(171,224)	3.99

Balance at September 30, 2006	3,381,321	4.84	5.75	294

Vested and Exercisable at September 30, 2006	3,022,892	5.28	5.52	258

As of September 30, 2006, there was $111,000 of total unrecognized compensation cost related to non-vested stock options granted. The cost is expected to be recognized over the next 2.25 years. The intrinsic value of the options exercised in the third quarter of 2006 was $0 and intrinsic value of options exercised during the nine months ended September 30, 2006 was approximately $12,000. The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option.

Restricted Share Awards – The Company awards to a number of key employees restricted shares of common stock. The awards vest in equal annual installments over a period of four years, assuming continued employment, with some exceptions. The fair market value of the award at the time of the grant is amortized over the vesting period. The fair value of the awards is based on the fair market value of the Company’s common stock on the date of issue, which is the closing market price on the date of the award. During the nine months ended September 30, 2006, the company granted 899,593 share awards at a weighted average fair value of $1.15 per share on the grant date.

A summary of the status of the Company’s restricted shares for 2005 and as of September 30, 2006 and changes during 2005 and the nine months ended September 30, 2006 are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2004	—	—
Granted	738,180	0.78
Vested	—	—
Cancelled	(208,000)	0.76

Non-vested at December 31, 2005	530,180	0.79
Granted	899,593	1.15
Vested	(120,045)	0.76
Cancelled	—	—

Non-Vested at September 30, 2006	1,309,728	1.04

As of September 30, 2006, there was $1,263,000 of total unrecognized compensation cost related to non-vested restricted share awards. The cost is expected to be recognized over the next 3.45 years. As of September 30, 2006, 120,045 shares were vested. The total fair value of shares vested during the first nine months of 2006 was $101,422. No restricted shares vested in 2005.

The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees” and related Interpretations and provided the required pro forma disclosures of SFAS 123, and accordingly did not recognize compensation expense for the issuance of stock options with an exercise price equal to or greater than the market price at the date of grant. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of its share-based compensation awards for periods prior to the adoption of SFAS 123 (R):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	In thousands except per share data
Net loss from continuing operations as reported	$(1,899)	$(6,229)
Add: stock compensation included in net loss	33	36
Deduct: compensation expense determined under fair value for all awards.	(238)	(1,046)

Pro forma net loss from continuing operations	$(2,104)	$(7,239)

Net loss per share as reported from continuing operations	$(0.07)	$(0.25)

Net loss per share pro forma from continuing operations	$(0.08)	$(0.29)

Net loss, as reported	$(1,908)	$(6,292)
Add: stock compensation included in net loss	33	36
Deduct: compensation expense determined under fair value for all awards.	(238)	(1,046)

Pro forma net loss	$(2,113)	$(7,302)

Net loss per share, as reported	$(0.07)	$(0.25)

Net loss per share, pro forma	$(0.08)	$(0.29)

(7) COMPREHENSIVE LOSS

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive loss is as presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	In thousands
Net loss	$(1,240)	$(1,908)	$(3,539)	$(6,292)
Other comprehensive income (loss):
Cumulative translation adjustment	28	376	263	269

Comprehensive loss	$(1,212)	$(1,532)	$(3,276)	$(6,023)

(8) INTANGIBLE ASSETS

Intangible assets consist primarily of acquired patented technology and trademarks. Intangible assets are amortized over their estimated useful lives, which range from two to five years. The Company has no identified intangible assets with indefinite lives except for goodwill. The Company reviews intangible assets when indications of potential impairment exist such as a significant reduction in cash flows associated with the assets. Identified intangible assets with definite lives as of September 30, 2006 and December 31, 2005 are as presented below:

	September 30, 2006	December 31, 2005
	In thousands
Identified intangible assets	$3,549	$3,549
Less: accumulated amortization	(2,962)	(2,723)

	$587	$826

Amortization of intangible assets was $80,000 for each of the three month periods ended September 30, 2006 and 2005, $239,000 for the nine month period ended September 30, 2006 and $238,000 for the nine month period ending September 30, 2005.

As of September 30, the estimated future amortization expense of intangible assets, in thousands, is as presented below:

	Estimated Future Expense
	2006	2007	2008	2009	2010
Amortization expense of intangible assets	$79	$318	$190	—	—

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

In accordance with SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, we recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. These forward exchange contracts are not accounted for as hedges and, therefore, changes in the fair value of these instruments are recorded as interest income and other, net. Neither the cost nor the fair value of these forward foreign exchange contracts was material at September 30, 2006. The notional principal of forward foreign exchange contracts to purchase Canadian dollars with foreign currencies as of September 30, 2006, was $1,000,000. The fair value of the open forward contracts was a liability of $300 as of September 30, 2006 and is recorded in the accompanying condensed consolidated balance sheet. The net impact of these forward contracts in the first nine months of 2006 was a net loss of $5,000 and it was recorded in the accompanying condensed consolidated statement of operations.

(11) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this interpretation is encouraged if the enterprise has not yet issued financial statements, including interim statements, in the period this interpretation is adopted. The Company is in the process of determining the impact of FIN 48 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 expresses the SEC’s views regarding the process of quantifying misstatements in financial statements. The view of the SEC is that the effects of prior year errors in the balance sheet must be taken into account for the current year income statement financial reporting.

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

Laurus Master Fund, Ltd.

Security Agreement

On June 28, 2006 the Company entered into a Security and Purchase Agreement (the “Security Agreement”) with Laurus Master Fund, Ltd. (“Laurus”). Under the Security Agreement, a three-year revolving line of credit was established. The proceeds from this line of credit were used to pay in full the outstanding amount under the credit facility between StockerYale Canada Inc. and National Bank of Canada as described below under “National Bank of Canada.” Additional amounts borrowed by the Company under the line of credit from time to time may be used for the Company’s and StockerYale Canada Inc.’s working capital needs.

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

The Company began making monthly payments to Laurus of accrued interest only on August 1, 2006. The outstanding principal under the note accrues interest at an annual rate of 1% above the prime rate. The interest rate was 9.25% as of September 30, 2006. The Company may elect to prepay the note at any time, in whole or in part, without penalty or premium. All unpaid principal plus accrued but unpaid interest is due and payable on June 28, 2009.

Also under the terms of this Security Agreement and in consideration of the line of credit, the Company issued and sold to Laurus 642,857 shares of common stock of the Company at a per share purchase price of $.001, for an aggregate purchase price of $643. The Company recorded debt acquisition costs relating to the line of credit assets of $209,487 and a debt discount of $757,925 representing the fair market value of the stock issued. The debt acquisition and debt discount charges are being amortized over the life of the line of credit using the effective interest method.

At September 30, 2006, $2,186,000 was outstanding under the line of credit, which has been classified as short-term debt and reported net of $694,160 of unamortized debt discount.

In addition, the Company and Laurus entered into a Registration Rights Agreement under which the Company agreed at its sole expense to register for resale within 60 days the shares of common stock issued and sold to Laurus under the Securities Act of 1933, as amended. On July 21, 2006 the Company filed a registration statement on Form S-3 (declared effective on August 25, 2006) with the SEC for the resale of the shares.

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

December 2005

On December 30, 2005, under the terms of a Securities Purchase Agreement, the Company issued a secured term note in the aggregate principal amount of $4,000,000 to Laurus. The note is due on December 30, 2008 and is collateralized by U.S. accounts receivable, inventory and equipment, and a second security interest in accounts receivable, inventory and equipment in Montreal, Canada. The Company began making monthly payments of principal and interest on the note on April 1, 2006. The outstanding principal on the note accrues interest at an annual rate of 2% above the prime rate, subject to a minimum annual interest rate of 8% (subject to certain adjustments). The Company could elect to prepay the note provided that (i) if prepayment occurred during the first year of the date of issuance, the Company would pay a 15% prepayment penalty, (ii) if prepayment occurred during the second year of the date of issuance, the Company would pay a 10% prepayment penalty, and (iii) if prepayment occurred during the third year of the date of issuance, the Company would pay a 5% prepayment penalty.

Also, under the terms of the Securities Purchase Agreement, the Company sold and issued to Laurus an aggregate of 750,000 shares of common stock of the Company at a per share purchase price of $.001, for an aggregate purchase price of $750, related to the prepayment of certain convertible notes. The Company recorded debt acquisition costs of $102,650 and a debt discount of $720,000 representing the fair market value of the stock issued. The debt acquisition and debt discount charges were being amortized over the life of the note using the effective interest method.

At September 30, 2006, $3,272,728 was outstanding under the note, which has been classified as $1,454,546 short-term debt and $1,818,182 long term debt and reported net of $402,190 of unamortized debt discount, which has been classified as $282,101 short term and $120,090 long term.

At December 31, 2005, $4,000,000 was outstanding under the note, which has been classified as $1,090,909 short-term debt and $2,909,091 long term debt and reported net of $718,839 of unamortized debt discount, which has been classified as $402,675 short term and $316,164 long term.

The Company has registered for resale under the Securities Act of 1933, as required by the agreement, the shares of common stock sold and issued to Laurus. Because of certain provisions contained in the agreement, the Company initially classified the amounts allocated to the common stock as a liability. This amount was reclassified to equity on February 14, 2006 when the shares were registered. The Company reclassified the market value of the stock on this date of $660,000 as equity and recorded a $60,000 gain to other income (expense).

Amendment and Waiver Agreements

On August 10, 2005, the Company entered into an Amendment and Waiver with both Laurus and Smithfield Fiduciary LLC. Under the terms of the waiver, the parties agreed to defer the payment of principal amounts due and payable by the Company in August and September 2005 under promissory notes issued to the parties in February, June, and December 2004 until the respective maturity dates of the notes. In connection with the August 10th Amendment and Waiver, the Company issued 225,000 shares of common stock to Laurus and 23,684 shares of common stock to Smithfield Fiduciary LLC. Laurus and Smithfield Fiduciary LLC each waived all anti-dilution rights in connection with the issuance of the shares of common stock issued on the same date. The Company recorded additional debt discount of $211,000 relating to the fair value of the common stock issued.

On July 13, 2005, the Company entered into an Amendment and Waiver with each of Laurus and Smithfield Fiduciary LLC pursuant to which the parties agreed to defer the payment of principal amounts due and payable by the Company in July 2005 under certain promissory notes issued to such parties in February, June, and December 2004 until the respective maturity dates of such promissory notes. In connection with the July 13th Amendment and Waivers, the Company issued (i) a warrant to Laurus to purchase 150,000 shares of the Company’s common stock with an exercise price of $0.80 per share, and (ii) a warrant to Smithfield Fiduciary LLC to purchase 18,621 shares of the Company’s common stock with an exercise price of $0.80 per share. Laurus and Smithfield Fiduciary LLC each waived all anti-dilution rights in connection with the issuance of the shares of common stock on the same date. The Company recorded additional debt discount of $110,000 using the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk free interest rate of 2.88%; an expected life of five years; an expected volatility of 116%; and no dividend yield.

National Bank of Canada

The Company had a revolving line of credit with the National Bank of Canada. The original agreement, dated May 26, 2003, was amended and renewed in March 2004 and March 2005. On March 29, 2006, the Company entered into a new amended six month agreement with the National Bank of Canada under which the bank effectively waived the Company’s noncompliance as of December 31, 2005 with the terms of the previous amended agreement. The bank’s waiver remained in effect only during the term of the new agreement. All outstanding amounts were payable on demand, but in any event no later than September 30, 2006, the date on which the agreement automatically would have expired. The agreement specifically provided that (i) the bank would not renew the line of credit after the expiration date on September 30, 2006, and (ii) the Company needed to seek alternative financing and use the funds from the financing to pay all amounts owed to National Bank of Canada.

The March 2006 agreement provided a line of credit of up to Cdn. $2,725,000 (US $2,338,000) restricted by the borrowing base, as defined. The new agreement was collateralized by the accounts receivable, inventory and equipment in Montreal and bore interest at the Canadian prime rate plus 2.50%. The agreement required the maintenance of certain financial covenants, including working capital, net worth, limitations on capital expenditures, restrictions on dividends, a financial coverage ratio and maximum inventory levels.

During the quarter ended June 30, 2006, this revolving line of credit was paid in full with the proceeds from the new line of credit from Laurus as described above.

On March 22, 2005, the Company entered into an amended agreement with the National Bank of Canada. The agreement maintained the line of credit of Cdn. $2,500,000 (US $2,076,000) and a five-year term note of Cdn. $2,000,000 (US $1,666,000). The amended agreement reduced the net worth covenant from Cdn. $10,000,000 in the prior amended agreement to Cdn. $9,250,000 in the March 22, 2005 agreement. The amended agreement also required the Company to achieve specific net profit targets throughout 2005.

As of December 31, 2005, Cdn. $2,215,000 (US $1,901,000) was outstanding under the credit line and the interest rate on the line of credit was 7.00%.

The Eureka Interactive Fund Limited

On May 12, 2005, the Company issued a note to The Eureka Interactive Fund Limited (“Eureka”). The $1,500,000 note was initially due and payable in full on September 12, 2005. The note accrues interest on the outstanding principal balance at the rate of 10% per year, payable on the last day of each month. The Company also issued to Eureka five-year common stock warrants to purchase 250,000 shares at an exercise price per share of $0.90. The aggregate purchase price of the note and warrants ($1,500,000) was allocated between the note and warrants based upon their relative fair market value. The difference between the face amount of the note of $1,500,000 and the aggregate purchase price of the note of $1,341,362 was recorded as a debt discount of $158,638 and is being amortized over the life of the note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.87%; an expected life of five years; an expected volatility of 116%; and no dividend yield.

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

At September 30, 2006, $1,143,624 was outstanding under the note, which has been classified as short-term debt and reported net of $21,485 of unamortized debt discount.

At December 31, 2005, $1,500,000 was outstanding under the note, which has been classified as $478,500 short-term debt and $1,021,500 long term debt and reported net of $90,121 of unamortized debt discount, which has been classified as $84,983 short term and $5,138 long term.

(13) EQUITY

Stock and Warrant Purchase Agreement

On June 28, 2006, under the terms of a Security and Purchase Agreement with Laurus the Company issued and sold 642,857 shares of the Company’s Common Stock at a per share price of $.001 for a total of $643. On July 21, 2006, the Company filed a registration statement on Form S-3 (declared effective on August 25, 2006) with the SEC for the resale of the shares.

On August 12, 2005 and August 16, 2005, pursuant to separate stock and warrant Purchase Agreements, the Company issued and sold in a private placement (i) 2,222,222 shares of the Company’s common stock to an existing institutional investor at a per share price of $0.90 and a warrant to purchase an aggregate of 740,741 shares of common stock at a per share exercise price of $1.17, and (ii) 625,000 shares of the Company’s common stock to another existing institutional investor at a per share price of $0.80 and a warrant to purchase an aggregate of 156,250 shares of Common Stock at a per share exercise price of $1.17. The Company received gross proceeds of approximately $2,500,000 in the private placement. The warrants expire on the fifth anniversary of the date of issuance. The shares of common stock and the warrants were issued in conformance with the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 under Section 4(2). The Company used the Black-Scholes Model to calculate the fair value of the warrants as $620,000. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.89%; an expected life of seven years; an expected volatility of 108.29%; and no dividend yield.

On October 17, 2005, the Company filed a registration statement on Form S-3 (declared effective November 3, 2005) with the Securities and Exchange Commission for the resale of 3,095,906 shares of common stock issued and sold by the Company and 1,315,612 shares of common stock issuable upon exercise of Warrants in order to fulfill its contractual obligations to the selling stockholders contained in the agreements relating to the August 2005 financing, the August 2005 waiver and amendments, the July 2005 waiver and amendments and the Eureka Interactive Fund Limited. May 2005 financing as described above in note (12).

As of September 30, 2006, there were 3,381,321 shares reserved for stock options and 4,589,058 shares reserved for warrants.

(14) DISCONTINUED OPERATIONS

In December 2005, the Company’s management and the Board of Directors made a decision to sell or close its Singapore operation as well as its fiber optic illumination and galvanometer product lines including a planned workforce reduction of 11%. Accordingly, the results of those operations were reclassified and are included in discontinued operations. Revenues from the discontinued operations for the quarter ended September 30, 2006 were $0.1 million and were $0.8 million for the same period of 2005. Revenues from discontinued operations for the nine months ended September 30, 2006 were $0.5 million and were $2.1 million for the same period of 2005. The gain from discontinued operations for the quarter ended September 30, 2006 was approximately $24,000 and the loss from discontinued operations for the same period of 2005 was $9,000. The gain for the nine months ended September 30, 2006 were approximately $9,000 and a loss of approximately $63,000 for the same period of 2005.

On February 15, 2006, the Company completed the sale of 100% of its stock in its StockerYale Asia subsidiary to Radiant Scientific Pte, Ltd. for the consideration of $1 and a note receivable for $250,000 payable over 36 months commencing on March 1, 2006 and ending on February 1, 2009 at a rate of $6,944.44 per month. The Company initially recorded and has continued to record this note with no value. Payments made against the note receivable are recorded as income from discontinued operations when received. Radiant assumed all obligations and liabilities with a total value of approximately $465,000 and assets of approximately $466,000. The assets sold were mainly accounts receivable and inventory. The Company has no contractual arrangement with Radiant Scientific Pte, Ltd. The Company expects to continue to sell an insignificant amount of product to Radiant Scientific Pte, Ltd. For the nine months ended September 30, 2006, the Company has recorded a gain of approximately $90,000, comprised of the difference between the estimated value of the assets sold and the actual value at the time of sale. In the three and nine months ended September 30, 2006, the Company received approximately $21,000 and $56,000 of the payments against the notes receivable, which were recorded as income from discontinued operations.

On March 1, 2006, the Company completed the sale of its fiber optic lighting business to Techni-Quip Corp. of Pleasanton, California for $275,000. The Company sold inventory and fixed assets and agreed to supply specialty fiber products to Techni-Quip over a five-year period for a minimum total value of $275,000 and a maximum total value of $550,000. In addition, Techni-Quip assumed the Company’s fiber optic supplier purchase order obligations valued at $105,000. Those revenues would have been eliminated as inter-company sales within the illumination segment before the restructuring. For the nine months ending September 30, 2006, the Company recorded an additional loss of $103,000, comprised of the difference between the estimated value of the assets sold and the actual value at the time of sale; legal fees associated with the sale of the business and the operating loss. In the third quarter of 2006, there was no additional activity. The fiber optic illumination product line and the Company’s Singapore operations were previously classified under the Company’s illumination segment.

The Company expects to sell or exit the galvanometer product line during 2006. Currently, management expects that it will complete shipments of the backlog of orders in November 2006, or sell this product line before then. As a result, those operations have been reclassified to discontinued operations. The Company recorded gains from discontinued operations of $3,000 in the third quarter and $21,000 for the nine-month period ending September 30, 2006.

No interest was allocated to any of the discontinued operations.

Current assets of discontinued businesses at September 30, 2006 in the accompanying balance sheet mainly represent inventory for the galvanometer product line, which is completing its backlog of orders before being shut down or sold and trade receivables from sales made from the galvanometer product line in the third quarter. Current liabilities of discontinued businesses at September 30, 2006 in the accompanying balance sheet represent trade payables and accrued liabilities for potential cancellation charges.

(15) COMMITMENTS AND CONTINGENCIES

Lease obligation treated as financing

On December 30, 2005, the Company closed a sale-leaseback transaction on the Company’s Salem, New Hampshire headquarters with 55 Heritage LLC. The terms of the Real Estate Purchase Agreement dated November 29, 2005, as amended on December 22, 2005, between the Company and the buyer were that (i) the Company agreed to sell the property to the buyer for $4,700,000, and (ii) the Company agreed to lease from the buyer (a) approximately 32,000 square feet of the property for an initial term of five years with a rental rate during such period of $192,000 per year in base rent and (b) approximately 63,000 square feet of the property for an initial term of five years with rental rates during such period ranging from approximately $220,500 to $315,000 per year in base rent, plus a pro rata share of all operating costs of the property. The Company plans to sublease all or part of the 63,000 square feet block of space. At the time an opportunity arises to enter into a sublease agreement with a third party, either (i) the Company will enter into a sublease agreement with such third party or (ii) the buyer will enter into a direct lease with such third party. The lease agreement grants the Company the option to extend the initial term for a period of five years. Because the transaction did not qualify as a sale for Generally Accepted Accounting Principles (GAAP) reporting purposes under SFAS 66, Accounting for Sales of Real Estate and SFAS 98, Accounting for Leases, the net proceeds were classified as a financing obligation. This was primarily due to the terms of the lease agreement. Additionally, the Company continues to carry the value of the building on its balance sheet and record depreciation expense until the criteria to record a sale are met. The Company continues to account for the financing lease in accordance with the provisions of SFAS 98. During the first nine months of 2006, the Company recorded $240,000 as non-cash interest expense and $14,000 as a reduction of the lease obligation.

At September 30, 2006, $3,600,000 was recorded on the balance sheet as a financing lease obligation, which has been classified as $507,000 short-term obligation and $3,093,000 long-term obligation.

At December 31, 2005, $3,614,000 was recorded on the balance sheet as a financing lease obligation, which has been classified as $507,000 short-term obligation and $3,107,000 long-term obligation.

On October 26, 2005, the Company signed a sub-lease agreement with Onvio Servo, LLC for approximately 17,000 square feet of its Salem facility at a rate of $10.00 per square foot, or for $14,166.67 per month. The commencement date of the sub-lease was November 15, 2005 for a term of twelve months. The agreement also allows either party to terminate it after six months with sixty days notice to the other party. The Company received $149,900 in the first nine months of 2006 for sublease income, with $22,400 as a result of renting additional space leased to Onvio Servo, LLC.

Other obligations

The Company’s Canadian subsidiary, StockerYale Canada Inc., conducts research and development, manufacturing, sales and administration from a property located at 275 Kesmark Street, Montreal, Quebec, Canada. On December 20, 2005, StockerYale Canada sold the Montreal property to a buyer for Cdn. $4,150,000 in gross proceeds. StockerYale Canada leases back 59,433 square feet of the Montreal property from the new owner for an initial term of ten years. StockerYale Canada paid a security deposit in the amount of Cdn. $502,915. The rent during the ten-year term ranges from approximately Cdn. $416,031 to Cdn. $469,521 per year plus all operating costs. StockerYale Canada has an option to extend the initial term of the lease for an additional term of five years.

Prior to the sale of the building, the Company had recorded an impairment charge of approximately $295,000; therefore, no additional gain or loss was recorded on this sale.

On May 1, 2006, the Company signed a sub-lease agreement with PyroPhotonics Lasers, Inc. for approximately 3,000 square feet of its Montreal facility at a rate of Cdn. $12.58 per square foot, or for Cdn. $3,146 per month. The commencement date of the lease was May 1, 2006 and the term is twelve months. The agreement also provides the tenant with an option to renew for one additional year upon ninety days written notice to the Company. The Company received Cdn. $9,432 in the third quarter of 2006 and Cdn. $15,725 year-to-date for sublease income.

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

(16) LITIGATION

Beginning in May 2005, three putative securities class action complaints were filed in the United States District Court for the District of New Hampshire against the Company and Mark Blodgett, the Company’s President, Chief Executive Officer and Chairman of the Board, Lawrence Blodgett, a former director, Francis O’Brien, the Company’s former Chief Financial Officer, Richard Lindsay, the Company’s former Chief Financial Officer, and Ricardo Diaz, the Company’s former Chief Operating Officer, purportedly on behalf of some of the Company’s shareholders. The complaints, which assert claims under the Securities Exchange Act of 1934, allege that some disclosures made by the Company in press releases dated April 19, 2004 and April 21, 2004 were materially false or misleading. The complaints seek unspecified damages, as well as interest, costs, and attorney’s fees. The three complaints were consolidated into one action and assigned to a single federal judge. The court also appointed a group of lead plaintiffs and plaintiffs’ counsel who filed a consolidated amended complaint to supersede the previously filed complaints. Mr. Lindsay is not named as a defendant in the amended complaint; therefore, he is not a party to the currently pending proceeding. The consolidated amended complaint asserts claims under Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. On January 31, 2006, the Company and the individual defendants moved to dismiss all claims asserted in the consolidated amended complaint. The United States District Court for the District of New Hampshire ruled on Sept. 29, 2006 for the plaintiffs.

On June 17, 2005, a purported shareholder derivative action was filed in the United States District Court for the District of New Hampshire against the Company (as a nominal defendant) and Mark Blodgett, the Chief Executive Officer and Chairman of the Board, Lawrence Blodgett, a former director, and Steven Karol, Dietmar Klenner, Raymond Oglethorpe and Mark Zupan, all of whom are current directors of the Company. The plaintiff derivatively claims breaches of fiduciary duty by the defendant directors and officers in connection with the disclosures made by the Company in press releases dated April 19, 2004 and April 21, 2004, the awarding of executive bonuses, and trading in Company common stock while allegedly in possession of material, non-public information. The plaintiff did not make pre-suit demand on the Board of Directors prior to filing this derivative action. Upon the joint motion of the parties the Court has stayed the derivative action indefinitely. However, the derivative action may be revived upon the motion of any party.

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

(17) SEGMENT INFORMATION

SFAS No. 131(“SFAS 131”), Disclosures about Segments of an Enterprise and Related information, requires financial and supplementary information to be disclosed on an annual and interim basis of each reportable segment of an enterprise. SFAS No. 131 also establishes standards for related disclosures about product and services, geographic areas and major customers. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision-maker is the Chief Executive Officer. The Company’s accounting policies and method of presentation for segments is consistent with that used throughout the consolidated financial statements.

The Company operates in two segments: illumination and optical components. The illumination segment develops and manufactures specialized illumination products for the inspection, machine vision, medical and military markets. Illumination products are sold both through distributors as well as directly to original equipment manufacturers, the optical components segment develops and manufactures specialty optical fibers and phase masks used primarily in the telecommunications, defense, and medical markets. Optical component products are sold primarily to original equipment manufacturers. The policies relating to segments are the same as the Company’s corporate policies.

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

All revenues and costs associated with discontinued businesses have been eliminated from segment reporting, so that the net effect is to report continuing operations only.

	Three months Ended September 30, 2006			Three months Ended September 30, 2005
	Illumination	Optical Components	Total	Illumination	Optical Components	Total
Net sales	$3,878	$656	$4,534	$3,568	$560	$4,128
Gross margin	1,530	30	1,560	1,070	222	1,292
Operating loss	(367)	(377)	(744)	(957)	(127)	(1,084)

	Nine months Ended September 30, 2006			Nine months Ended September 30, 2005
	Illumination	Optical Components	Total	Illumination	Optical Components	Total
Net sales	$11,578	$1,950	$13,528	$10,874	$1,263	$12,137
Gross margin	4,298	678	4,976	3,701	354	4,055
Operating loss	(1,828)	(609)	(2,437)	(3,141)	(895)	(4,036)

	September 30, 2006				December 31, 2005
	Illumination	Optical Comp.	Corporate	Total	Illumination	Optical Comp.	Corporate	Total
Total current assets	$5,424	$341	$1,647	$7,412	$5,360	$380	$3,383	$9,123
Property, plant & equipment, net	2,789	3,384	4,679	10,852	2,975	3,900	5,025	11,900
Acquired Intangible assets, net	587	—	—	587	826	—	—	826
Goodwill	2,677	—	—	2,677	2,677	—	—	2,677
Other long-term assets	409	—	251	660	606	—	105	711

	$11,886	$3,725	$6,577	$22,188	$12,444	$4,280	$8,513	$25,237

The Company’s sales by geographic region are denominated in U.S. dollars. These sales are as presented below:

Sales by region	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Domestic – United States	$2,152	$2,265	$6,330	$6,083
Canada	554	453	1,668	1,680
Europe	1,204	951	3,855	2,951
Asia	491	302	1,341	1,055
Other	133	157	334	368

Total	$4,534	$4,128	$13,528	$12,137

(18) SUBSEQUENT EVENTS

Acquisition of Photonic Products Limited and Entry into Material Definitive Agreements

On October 31, 2006, the Company entered into a Stock Purchase Agreement dated October 31, 2006 by and among the Company, StockerYale (UK) Limited, and the stockholders of Photonic. Under the Stock Purchase Agreement, the stockholders of Photonic agreed to sell all of the issued and outstanding shares of Photonic’s capital stock to the Company and StockerYale (UK) Limited and the Company and StockerYale (UK) Limited agreed to buy all of the issued and outstanding shares of Photonic’s capital stock from the stockholders of Photonic for (i) US$4,250,000 of cash in the aggregate from StockerYale (UK) Limited to the stockholders of Photonic, (ii) bonds issued by StockerYale (UK) Limited to each of the stockholders of Photonic with an aggregate initial principal amount equal to US$2,400,000 (the “Bonds”), (iii) 2,680,311 shares of the Company’s Common

Stock, par value $0.001 per share, issued to the stockholders of Photonic and (iv) certain payments to the stockholders of Photonic contingent upon specified financial targets being met over the next three years in an amount up to 439,966 pounds sterling in the aggregate to be made in either cash or common stock of the Company, at the sole discretion of the Company. The Company is required to register for resale under the Securities Act of 1933, as amended, the shares of Common Stock issued to the stockholders of Photonic. Upon completion of the acquisition of Photonic, the Company owned 26.88% and StockerYale (UK) Limited owned 73.12% of Photonic. Immediately after completion of the acquisition, on October 31, 2006, the Company contributed, transferred, and delivered to StockerYale (UK) Limited 100% of the equity interests of Photonic owned by the Company, comprising 26.88% of the equity interests of Photonic, and in consideration, StockerYale (UK) Limited assumed the Company’s obligation to pay the contingent payments that are due and payable under the Stock Purchase Agreement.

Bonds Issued to Photonic Products Limited Stockholders

The outstanding principal under the Bonds issued to the stockholders of Photonics accrues interest at an annual rate of 1% above the LIBOR rate as determined on the first business day of each month. StockerYale (UK) Limited may elect to prepay the Bonds at any time, in whole or in part, without penalty or premium. If the stockholders of Photonic breach any representation or warranty or covenant or agreement made under the Purchase Agreement, StockerYale (UK) Limited or the Company may make a claim in accordance with the terms of the Stock Purchase Agreement and the amounts outstanding under the Bonds will be reduced in the proportions set forth in the Stock Purchase Agreement by an amount equal to the damages, claims, demands, losses, expenses, costs, obligations and liabilities reasonably and foreseeably arising to the Company and/or StockerYale (UK) Limited arising from any breach by the stockholders as described above. If StockerYale (UK) Limited fails to make any payments under the Bonds, the stockholders of Photonic will then have the right to require payment from the Company in the form of newly issued shares of the Company’s Common Stock in accordance with the terms of the Stock Purchase Agreement. All unpaid principal plus accrued but unpaid interest under the Bonds is due and payable on October 31, 2009.

The Eureka Interactive Fund Limited Financing

On October 31, 2006, StockerYale (UK) Limited issued a 10% Senior Fixed Rate Secured Bond to The Eureka Interactive Fund Limited in the original principal amount of US$4,750,000 (the “Eureka Bond”). The Bond is due on October 31, 2011. StockerYale (UK) Limited agreed to make payments of principal and interest over the term; however, during the first twelve months of the term of the Eureka Bond, only accrued interest will be required to be paid (no payments of principal will be required to be made) and an amount equal to 50% of the original principal sum of US$4,750,000 will be paid on October 31, 2011. The outstanding principal on the Bond accrues interest at an annual rate of 10%. StockerYale (UK) Limited may prepay the Eureka Bond at any time, in whole or in part, without penalty or premium. The Eureka Bond is secured by all of the equity interests of Photonic owned by the Company and StockerYale (UK) Limited as set forth in the Charge Over Shares by and among the Company, StockerYale (UK) Limited and The Eureka Interactive Fund Limited, which was entered into in connection with the financing.

In connection with the Eureka Bond, on October 31, 2006, the Company issued a Common Stock Purchase Warrant to The Eureka Interactive Fund Limited, to purchase 2,375,000 shares of Common Stock of the Company for a purchase price of $1.15 per share. The warrant expires on the tenth anniversary of the date of issuance. If StockerYale (UK) Limited prepays all amounts outstanding under the Eureka Bond prior to the third anniversary of the date of issuance, then the number of shares of the Company’s Common Stock purchasable upon exercise of the warrant shall be changed to the following numbers: (i) 1,900,000 if the Eureka Bond is repaid in full prior to the first anniversary of the date of issuance; (ii) 2,018,750 if the Eureka Bond is repaid in full prior to the second anniversary of the date of issuance; and (iii) 2,137,500 if the Eureka Bond is repaid in full prior to the third anniversary of the date of issuance.

The Company used the net proceeds from the Eureka Bond to make the cash payment in the amount of US$4,250,000 to the stockholders of Photonic. The remaining $500,000 obtained by the Company in the financing will be used for transaction fees and general working capital purposes.

Change in Directors

On October 6, 2006, the Board of Directors of the Company, following a recommendation of the Governance, Nominating and Compensation Committee of the Board, increased the Board size to seven members and elected Ben S. Levitan to the Board of Directors. Mr. Levitan has also been elected to the Audit Committee, replacing Dietmar Klenner who will continue to serve on the Board and the Governance, Nominating and Compensation Committee. There are no arrangements or understandings between Mr. Levitan and any other persons by which Mr. Levitan was selected as a director, and there have been no transactions and are no currently proposed transactions to which the Company or any of its subsidiaries was or is a party in which Mr. Levitan has a material interest, which are required to be disclosed under Item 404(a) of Regulation S-B.

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

Overview

StockerYale, Inc. is an independent designer and manufacturer of structured light lasers, light emitting diodes (LEDs), and fluorescent illumination technologies as well as specialty optical fiber, phase masks, and advanced optical sub-components. The Company’s products are used in a wide range of markets and industries including the machine vision, telecommunications, aerospace, defense and security, utilities, industrial inspection, and medical markets. The Company operates within two segments, namely illumination products and optical components. Illumination products include structured light lasers, fluorescent, and LED products for the machine vision, industrial inspection, and defense and security industries. The optical components segment includes specialty optical fiber and diffractive optics/phase masks for the telecommunications, defense, and medical markets. On December 20, 2005, management and the Board of Directors approved the exit of certain of the Company’s mature product lines, specifically the fiber optic illumination and galvanometers lines. The fiber optic illumination operation consisted of products that provide shadow-free, glare-free, cool illumination by way of a halogen light source (the fiber optic illuminator) and the fiber optic light guides that carry illumination output to the intended location. The galvanometer operation consisted of the manufacture at the Salem, New Hampshire facility of galvanometers used as positioning elements in opto-mechanical systems.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

The Company’s current forecast for the remainder of 2006 calls for increased revenues and reduced operating costs as it integrates its newly acquired business, Photonic Products Limited. The Company does not expect that it will need to raise additional funds through the end of 2006.

CALENDAR QUARTERS ENDED SEPTEMBER 30, 2006 AND 2005

Net Sales

Revenues for the third quarter of 2006 increased 10% to $4.5 million from $4.1 million for the same quarter of 2005. Revenue growth was driven by higher specialty optical fiber and laser shipments. The Company’s specialty optical fiber product line revenues grew 17% to $0.7 million, from the same quarter of 2005. New orders received in the third quarter of 2006 decreased 17% to approximately $4.0 million from the same quarter of 2005 mainly from lower orders for lasers in the illumination product line.

Gross Profit

Gross profit for the third quarter increased 21% to $1.6 million from $1.3 million for the same quarter of 2005. The increase in gross profit resulted from the combination of higher sales and an improvement in gross margin from product mix. The gross margin as a percentage of sales increased from 31% in the third quarter of 2005 to 34% in the third quarter of 2006 primarily as the result of an increase in sales from the higher-margin specialty optical fiber product line and also from material cost reductions. Without the impact of unfavorable foreign currency exchange rates, the growth rate would have been 26% ($1.6 million) with a quarterly rate of 36%.

Operating Expenses

Operating expenses for the third quarter decreased 3% to $2.3 million compared to $2.4 million in the same quarter of 2005. The decrease in expenses would have been 8% to $2.2 million had it not been for the impact of unfavorable foreign currency exchange rates totaling $81,000 and an increase in stock-based compensation expense of $84,000 due to the Company’s adoption of SFAS 123 (R). Sub-lease income of $47,000 partially offset fixed facility costs. Research and development expenses of $646,000 reported in the third quarter of 2006 were 6% lower than the third quarter of 2005; selling expenses of $558,000 were 4% higher mainly due to the impact of unfavorable foreign currency exchange rates of $30,000 and $5,000 of expenses related to stock based compensation.

Non-Operating Expenses

Non-operating expenses for the third quarter decreased 36% to $0.5 million compared to the same quarter of 2005, principally due to a reduction of non-cash debt acquisition and debt discount amortization expenses. The new secured term note issued in December 2005 has lower non-cash amortization expenses than the convertible notes paid in December 2005. In addition, we incurred non-cash interest expenses of $79,000 relating to the finance lease in 2006. These expenses were partially offset by foreign currency gains of approximately $29,000 during the third quarter in 2006. Interest expense in the third quarter of 2006 was approximately $58,000 less than the third quarter of 2005.

Net Income (Loss)

The operating loss from continuing operations for the third quarter was $1.3 million compared to $1.9 million in the same quarter of 2005. The net loss was $1.2 million compared to $1.9 million in the third quarter of 2005. The net improvement results primarily from the $0.3 million improvement in gross margin, and the $0.3 million decrease in non-operating expenses noted above.

Provision (Benefit) for Income Taxes

The Company has recorded a valuation allowance against net deferred tax assets after concluding that it is more likely than not that the Company will not be able to realize those deferred tax assets.

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Net Sales

Revenues for the first nine months of 2006 increased 12% to $13.5 million from $12.1 million from the first nine months of 2005. Revenue growth was driven by higher specialty optical fiber and laser shipments. Order bookings in the first nine months of 2006 decreased 4% to approximately $12.8 million from the same period of 2005 mainly due to lower laser and LED orders, offset partially by an increase in the specialty optical fiber business.

Gross Profit

Gross profit for the first nine months of 2006 increased 23% to $5.0 million from $4.0 million for the same period of 2005. The increase in gross profit resulted from the combination of higher sales and a significant improvement in gross margin. The gross margin as a percentage of sales increased from 33% in the first nine months of 2005 to 37% in the first nine months of 2006 primarily as the result of the increase in sales from the higher-margin specialty optical fiber product line and also from material cost reductions. Without the unfavorable impact of foreign currency exchange rates, the growth would have been 28% or a gross margin rate of 39%.

Operating Expenses

Operating expenses for the first nine months of 2006 decreased 1% to $7.4 million as compared to $7.5 million in the same period of 2005, excluding the recorded asset impairment charges of $0.6 million. The 2005 asset impairment charges represented the difference between the book value and the market value of the Salem building at the end of the second quarter of 2005. The Company’s expenses were unfavorably impacted by unfavorable foreign currency exchange rates totaling $257,000, and by stock-based compensation expense of $250,000 resulting from the adoption of SFAS 123(R) at the beginning of 2006. Research and development expenses of $2,054,000 reported in the first nine months of 2006 were 5% lower than the $2,159,000 for the same period of 2005, while selling expenses increased 11% to $1,808,000 from $1,631,000 for the same period of 2005.

Non-Operating Expenses

Non-operating expenses for the first nine months of 2006 decreased 49% or $1.1 million compared to $2.2 million for the same period of 2005, principally due to the reduction of non-cash debt acquisition and debt discount amortization expenses resulting from the payment of the convertible notes in December 2005. In addition, the Company sold its interest in a joint venture at a profit of approximately $90,000. Foreign currency losses of approximately $170,000 were also recorded during the first nine months of 2006. Interest expense was approximately $137,000 lower than the first half of 2005 due to less debt, offset partially by higher interest rates.

Net Income (Loss)

The operating loss from continuing operations for the first nine months of 2006 was $3.5 million compared to $6.2 million in the same period of 2005. The net loss was $3.5 million compared to $6.3 million in the same period of 2005. The net improvement results primarily from $0.9 million improvement in gross margin, the $0.6 million asset impairment charges recorded in 2005, $0.1 million of operating expense reductions and the $1.1 million in non-operating expenses noted above.

Provision (Benefit) for Income Taxes

The Company has recorded a valuation allowance against net deferred tax assets after concluding that it is more likely than not that the Company will not be able to realize those deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, the Company was in compliance with all provisions of its loan agreements.

For the quarter ended September 30, 2006, cash decreased $1.1 million, a reduction of $0.1 million as compared to the same period of 2005, during which cash increased by $1.0 million. Cash used by operating activities was $0.2 million primarily resulting from an operating loss of $1.3 million offset partially by $0.9 million of non-cash charges for depreciation, amortization, and stock compensation. In addition, the Company used $0.9 million for financing activities relating to debt and lease obligations. The Company paid $0.1 million for capital investment activities primarily relating to its lean manufacturing initiative in Montreal. For the quarter ended September 30, 2005, cash used in operating activities was $1.6 million, financing activities provided $2.1 million, and cash used by investing activities was approximately $50,000.

For the nine months ended September 30, 2006, cash decreased $1.7 million, a $0.3 million improvement compared to the same period of 2005, during which cash decreased by $2.0 million. Cash used by operating activities for continuing operations was $1.4 million primarily resulting from an operating loss of $3.5 million offset partially by $2.4 million of non-cash charges for depreciation, amortization, and stock compensation. In addition, the Company used $1.1 million for financing activities relating to debt and lease obligations; received $0.4 million from the sale of its Singapore operations to Radiant Scientific PTE, Ltd. and subsequent installment payments of the note receivable, the sale of the Fiber Optic line to Techni-Quip Corp and the sale of its ownership in a joint venture with Optune Technologies. The Company also received cash of $0.6 million from the refinancing of its line of credit. The Company also paid $0.2 million for capital investment activities primarily relating to its lean manufacturing initiative in Montreal. In the nine months ended September 30, 2005, cash used in operating activities for continuing operations was $4.4 million, cash provided by financing activities for continuing operations was $2.6 million, and cash used by investing activities for continuing operations was $0.1 million.

The current ratio (the ratio of current assets to short term liabilities) as of September 30, 2006 was 0.96. As of December 31, 2005 the current ratio was 1.19. Significant items contributing to the decrease in working capital included an increase in receivables balances consistent with the increase in revenues; offset by an increase in short-term debt relating to the reclassification of a $1.0 million payment due in 2007 from long-term to short-term debt; and the change in current assets and liabilities of discontinued businesses due to the sale of the Company’s Singapore subsidiary and Fiber Optic product line as noted in the Discontinued Operations section.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Forward looking statements in this report and those made from time to time by us through our senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements concerning the expected future revenues, earnings or financial results or concerning project plans, performance, or development of products and services, as well as other estimates related to future operations are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements. If any of the following risks actually occurs, our financial condition and operating results could be materially adversely affected. In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our annual report on Form 10-KSB for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-KSB are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except for the final risk factor below, the risk factors in this report were disclosed in our annual report on Form 10-KSB and our quarterly report on Form 10-QSB for the quarter ended June 30, 2006 and have been updated to provide information as of the date of this filing unless a different date is referred to in the risk factor.

Our ability to continue as a going concern may be dependent on raising additional capital, which we may not be able to do on favorable terms, or at all.

As of September 30, 2006, we had cash and cash equivalents of approximately $1.7 million. In December 2005, we completed the sale of the property located in Montreal, Quebec, Canada for aggregate gross proceeds of Cdn. $4,150,000 and the sale of the property located in Salem, New Hampshire for aggregate gross proceeds of $4,700,000 (see note 15) and issued a promissory note in the aggregate principal amount of $4,000,000 and 750,000 shares of our common stock for $750 to Laurus (see below). We used the net proceeds from the sales to (i) repay the outstanding balance of $2,139,880 on a convertible note issued to Laurus on February 20, 2004, in the original principal amount of $4,000,000, (ii) repay the outstanding balance of $409,370 on a convertible note issued to Laurus on December 7, 2004, in the original principal amount of $500,000, (iii) repay the outstanding balance and prepayment penalty of $454,922 on a convertible note issued to Smithfield Fiduciary LLC on December 7, 2004, in the original principal amount of $500,000, and (iv) repay $378,125, the outstanding balance and prepayment penalty on a convertible note issued to Smithfield Fiduciary LLC on June 10, 2004, in the original principal amount of $500,000.

On June 28, 2006, we established a three-year, $4 million revolving line of credit with Laurus Master Fund, Ltd. and issued 642,857 shares of our common stock to Laurus Master Fund, Ltd. for $643. We used approximately $1.41 million of the proceeds available from this transaction to repay in full the amount outstanding under our credit facility with the National Bank of Canada.

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

We record goodwill on our balance sheet as a result of business combinations consummated in prior years. We have also made a significant investment in long-lived assets. In accordance with applicable accounting standards, we periodically assess the value of both goodwill and long-lived assets in light of current circumstances to determine whether impairment has occurred. If an impairment should occur, we would reduce the carrying amount to our fair market value and record an amount of that reduction as a non-cash charge to income, which could adversely affect our net income reported in that quarter in accordance with generally accepted accounting principles. We recorded $1,397,000 in impairment charges in 2005. These charges were a result of the Salem building valuation, the sale of the Montreal building and the fixed asset impairment of our phase-mask product line. We did not record an impairment charge in the first nine months of 2006. We cannot definitively determine whether additional impairments will occur in the future, and if impairments do occur, what the timing or the extent would be.

We are subject to risks of operating internationally.

We distribute and sell some of our products internationally, and our success depends in part on our ability to manage our international operations. Sales outside the United States accounted for 53% of our total revenue for the quarter ended September 30, 2006 and 53% for the nine months ended September 30, 2006. We are subject to risks associated with operating in foreign countries, including:

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

We may not realize all of the anticipated benefits of our recent acquisition of Photonic Products Limited.

On October 31, 2006, pursuant to a stock purchase agreement dated October 31, 2006, we completed the acquisition of all of the issued and outstanding capital stock of Photonic Products Limited (“Photonic”), a privately held company located in England for (i) US$4,250,000 of cash from StockerYale (UK) Limited, a wholly-owned subsidiary of the Company, (ii) bonds issued by StockerYale (UK) Limited to each of the stockholders of Photonic with an aggregate initial principal amount equal to US$2,400,000, (iii) 2,680,311 shares of the Company’s Common Stock and (iv) certain payments to the stockholders of Photonic contingent upon specified financial targets being met over the next three years in an amount up to 439,966 pounds sterling in the aggregate to be made in either cash or common stock of the Company, at the sole discretion of the Company.

The success of the acquisition depends, in part, on our ability to realize the anticipated synergies, cost savings and growth and marketing opportunities from integrating the businesses of Photonic with the business of the Company. Our success in realizing these benefits and the timing of this realization depend upon the successful integration of the technology, personnel and operations of Photonic. The integration of two independent companies is a complex, costly and time-consuming process. The difficulties of combining the operations of the companies include, among others:

•	retaining key employees;

•	consolidating corporate and administrative infrastructures;

•	maintaining customer service levels;

•	coordinating sales and marketing functions;

•	preserving the distribution, marketing, promotion and other important internal operations and third-party relationships of Photonic;

•	minimizing the diversion of management’s attention from our current business;

•	coordinating geographically disparate organizations; and

•	retaining key customers.

There can be no assurance that the integration of Photonic with the Company will result in the realization of the full benefits that the parties anticipate in a timely manner or at all.

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

In accordance with SFAS No. 133, we recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. These forward exchange contracts are not accounted for as hedges and, therefore, changes in the fair value of these instruments are recorded as interest income and other, net. Neither the cost nor the fair value of these forward foreign exchange contracts was material at September 30, 2006. The notional principal of forward foreign exchange contracts to purchase Canadian dollars with foreign currencies as of

September 30, 2006, was $1,000,000. The fair value of the open forward contracts was a liability of $300 as of September 30, 2006 and is recorded in the accompanying condensed consolidated balance sheet. The net impact of these forward contracts in the first nine months of 2006 was a net loss of $5,000 and it was recorded in the accompanying condensed consolidated statement of operations.

Interest Rate Risk

We are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under the Laurus Master Fund, Ltd. line of credit of $2.186 million with an interest rate of prime plus 1% and the Laurus Master Fund, Ltd. term note of $3.273 million with an interest rate of prime plus 2%. As of September 30, 2006, the fair market value of our outstanding debt approximates our carrying value due to the short-term maturities and variable interest rates.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

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

Changes in internal controls

There was no change in our internal control over financial reporting during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As we previously reported in our annual report on Form 10-KSB for the year ended December 31, 2005, beginning in May 2005, three putative securities class action complaints were filed in the United States District Court for the District of New Hampshire against the Company and Mark Blodgett, our President, Chief Executive Officer and Chairman of the Board, Lawrence Blodgett, a former director, Francis O’Brien, a former Chief Financial Officer, Richard Lindsay, a former Chief Financial Officer, and Ricardo Diaz, our former Chief Operating Officer, purportedly on behalf of some of our shareholders. The complaints, which assert claims under the Securities Exchange Act of 1934, allege that some disclosures made by us in press releases dated April 19, 2004 and April 21, 2004 were materially false or misleading. The complaints seek unspecified damages, as well as interest, costs, and attorney’s fees. The three complaints were consolidated into one action and assigned to a single federal judge. The court also appointed a group of lead plaintiffs and plaintiffs’ counsel who filed a consolidated amended complaint to supersede the previously filed complaints. Mr. Lindsay is not named as a defendant in the amended complaint; therefore, he is not a party to the currently pending proceeding. The consolidated amended complaint asserts claims under Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. On January 31, 2006, the Company and the individual defendants moved to dismiss all claims asserted in the consolidated amended complaint. The United States District Court for the District of New Hampshire ruled on September 29, 2006 for the plaintiffs.

Additionally, on June 17, 2005, a purported shareholder derivative action was filed in the United States District Court for the District of New Hampshire against us (as a nominal defendant) and Mark Blodgett, our Chief Executive Officer and Chairman of the Board, Lawrence Blodgett, a former director, and Steven Karol, Dietmar Klenner, Raymond Oglethorpe and Mark Zupan, all of whom are current directors of the Company. The plaintiff derivatively claims breaches of fiduciary duty by the defendant directors and officers in connection with the disclosures made by us in press releases dated April 19, 2004 and April 21, 2004, the awarding of executive bonuses, and trading in Company common stock while allegedly in possession of material, non-public information. The plaintiff did not make pre-suit demand on the Board of Directors prior to filing this derivative action. Upon the joint motion of the parties the Court has stayed the derivative action indefinitely. However, the derivative action may be revived upon the motion of any party.

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

ITEM 5. OTHER INFORMATION

Subsequent Events

Acquisition of Photonic Products Limited and Entry into Material Definitive Agreements

On October 31, 2006, the Company entered into a Stock Purchase Agreement dated October 31, 2006 by and among the Company, StockerYale (UK) Limited, and the stockholders of Photonic. Under the Stock Purchase Agreement, the stockholders of Photonic agreed to sell all of the issued and outstanding shares of Photonic’s capital stock to the Company and StockerYale (UK) Limited and the Company and StockerYale (UK) Limited agreed to buy all of the issued and outstanding shares of Photonic’s capital stock from the stockholders of Photonic for (i) US$4,250,000 of cash in the aggregate from StockerYale (UK) Limited to the stockholders of Photonic, (ii) bonds issued by StockerYale (UK) Limited to each of the stockholders of Photonic with an aggregate initial principal amount equal to US$2,400,000 (the “Bonds”), (iii) 2,680,311 shares of the Company’s Common Stock, par value $0.001 per share, issued to the stockholders of Photonic and (iv) certain payments to the stockholders of Photonic contingent upon specified financial targets being met over the next three years in an amount up to 439,966 pounds sterling in the aggregate to be made in either cash or common stock of The Company, at the sole discretion of the Company. The Company is required to register for resale under the Securities Act of 1933, as amended, the shares of Common Stock issued to the stockholders of Photonic. Upon completion of the acquisition of Photonic, the Company owned 26.88% and StockerYale (UK) Limited owned 73.12% of Photonic. Immediately after completion of the acquisition, on October 31, 2006, the Company contributed, transferred, and delivered to StockerYale (UK) Limited 100% of the equity interests of Photonic owned by the Company, comprising 26.88% of the equity interests of Photonic, and in consideration, StockerYale (UK) Limited assumed the Company’s obligation to pay the contingent payments that are due and payable under the Stock Purchase Agreement.

Bonds Issued to Photonic Products Limited Stockholders

The outstanding principal under the Bonds issued to the stockholders of Photonics accrues interest at an annual rate of 1% above the LIBOR rate as determined on the first business day of each month. StockerYale (UK) Limited may elect to prepay the Bonds at any time, in whole or in part, without penalty or premium. If the stockholders of Photonic breach any representation or warranty or covenant or agreement made under the Purchase Agreement, StockerYale (UK) Limited or the Company may make a claim in accordance with the terms of the Stock Purchase Agreement and the amounts outstanding under the Bonds will be reduced in the proportions set forth in the Stock Purchase Agreement by an amount equal to the damages, claims, demands, losses, expenses, costs, obligations and liabilities reasonably and foreseeably arising to the Company and/or StockerYale (UK) Limited arising from any breach by the stockholders as described above. If StockerYale (UK) Limited fails to make any payments under the Bonds, the stockholders of Photonic will then have the right to require payment from the Company in the form of newly issued shares of the Company’s Common Stock in accordance with the terms of the Stock Purchase Agreement. All unpaid principal plus accrued but unpaid interest under the Bonds is due and payable on October 31, 2009.

The Eureka Interactive Fund Limited Financing

On October 31, 2006, StockerYale (UK) Limited issued a 10% Senior Fixed Rate Secured Bond to The Eureka Interactive Fund Limited in the original principal amount of US$4,750,000 (the “Eureka Bond”). The Bond is due on October 31, 2011. StockerYale (UK) Limited agreed to make payments of principal and interest over the term; however, during the first twelve months of the term of the Eureka Bond, only accrued interest will be required to be paid (no payments of principal will be required to be made) and an amount equal to 50% of the original principal sum of US$4,750,000 will be paid on October 31, 2011. The outstanding principal on the Bond accrues interest at an annual rate of 10%. StockerYale (UK) Limited may prepay the Eureka Bond at any time, in whole or in part, without penalty or premium. The Eureka Bond is secured by all of the equity interests of Photonic owned by the Company and StockerYale (UK) Limited as set forth in the Charge Over Shares by and among the Company, StockerYale (UK) Limited and The Eureka Interactive Fund Limited, which was entered into in connection with the financing.

In connection with the Eureka Bond, on October 31, 2006, the Company issued a Common Stock Purchase Warrant to The Eureka Interactive Fund Limited, to purchase 2,375,000 shares of Common Stock of fhe Company for a purchase price of $1.15 per share. The warrant expires on the tenth anniversary of the date of issuance. If StockerYale (UK) Limited prepays all amounts outstanding under the Eureka Bond prior to the third anniversary of the date of issuance, then the number of shares of the Company’s Common Stock purchasable upon exercise of the warrant shall be changed to the following numbers: (i) 1,900,000 if the Eureka Bond is repaid in full prior to the first anniversary of the date of issuance; (ii) 2,018,750 if the Eureka Bond is repaid in full prior to the second anniversary of the date of issuance; and (iii) 2,137,500 if the Eureka Bond is repaid in full prior to the third anniversary of the date of issuance.

The Company used the net proceeds from the Eureka Bond to make the cash payment in the amount of US$4,250,000 to the stockholders of Photonic. The remaining $500,000 obtained by the Company in the financing will be used for transaction fees and general working capital purposes.

Change in Directors

On October 6, 2006, the Board of Directors of the Company, following a recommendation of the Governance, Nominating and Compensation Committee of the Board, increased the Board size to seven members and elected Ben S. Levitan to the Board of Directors. Mr. Levitan has also been elected to the Audit Committee, replacing

Dietmar Klenner who will continue to serve on the Board and the Governance, Nominating and Compensation Committee. There are no arrangements or understandings between Mr. Levitan and any other persons by which Mr. Levitan was selected as a director, and there have been no transactions and are no currently proposed transactions to which the Company or any of its subsidiaries was or is a party in which Mr. Levitan has a material interest, which are required to be disclosed under Item 404(a) of Regulation S-B.

ITEM 6. EXHIBITS

(a) The following is a complete list of exhibits filed as part of this Form 10-QSB.

Exhibit No.	Description of Document

10.1	Stock Purchase Agreement, dated as of October 31, 2006, by and among the Registrant, StockerYale (UK) Limited and the stockholders of Photonic Products Limited is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed November 6, 2006 (File No. 000-27372).

10.2	Bond, dated as of October 31, 2006, issued by StockerYale (UK) Limited to Johanna Pope is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed November 6, 2006 (File No. 000-27372).

10.3	Bond, dated as of October 31, 2006, issued by StockerYale (UK) Limited to Anthony Brian Pope is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed November 6, 2006 (File No. 000-27372).

10.4	Bond, dated as of October 31, 2006, issued by StockerYale (UK) Limited to Damon Cookman is incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed November 6, 2006 (File No. 000-27372).

10.5	Common Stock Purchase Warrant, dated as of October 31, 2006, issued by the Registrant to The Eureka Interactive Fund Limited is incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed November 6, 2006 (File No. 000-27372).

10.6	10% Senior Fixed Rate Secured Bond, dated as of October 31, 2006, issued by StockerYale (UK) Limited to The Eureka Interactive Fund Limited is incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed November 6, 2006 (File No. 000-27372).

10.7	Charge Over Shares, dated as of October 31, 2006, by and among the Registrant, StockerYale (UK) Limited and The Eureka Interactive Fund Limited is incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed November 6, 2006 (File No. 000-27372).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCKERYALE, INC.

Date: November 13, 2006	By:	/s/ MARK W. BLODGETT
Mark W. Blodgett President, Chief Executive Officer and Chairman of the Board

Date: November 13, 2006	By:	/s/ MARIANNE MOLLEUR
Marianne Molleur Senior Vice President and Chief Financial Officer