Form 10KSB
period 2006-12-31
STOCKERYALE INC
filed 2007-04-02
CIK 94538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-27372

StockerYale, Inc.

(Name of small business issuer in its charter)

Massachusetts	04-2114473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32 Hampshire Road Salem, New Hampshire	03079
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (603) 893-8778

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each Exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act: None

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

Issuer’s revenues for its most recent fiscal year: $19,350,000.

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of March 9, 2007, based upon the closing price of such stock on that date, was $44,695,423.

The number of shares of the issuer’s common stock outstanding as of March 30, 2007 was 35,388,453.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):    Yes ☐    No ☒

STOCKERYALE, INC.

ANNUAL REPORT ON FORM 10-KSB

YEAR ENDED DECEMBER 31, 2006

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

DEVELOPMENT OF BUSINESS

StockerYale, Inc. (also referred to in this document as “StockerYale,” “we,” the “company,” the “issuer, “ or the “registrant”) was incorporated on March 27, 1951 under the laws of the Commonwealth of Massachusetts. In December 1995, the company completed the registration of its common stock with the U.S. Securities and Exchange Commission and its common stock now trades on the NASDAQ Global Market under the trading symbol “STKR.”

We are a leading developer of advanced illumination products, specialty optical fiber (SOF) and diffractive optics. We are recognized as the only photonics company that possesses the design and manufacturing know-how in three different illumination technologies: lasers, where we are the leading provider of low-power laser modules, light emitting diodes (LEDs), and fluorescent lighting as well as specialty optical fiber and diffractive optics . We also distribute laser diodes through our Photonic Products subsidiary. Our products serve a wide range of applications and industries including machine vision and industrial inspection, biomedical and medical, defense and security, and other commercial applications. Our advanced technologies are driven by a deep understanding of the needs of our clients and the industries in which they work.

On October 31, 2006, we acquired the privately held Photonic Products Ltd. of the United Kingdom, a well-known provider of laser diode modules and laser diodes for industrial, medical and scientific markets. This strategic acquisition is expected to significantly broaden our product portfolio of laser modules, increase our revenues, and substantially improve our profitability and cash flow on a consolidated basis. Under the terms of the transaction, we paid $9.4 million for 100% of the outstanding stock of Photonic Products consisting of $2.75 million of newly issued shares of our common stock (2,680,311 shares total); $4.25 million in cash; and a three-year bond, with an initial principal amount of $2.4 million and interest set at LIBOR plus 1%, payable to the sellers. In conjunction with the acquisition, we borrowed $4.75 million from The Eureka Interactive Fund Ltd., in exchange for a five-year 10% bond.

We also entered into an earnout agreement with some of the stockholders of Photonic Products contingent upon specified financial targets being met over the next three years in an amount up to 439,966 pounds sterling to be made in either cash or our common stock at our discretion.

In December 2005, management and our Board of Directors approved the realignment of operations into our three core growth businesses: lasers, LEDs and specialty optical fiber. The realignment was intended to: (1) accelerate growth of our highest gross margin businesses by better leveraging our technology and products; (2) reduce our overall cost structure; (3) improve our customer focus and responsiveness; and (4) accelerate new product development through more focused R&D efforts.

In conjunction with the realignment, we decided to exit our Singapore subsidiary, the fiber optic illumination and the galvanometer product lines. On February 15, 2006, we completed the sale of 100% of the stock of our StockerYale Asia subsidiary to Radiant Scientific Pte, Ltd. Radiant assumed all obligations and liabilities and assets. The assets sold were mainly accounts receivable and inventory. On March 1, 2006, we completed the sale of our fiber optic lighting business to Techni-Quip Corp. of Pleasanton, California. We sold inventory and fixed assets and agreed to supply specialty fiber products to Techni-Quip over a five-year period. Techni-Quip assumed our fiber optic supplier purchase order obligations. On December 22, 2006, we signed an asset purchase agreement with Allen Datagraph Systems, Inc., of Derry, New Hampshire to sell the remaining assets of the galvanometer line in return for a royalty of 5% of sales of Galvo Pen Motors that are sold by Allen Datagraph during the next five years. These divestitures enabled us to monetize the value of these lower margin businesses and put the proceeds to better strategic use.

BUSINESS OF ISSUER

We are an independent designer and manufacturer of structured light lasers, LED modules, fluorescent lighting products, and specialty optical fibers and phase masks for industry-leading original equipment manufacturers (OEMs), as well as a specialist distributor of visible, infrared and blue violet laser diodes. Our illumination products include the Lasiris and Photonic Products brands of laser diode modules, extremely bright light emitting diode (LED) illuminators and fluorescent lighting products for the machine vision, industrial inspection, defense, telecommunications, sensors, and medical markets. Our products are sold to over 2,000 customers, primarily in North America, Europe and the Pacific Rim. We sell directly to, and work with, a group of distributors and machine vision integrators to sell their specialized illumination products. In October 2006, we acquired Photonic Products Ltd., a designer and manufacturer of laser modules and a specialist distributor of laser diodes.

PRINCIPAL PRODUCTS AND MARKETS

Our illumination products segment consists of structured light lasers, LED modules and fluorescent illuminators for machine vision, industrial inspection, medical, commercial and defense and security applications. Our optical components segment includes specialty optical fiber and diffractive optics/phase masks for telecommunications, industrial, defense, and medical markets. Our Photonic Products segment sells laser diodes and laser diodes modules for industrial, commercial and medical applications.

Illumination Products

We are a leading independent designer and manufacturer of specialized illumination products for the inspection, machine vision, medical military and other industrial and commercial markets utilizing laser diode, structured light, LED and fluorescent technologies. We differentiate ourselves from many of our competitors by delivering custom designed lighting solutions which operate as a stand-alone illumination source or as an integral component of a larger OEM system.

Our Lasiris™ brand laser pattern projectors are used in the industrial inspection and 3-D machine vision industries and have most recently been introduced into the biomedical and military industries for specialized applications. They are used for contour mapping of parts, surface defect detection, depth measurements, alignment and as an excitation source for fluorescence applications. For example, in machine vision applications, structured light lasers may be used on systems recording the gap and flushness between car body components. In industrial inspection applications, these products are used to screen parts that do not conform to specifications, such as defective parts. In the biomedical applications, the uniform laser patterns may be used in flow cytometry system to detect specific cells in a flow of air.

Lasiris patented optical lenses produce non-Gaussian (evenly illuminated) distinct laser lines or more complex laser light patterns that maintain a consistent intensity along the length and height of the projection. Our Lasiris lasers are electrostatic discharge (ESD) protected, feature interchangeable head patterns, and some meet Class II eye safety ratings. By applying nine years of electro-optic R&D experience, we offer custom designed laser pattern projectors that meet even the most stringent customer requirements.

Our Photonic Products subsidiary manufactures custom-designed low-cost laser modules and other electro-optical sub-assemblies and optoelectronic components based on semiconductor laser diode technology. Products include TE cooled laser modules, laser alignment systems, circular beam laser diode modules and elliptical beam modules, receptacle packaged laser diodes and pigtailed laser diodes. These products are used in medical and commercial applications and other industries. For example, in one particular application one of our laser modules is used in a bank note scanner to identify counterfeit Euro notes via fluorescence. We also distribute visible, infrared and blue violet laser diodes manufactured by Sanyo, Opnext and Sony through our Photonic Products brand.

For customers looking for a high-intensity, long-lasting illumination source, we offer LED lighting systems. Our patented, state-of-the-art, chip-on-board LED units offer greater brightness versus standard LEDs, draw less power and are not subject to the influences of oxidation that other lighting technologies endure, resulting in a life span of over 60,000 hours. Furthermore, because of the intrinsic characteristics of LEDs, which can be engineered into virtually any geometric configuration, our LEDs are ideal for specialized illumination applications within the semiconductor, electronics, and medical industries which require the properties and benefits that only LEDs can deliver.

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

Optical fibers can be categorized as either long-haul fibers that transport optical signals over distances and are low-cost, commoditized, high-volume products or as specialty optical fibers. Specialty optical fibers provide a specific photonic function in optical systems, networks and components, and are high-cost, high-value, low-volume products. Our specialty optical fibers, which we manufacture in our state-of-the-art-facility, fall into a handful of broad categories: rare-earth doped fibers, polarization maintaining fibers, bend insensitive fibers, select cut-off fibers, polyimide-coated fibers and photosensitive fibers. Rare-earth doped fiber provides the light amplification medium in optical amplifiers and fiber lasers; erbium-doped fiber is the key component in erbium-doped fiber amplifiers (EDFAs) for telecommunications networks, while ytterbium-doped fiber is the key component in ytterbium-doped fiber lasers (used in laser marking and industrial welding applications). Our polarization-maintaining fiber is used in fiber optic gyroscopes (FOGs), which are acceleration sensors that serve in a variety of aerospace and military applications. Bend insensitive fiber is used in devices such as fiber optic hydrophones, which detect acoustic waves in marine applications (military, oil exploration). Select cut-off fiber is used for linking components to optical networks and for coupling laser light into optical devices. Due to the high heat resistance and chemical resistance of polyimide, our polyimide-coated fiber is deployed in harsh environments, such as chemical sensing, and in medical devices. Photosensitive fiber is used in the fabrication of fiber Bragg gratings (FBGs), which are optical filters used in optical networks and many types of fiber sensors, amplifiers and lasers, to select and/or stabilize wavelengths. We also manufacture high-output, 0.66 and 0.55 numerical aperture (N.A.) glass fiber, in addition to polymer clad fused silica (quartz) fiber that is used in fiber optic components. In order to provide our customers with the lighting solution that best fits their application, we are frequently involved in the development of custom-designed application-specific fiber, which is often funded by the customer.

We are also a leading supplier of phase masks. Phase masks are high precision diffraction gratings that are an enabling technology in the production of fiber Bragg gratings (FBGs). FBGs offer a passive fiber-based means of filtering and stabilizing wavelengths in optical networks and various fiber devices. We often sell both phase masks and photosensitive fiber to FBG manufacturers.

SALES, MARKETING AND DISTRIBUTION

Our products are sold to over 2,000 customers, primarily in North America, Europe and the Pacific Rim. Our sales organization sells directly to OEM customers, and we also work with a group of approximately 30 distributors and machine vision integrators to sell our specialized illumination products. Marketing expenses for the years ended 2006 and 2005, including advertising expenses, were approximately $455,000 and $498,000.

COMPETITION AND COMPETITIVE POSITION

We compete with a number of firms in the design and manufacture of our specialized illumination and sub-component products. Some competitors may have greater resources than we do, and as a result, may have competitive advantages in research and development or sales and distribution or both.

We are considered the leading manufacturer of low power laser modules in terms of both market share and quality. We compete against Power Technology, Inc. in the United States, Global Laser, Schafter & Kirchoff GMBH in Europe and several other smaller laser manufacturers.

Our specialty optical fiber capability includes specialty optical fibers (SOF) for the defense, security, utility and telecommunications industries. We made substantial capital investments in plant and equipment in connection with our development of a complete line of specialty optical fibers (SOF). The SOF market has consolidated and market demand is increasingly driven by defense, industrial and medical applications. Our major competitors are OFS, Fibercore and Nufern.

Our high-intensity LEDs compete with LEDs of Elcos, a subsidiary of Perkin Elmer, and Schott-Foster.

In the industrial fluorescent lighting market, we have two primary competitors, MicroLite and Techni-Quip Corporation. MicroLite markets a product similar in appearance to our circular fluorescent microscope illuminator. Techni-Quip Corporation offers industrial fluorescent lighting as part of its product line.

RAW MATERIALS

The raw materials and components used in our products are purchased from a number of different suppliers and are generally available from several sources. We do not anticipate difficulty obtaining the material necessary to produce our products. Raw-material and transportation costs are subject to fluctuations due to market conditions. We employ many strategies, including the use of alternative materials and the use of hedging instruments, to mitigate the effect of these fluctuations on our results.

Some of our principal suppliers include: Avnet Electronics, DIACARB, LCD Lighting, KC Precision Machining, Sanyo, Sony and Opnext. Avnet Electronics, Sanyo, Sony and Opnext are major suppliers of laser diodes. DIACARB and KC Precision provide machined parts, and LCD Lighting supplies us with light bulbs for our illumination products.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

Our customer base consists of more than 2,000 customers in various industries worldwide. One customer, Laser 2000 GmBH, is our German distributor and represented approximately 8.5% of our total net revenue in 2005 and 10.0% of our revenue in 2006. Our top ten customers represented approximately 39% of our total net revenue in 2005 and 36% of our total net revenue in 2006.

PATENTS AND TRADEMARKS

We hold patents in the United States and Ireland and are in the process of filing a patent application in the United States under our international application based on the priority Irish patent. We have filed additional patent applications in the United States, Canada, Europe and Japan. StockerYale (IRL), Ltd., one of our subsidiaries, holds a patent on a method for attaching semiconductor chips and has applied for two patents in the United States, Canada and Europe on new LED ring light and line light technologies. StockerYale Canada, another subsidiary of ours, holds exclusive rights to three patents in the United States and one patent in Canada through licensing agreements.

We have four patents relating to fundamental technological devices and methodologies used to achieve low-cost fluorescent light dimming that expire on August 18, 2009, August 24, 2010, September 6, 2011 and September 13, 2011. StockerYale Canada’s patents consist of three patents for lenses, which expire on November 27, 2007, June 4, 2013 and December 15, 2015. We believe that patents are an effective way of protecting our competitive technological advantages, and consider our patents to be a strong deterrent against unauthorized manufacture, use and sale of our products and key product attributes. We cannot be sure, however, that a patent will be issued with respect to our pending patent applications or that our patents or license rights will provide meaningful protection for us.

On January 4, 2007, we filed a patent application for approval in the United States for our “Rectangular Flat-Top Beam Shaper”.

Patents are important in all segments of our business. No particular patent, or related group of patents, is so important, however, that its loss would significantly affect our operations as a whole. Where appropriate, we seek patent protection for inventions and developments made by our personnel and incorporated into our products or otherwise falling within our fields of interest. We protect some of our technology as trade secrets and, where appropriate, we use trademarks or register trademarks used in connection with products. We also enter into license agreements with others to grant and/or receive rights to patents and know-how. We cannot be sure that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to and use or disclose our trade secrets or that we can meaningfully protect our trade secrets.

RESEARCH AND DEVELOPMENT

Our business model calls for significant investments in research and development for new product design and modeling and enhancements to existing product lines. Our research and development expenditures were $2.8 million, or 14% of net revenues, in 2006 and $3.0 million, or 18% of net revenues, in 2005.

COMPLIANCE WITH ENVIRONMENTAL LAWS

We are subject to evolving federal, state and local environmental laws and regulations. In the past, compliance with environmental laws and regulations has not had a material effect on our capital expenditures, earnings or competitive position. We believe that we comply in all material respects with existing environmental laws and regulations applicable to us. Compliance with environmental laws and regulations in the future may require additional capital expenditures, and we expect that in the foreseeable future any necessary capital expenditures would be financed by cash flow from operations.

EMPLOYEES

As of January 31, 2007, we employed approximately 203 people, three of whom were part-time employees and ten of whom were temporary employees. None of our employees is represented by a labor union and we believe that we have good relations with our employees.

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

Our corporate headquarters are located at 32 Hampshire Road in Salem, New Hampshire. The Salem property also contains office space, research and development laboratories, and manufacturing space for the specialty optical fiber products segment. On December 30, 2005, we closed the sale and leaseback of the Salem real estate and building for $4,700,000 in gross proceeds. We paid a security deposit in the amount of $770,500. In accordance with our lease agreement during 2006, we applied $253,500 of this deposit to six months rent. We lease back from the new owner of the Salem property approximately 32,000 square feet for an initial term of five years at a rental rate of $192,000 per year and an additional 63,000 square feet at a rental rate ranging from approximately $220,500 to $315,000 per year in base rent, plus a pro rata share of all operating expenses. We intend to sublease to a third party all or part of the 63,000 square feet of space. Under the terms of the lease, should an opportunity to sublease the space to a third party arise, we will enter into a sublease agreement with the third party or the owner will enter into a direct lease with the third party. We have the option to extend the initial term of the lease with respect to the 32,000 square feet of space and with respect to the 63,000 square feet of space for an additional term of five years.

Our Canadian subsidiary, StockerYale Canada, Inc., conducts research and development, manufacturing, sales and administration from a property located at 275 Kesmark Street, Montreal, Quebec, Canada. On December 20, 2005, StockerYale Canada sold the Montreal property to a buyer for CAD $4,150,000 in gross proceeds. StockerYale Canada leases back 59,433 square feet of the Montreal property from the new owner for an initial term of ten years. StockerYale Canada paid a security deposit in the amount of CAD $502,915. The rent during the ten-year term ranges from approximately CAD $416,031 to CAD $469,521 per year plus all operating costs. StockerYale Canada has the option to extend the initial term of the lease for an additional term of five years.

Photonics Products, another wholly owned subsidiary of ours, leases approximately 13,367 square feet of space in Hatfield Broad Oak, Hertfordshire, UK for a monthly rental of $12,250. The lease runs for a term of nine years beginning on October 25, 2005. We also lease approximately 4,324 square feet in Bishops Stortford, UK at a monthly rental of $5,228, through September 2010. We have sublet the Bishops Stortford property. Rental income received by Photonic Products for the year ended December 31, 2006 was $60,000 and in 2005, the total was $64,000. Photonic Products has sales offices, which we lease, in Grobenzell, Germany and Huntington Beach, California. StockerYale (IRL) Ltd., another wholly owned subsidiary of ours, leases approximately 5,900 square feet of space in Cork, Ireland for a monthly rent of approximately $12,500. StockerYale (IRL) Ltd. has exercised its right to terminate the lease effective on September 15, 2008.

Our facilities are generally operated on the basis of one shift per day, five days per week. Management considers the facilities to be in generally good condition and adequately maintained and insured, and sufficient to satisfy our needs for the foreseeable future. We believe that suitable replacement properties are available for our properties on commercially reasonable terms.

Item 3.	LEGAL PROCEEDINGS

Beginning in May 2005, three putative securities class action complaints were filed in the United States District Court for the District of New Hampshire against us and Mark Blodgett, our President, Chief Executive Officer and Chairman of the Board, Lawrence Blodgett, a former director, Frances O’Brien, our former Chief Financial Officer, Richard Lindsay, our former Chief Financial Officer, and Ricardo Diaz, our former Chief Operating Officer, purportedly on behalf of some of our shareholders. The complaints, which assert claims under the Exchange Act, allege that some disclosures made by us in press releases dated April 19, 2004 and April 21, 2004 were materially false or misleading. The complaints seek unspecified damages, as well as interest, costs, and attorney’s fees. The three complaints were consolidated into one action and assigned to a single federal judge. The court also appointed a group of lead plaintiffs and plaintiffs’ counsel, who recently filed a consolidated amended complaint to supersede the previously filed complaints. Mr. Lindsay is not named as a defendant in the amended complaint; therefore, he is not a party to the currently pending proceeding. The consolidated amended complaint asserts claims under Sections 10(b), 20(a), and 20A of the Exchange Act, and Rule 10b-5. On January 31, 2006, we and the individual defendants moved to dismiss all claims asserted against us in the consolidated amended complaint. The United States District Court for the District of New Hampshire ruled on September 29, 2006 for the plaintiffs.

Additionally, on June 17, 2005, a purported shareholder derivative action was filed in the United States District Court for the District of New Hampshire against us (as a nominal defendant) and Mark Blodgett, our President, Chief Executive Officer and Chairman of the Board, Lawrence Blodgett, a former director, and Steven Karol, Dietmar Klenner, Raymond Oglethorpe and Mark Zupan, all of whom are current directors of the company. The plaintiff derivatively claims breaches of fiduciary duty by the defendant directors and officers in connection with the disclosures made by us in press releases dated April 19, 2004 and April 21, 2004, the awarding of executive bonuses, and trading in our common stock while allegedly in possession of material, non-public information. The court stayed the derivative action indefinitely. The action was subsequently voluntarily dismissed on procedural grounds but plaintiffs have threatened to cure the procedural defect and re-file the action.

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

We are party to various legal proceedings generally incidental to our business. Although the disposition of any legal proceedings cannot be determined with certainty, it is our opinion that any pending or threatened litigation will not have a material adverse effect on our results of operations, cash flow or financial condition.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

Item 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our common stock is currently traded on the NASDAQ Global Market under the symbol “STKR”. As of February 28, 2007, there were approximately 289 holders of record of our common stock. The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported on the NASDAQ Global Market.

	High	Low
Year Ended December 31, 2006:
October 1, 2006 through December 31, 2006	$1.40	$0.94
July 1, 2006 through September 30, 2006	1.17	0.81
April 1, 2006 through June 30, 2006	1.44	0.91
January 1, 2006 through March 31, 2006	1.50	0.84
Year Ended December 31, 2005:
October 1, 2005 through December 31, 2005	$1.15	$0.83
July 1, 2005 through September 30, 2005	1.15	0.71
April 1, 2005 through June 30, 2005	1.23	0.66
January 1, 2005 through March 31, 2005	1.38	0.83

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

UNREGISTERED SALES OF EQUITY SECURITIES

On January 26, 2007, Private Opportunities Fund LP exchanged a warrant, dated December 13, 2004, for 30,534 shares of our common stock. The warrant was originally exercisable for 250,000 shares of common stock at a purchase price of $1.38 per share.

On February 28, 2007, Private Opportunities Fund LP exercised a warrant, dated February 3, 2004 for a total of 11,087 shares of common stock. The warrant was originally exercisable for 125,000 shares of common stock at a purchase price of $1.50 per share. The holder of the warrant exercised the warrant using its cashless exercise provision.

The shares of common stock issued upon exchange and exercise of the forgoing warrants were issued and sold in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by StockerYale not involving a public offering. No underwriters were involved with the issuer of the shares.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

EXECUTIVE SUMMARY

In 2006 we benefited from a recovery of the machine vision industry market and the introduction of new products, as well as the acquisition of privately-held Photonic Products Ltd., a U.K.-based leader in the manufacture of lower-cost laser modules and distributor of laser diodes for industrial, medical and scientific markets. Our acquisition of Photonic Products contributed 9% of our total 19% revenue growth over 2005 revenue.

Our current forecast for 2007 calls for us to increase revenues, and to improve margins, cash flow and asset turnover. Our acquisition of Photonic Products significantly broadened our product portfolio of laser modules at all price levels. Equally important, it gave us a closer working relationship with the world’s leading laser diode manufacturers, including Opnext, Sanyo and Sony. These relationships will ultimately reduce our diode sourcing costs, reduce inventory levels and improve our product performance and market penetration.

Earlier in 2006, we divested three non-core product lines – our Singapore distribution subsidiary, and our fiber optic lighting and galvanometer product lines. Strategically, these actions set the stage for our increased focus on the three higher return core businesses: lasers, LEDs, and specialty optical fiber. Following these transactions we were able to increase our focus on R&D and sales and marketing on core higher margin units and accelerate our product development efforts in key areas.

We expect accelerated revenues in 2007 from our product development efforts. Since the beginning of the year, we launched two innovative laser products. Our Lasiris PureBeam Fiber-Coupled Laser was our largest R&D initiative over the last three years. We expect this product launch to significantly impact laser revenues over time due to new medical and biomedical applications. We also launched our Lasiris™ PowerLine Laser, a high power laser line generator for fast-speed machine vision and medical applications. In July 2006, we introduced our patent-pending Flat-Top2 Generator for our low power laser category. This is an innovative beam shaping module for laser applications in bio-detection, night vision, and optical character recognition.

Our LED segment began to gain traction in 2006 and we expect continued growth in 2007. Our award-winning COBRA Linescan Illumination product is our major driver in LEDs. This COBRA technology is patented in Ireland and patent-pending in the U.S. It is ideal for machine vision, security ID, UV curing and OEM medical applications.

Specialty fiber is a high margin/high potential business unit with a rapidly changing addressable market. Specialty fiber (not to be confused with low cost long haul fiber) is continually expanding into new applications beyond the traditional telecom component market (i.e. optical amplifiers), such as military, industrial in the form of fiber lasers, and medical, to name a few. Given the magnitude of both our past investment and product development we have a strong competitive position, which is clearly helped by the fact that we are one of few companies in this space. Currently our smallest business unit, specialty optical fiber has the highest long-term upside revenue potential given the changing dynamics in the marketplace. In terms of operating leverage, it also offers us a highly scalable platform as we grow our revenue streams. Specialty fiber sales represented 13% of revenues and increased 34% in 2006.

At the end of 2006, we signed a two-year, sole-source agreement to supply specialty optical fiber with a leading optical sensor manufacturer serving the electric power industry. We are supplying a series of specialty optical fibers and fiber-based components for use in a series of products that are changing the way high-voltage electricity is managed. The market for optical current and voltage sensors is expected to grow significantly over the next two decades as electric utilities upgrade their aging equipment to more seamlessly control power through the power grid. Through this agreement, we entered yet another attractive, high growth market, and we fully intend to target other utility equipment manufacturers in the space.

To complement our new product initiatives, we also made operational improvements during 2006 at our Montreal production facility. In the second quarter, we implemented a kaizen to improve our laser production process. Later in the year, we implemented an additional kaizen in our supply chain process. The results have shown a significant improvement in our overall quality and delivery performance to our customers, and feedback has been positive. In addition, we also implemented a material cost reduction program in Montreal, which netted a 5% material cost productivity. The cost controls we have put in place relative to capital and expense spending are aimed at controlling our key points of operating leverage so that we can efficiently expand the business to meet the growth opportunity in our core markets. We intend to continue to pursue these programs to improve margin and asset turnover in 2007.

Our business model calls for continued significant investments in research and development for new product design and modeling as well as enhancements to existing product lines in 2007. Approved capital spending for 2007 is estimated at about $0.8 million and we expect to add about 20 employees, about 50% of them will be in sales and marketing. We intend to pursue additional strategic acquisitions consistent with our criteria for attractive and complementary product lines. We believe that the photonics industry contains many opportunities for consolidation, and we will continue to identify and evaluate synergistic and profitable businesses that would be available for a reasonable purchase price and that would add immediate shareholder value.

We intend to pursue various options to finance any acquisitions and also to fund operations, if necessary, through the end of 2007. We will be opportunistic in pursing any financings and cannot be sure of the timing or terms of financing arrangements or equity offerings, assuming we are able to consummate one or more of these options. If we do not achieve these goals in 2007, we would implement cost reduction strategies; however, management believes that we have adequate capital to sustain our current operations throughout the upcoming year.

RESULTS OF CONTINUING OPERATIONS FOR 2006 AND 2005

NET REVENUE

Net revenues in 2006 increased $3.1 million or 19.4% compared to 2005 led by the acquisition of Photonic Products of $1.6 million, an increase in the demand for our optical components of $0.7 million, with the remainder coming from our illumination segment’s LED and laser product lines. The optical components segment increased 36.6% in 2006. The illumination segment saw an increase of 6.0%. We will continue to capitalize on differentiation technology capabilities such as the COBRA 500 LED Line Illuminator (awarded the 2004 Photonics Spectra Circle of Excellence Award) that was developed for high-speed inspection scanning applications.

Revenues in 2006 from our optical fiber and sub-component product lines were lower than those of the illumination segment but are showing potential for significant growth in 2007. Our specialty fiber optic products are being positioned towards industrial and military applications, and we have been successful in establishing a mutual distribution agreement with Mitsubishi. We have also begun to supply fiber for the gyroscopes used in missile, naval and satellite navigation systems.

GROSS PROFIT

We implemented cost savings strategies during 2004 and 2005, including consolidating operations, personnel and processes. In addition, we discontinued some other operations at the end of 2005 in order to focus on our core capabilities. These efforts caused significant improvement in gross margins in 2006. Our gross margin rate improved from 30% to 35% in 2006. The gross margin rate would have improved to 36.1% had it not been for an unfavorable impact on costs from foreign currency exchange rates, most significantly between the U.S. dollar and the Canadian dollar. Gross profit increased $1.8 million or 37% compared to 2005. Excluding the negative impact of foreign currency exchange rates, our gross profit would have increased by 42%, or to a margin rate of 36%.

Increased revenues and manufacturing efficiency improvements contributed to better results. We anticipate continued improvements in gross margins in 2007 as a result of additional revenue from Photonic Products for a full year and further process improvement as we extend our lean manufacturing implementation. Lean manufacturing aims to eliminate waste in every area of the production process using key operating indicators.

OPERATING LOSS

Our operating loss decreased $1.8 million or 35.8% in 2006 compared to 2005, excluding the impact of amortization and asset impairment charges. The increase of revenues and associated $1.8 million of gross margin was the principal cause of the decrease. A decrease in research and development expenses of $204,000 or 7% compared to 2005 also contributed to the reduced operating loss. We were able to reduce our research and development expenses when we decided to refocus our development activities to differentiating technology such as structured light lasers, chip-on-board LED technology, and specialty fibers. Excluding the negative impact from movement in foreign currency exchange rates, especially between the U.S. and Canadian dollar, our operating loss in 2006 would have been $2.3 million or 46.8% lower than that of 2005.

Those improvements were partially offset by a $0.2 million increase in selling expenses driven by unfavorable foreign currency exchange rates and increased marketing and sales efforts.

OTHER INCOME/ (EXPENSE)

Other expense in 2006 decreased $2.8 million or 66.2% compared to 2005 mainly due to the $2.2 million decrease in the non-cash amortization of deferred financing cost and discount expenses associated with our convertible debt issuance. Interest expense decreased $310,000 from the prior year as the result of pre-payment of debt at the end of 2005. This was partially offset by an increased level of debt financing associated with the acquisition of Photonic Products.

PROVISION (BENEFIT) FOR INCOME TAXES

We have recorded a valuation allowance against our net deferred tax assets after concluding that it is more likely than not that we will not be able to use those deferred tax assets. In 2006, the Company recorded an income tax provision of $51,000 related to one of its non-U.S. based subsidiaries.

ASSETS DISPOSALS AND IMPAIRMENTS

We tested our assets for impairment during the fourth quarter as part of our budget process. We did not record an asset impairment charge in 2006. In December 2005, we recorded asset impairment charges of $484,000 for a clean room and other equipment specifically associated with our phase mask product line. These impairments were measured after comparing the carrying value of these long-lived assets to the undiscounted cash flows from the related sales, as defined by SFAS 144. This comparison indicated impairment, at which point the fair value of these assets were estimated using a discount cash flow methodology. The carrying value of these assets exceeded this estimated fair value by $484,000.

In December 2005, we recorded a net loss of $295,000 on the sale of the Montreal facility as an asset impairment based on the difference between the carrying value and the estimated sale price less selling expenses.

We also recorded asset impairment charges in 2005 totaling $1,397,000 relating to impairments in the carrying values of our headquarters in Salem, New Hampshire, and the building and property located in Montreal, Quebec.

LIQUIDITY AND CAPITAL RESOURCES

The current ratio (the ratio of current assets to short term liabilities) as of December 31, 2006 was 1.15. This was lower than the December 31, 2005 current ratio of 1.20. Our December 31, 2006 cash balance of $1.4 million was $2.2 million lower than our cash balance on December 31, 2005. Changes during the year included a decrease in the current assets associated with discontinued businesses in 2005 of approximately $1.3 million, offset by current liabilities associated with discontinued businesses of approximately $0.9 million. Also, approximately $0.9 million classified as long-term debt in 2005 became short-term debt in the first quarter of 2006, while the line of credit classified as short-term in 2005 of $1.9 million was paid in full by another line of credit of $2.4 million, which has been classified as long term. Total net debt increased by $4.6 million, principally due to the added debt related to the acquisition of Photonic Products Ltd.

We used $1.8 million of cash for operating activities during 2006 compared to $5.2 million in 2005. Total financing activities conducted during 2006 contributed $3.8 million in cash mainly from a new loan ($4.7 million) to finance the acquisition of Photonic Products Ltd. We made principal payments of debt of $1.3 million. Investing activities for the year were $(4.8) million mainly for the acquisition of Photonic Products Ltd. and an investment in our Montreal facilities related to the implementation of lean manufacturing in 2006.

On June 28, 2006 we entered into a Security and Purchase Agreement with Laurus Master Fund, Ltd. Under the Security Agreement, a three-year revolving line of credit was established as described below under “Borrowing Arrangements.” We may borrow a total amount at any given time up to $4,000,000, limited to qualifying receivables and inventories, as defined in the agreement, for our working capital needs.

On January 26, 2007, we entered into a Securities Purchase Agreement with Smithfield Fiduciary LLC, under which we sold and issued for an aggregate purchase price of $2,300,000 to Smithfield Fiduciary LLC 2,000,000 shares of our common stock at a per share purchase price of $1.15 (a discount to the 30 day trading average) and a 10-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.72 per share. We are using the proceeds from the transaction with Smithfield Fiduciary LLC for general working capital, including investments in our information technology infrastructure and accelerated operational improvements.

If the Company does not achieve its goals for 2007, management would implement cost reduction strategies to conserve cash; however, management believes that there is adequate capital to sustain current operations throughout the upcoming year.

BORROWING AGREEMENTS

Laurus Master Fund, Ltd.

Security Agreement

On June 28, 2006 we entered into a Security and Purchase Agreement with Laurus Master Fund, Ltd. Under the Security Agreement, a three-year revolving line of credit was established. The proceeds from this line of credit were used to pay in full the outstanding amount under the credit facility between StockerYale Canada Inc.

and National Bank of Canada as described below under “National Bank of Canada.” The Security Agreement provides for a revolving line of credit not to exceed $4 million and grants a security interest in and lien upon all of our assets in favor of Laurus. We may borrow a total amount at any given time up to $4,000,000, limited to qualifying receivables and inventories as defined in the agreement for its working capital needs.

We issued a secured non-convertible revolving note, in the aggregate principal amount of $4.0 million, to Laurus to document the line of credit and its outstanding amounts.

We began making monthly payments to Laurus of accrued interest only on August 1, 2006. The outstanding principal under the note accrues interest at an annual rate of 1% above the prime rate. The interest rate was 9.25% as of September 30, 2006. We may elect to prepay the note at any time, in whole or in part, without penalty or premium. All unpaid principal plus accrued but unpaid interest is due and payable on June 28, 2009.

Also under the terms of this Security Agreement and in consideration of the line of credit, we issued and sold to Laurus 642,857 shares of our common stock at a per share purchase price of $.001, for an aggregate purchase price of $643. We recorded debt acquisition costs relating to the line of credit assets of $209,487 and a debt discount of $757,925 representing the fair market value of the stock issued. The debt acquisition and debt discount charges are being amortized over the life of the line of credit using the effective interest method.

At December 31, 2006, $2,418,000 was outstanding under the line of credit, which has been classified as long-term debt. The credit line available at December 31, 2006 was approximately $100,000.

In addition we entered into a Registration Rights Agreement with Laurus under which we agreed to register for resale within 60 days the shares of common stock issued and sold to Laurus. On July 21, 2006, we filed a registration statement on Form S-3 (declared effective on August 25, 2006) with the SEC for the resale of the shares.

December 2005

On December 30, 2005, under the terms of a Securities Purchase Agreement, we issued a secured term note for a total principal amount of $4,000,000 to Laurus. The note is due on December 30, 2008 and the note is collateralized by U.S. accounts receivable, inventory and equipment and a second interest in accounts receivable, inventory and equipment in Montreal, Canada. We began making monthly payments of principal and interest on the note beginning on April 1, 2006. The outstanding principal on the note accrues interest at an annual rate of 2% above the prime rate, subject to a minimum annual interest rate of 8% (subject to certain adjustments). We may elect to prepay the note provided that (i) if prepayment occurs during the first year of the date of issuance, we must pay a 15% prepayment penalty, (ii) if prepayment occurs during the second year of the date of issuance, we must pay a 10% prepayment penalty, and (iii) if prepayment occurs during the third year of the date of issuance, we must pay a 5% prepayment penalty.

Also under the terms of the Securities Purchase Agreement, we sold and issued to Laurus 750,000 shares of common stock at a per share purchase price of $.001, for a purchase price of $750, related to the prepayment of certain convertible notes. We recorded debt acquisition costs of $102,650 and a debt discount of $720,000 representing the fair market value of the stock issued. The debt acquisition and debt discount charges are being amortized over the life of the note using the effective interest method.

As of December 31, 2006, $2,909,092 was outstanding under the note, which has been classified as $1,454,546 short-term debt and $1,454,546 long term debt and reported net of $316,164 of unamortized debt discount.

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

Amendment and Waiver Agreements

On August 10, 2005, we entered into an Amendment and Waiver with both Laurus and Smithfield Fiduciary LLC. Under the terms of the waiver, the parties agreed to defer the payment of principal amounts due and payable by us in August and September 2005 under promissory notes issued to the parties in February, June and December 2004 until the respective maturity dates of the notes. In connection with these waivers, we issued 225,000 shares of common stock to Laurus and 23,684 shares of common stock to Smithfield Fiduciary LLC. Laurus and Smithfield each waived all anti-dilution rights in connection with the issuance of the shares of common stock issued on the same date. We recorded additional debt discount of $211,000 relating to the fair value of the common stock issued.

On July 13, 2005, we entered into an Amendment and Waiver with each of Laurus and Smithfield Fiduciary LLC in which the parties agreed to defer the payment of principal amounts due and payable by us in July 2005 under certain promissory notes issued to them in February, June and December 2004 until the respective maturity dates of the notes. In connection with these waivers, we issued (i) a warrant to Laurus to purchase 150,000 shares of common stock with an exercise price of $0.80 per share, and (ii) a warrant to Smithfield to purchase 18,621 shares of common stock with an exercise price of $0.80 per share. Laurus and Smithfield each waived all anti-dilution rights in connection with the issuance of the shares of common stock on the same date. We recorded additional debt discount of $110,000 using the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk free interest rate of 2.88%, an expected life of five years, and an expected volatility of 116% with no dividend yield.

Prior Borrowing Arrangements paid in December 2005

Previously we issued five secured notes to Laurus. These notes were issued in September 2003, February 2004, June 2004, December 2004 and December 2005. Smithfield Fiduciary LLC participated as a lender in the June 2004 and December 2004 transactions. In December 2005, we completed the sale of the property located in Montreal, Quebec, Canada for aggregate gross proceeds of CAD $4,150,000 and the sale of the property located in Salem, New Hampshire for aggregate gross proceeds of $4,700,000 (see note 15) and issued a promissory note in the aggregate principal amount of $4,000,000 and 750,000 shares of our common stock for $750 to Laurus (see below). We used the net proceeds from the sales and promissory note to (i) repay the outstanding balance of $2,139,880 on a convertible note issued to Laurus on February 20, 2004, in the original principal amount of $4,000,000, (ii) repay the outstanding balance of $409,370 on a convertible note issued to Laurus on December 7, 2004, in the original principal amount of $500,000, (iii) repay the outstanding balance and prepayment penalty of $454,922 on a convertible note issued to Smithfield Fiduciary LLC on December 7, 2004, in the original principal amount of $500,000, and (iv) repay $378,125, the outstanding balance and prepayment penalty on a convertible note issued to Smithfield Fiduciary LLC on June 10, 2004, in the original principal amount of $500,000. During the second quarter of 2004, the September 2003 note was fully converted into 2,337,249 shares of common stock and the February 2004 note was partially converted into 1,155,000 shares of common stock. In connection with these transactions, we have issued a total of 998,684 shares of common stock and warrants to purchase 1,498,621 shares of common stock, as detailed below. We registered for resale all of the shares of common stock issued in connection with the December 2005 note and underlying the convertible notes and warrants on registration statements filed on Forms S-3. The December 2005 note, the shares of common stock and the warrants issued in these transactions, have been described in further detail above.

National Bank of Canada

We had a revolving line of credit with the National Bank of Canada which was paid in full with the proceeds from the new line of credit from Laurus Master Fund, Ltd., as described above.

The original agreement, dated May 26, 2003, was amended and renewed in March 2004 and March 2005. On March 29, 2006, we entered into a new, six-month agreement with the National Bank of Canada under which the bank effectively waived our noncompliance as of December 31, 2005 with the terms of the previous amended agreement. The bank’s waiver remained in effect only during the term of the new agreement. All outstanding amounts under the new agreement were payable on demand, but in any event no later than September 30, 2006, the date on which the agreement automatically expired. The new agreement specifically provided that (i) the bank would not renew the line of credit upon expiration of the agreement on September 30, 2006, and (ii) we needed to seek alternative financing and use the funds from the financing to pay all amounts owed to National Bank of Canada under the agreement.

The March 2006 agreement provided a line of credit of Cdn $2,750,000 ($2,338,000 US, converted at the December 31, 2005 rate of $0.858) restricted by the borrowing base, as defined. This agreement was collateralized by the accounts receivable, inventory and equipment in Montreal and bore interest at the Canadian prime rate plus 2.50%. The credit facility required the maintenance of certain financial covenants, including working capital, net worth, limitations on capital expenditures, restrictions on dividends, a financial coverage ratio and maximum inventory levels.

On June 28, 2006, this revolving line of credit was paid in full with the proceeds from the new line of credit from Laurus as described above.

The March 2005 amended agreement provided a line of credit of Cdn $2,500,000 ($2,076,000 US, converted at the December 31, 2004 rate of $.83) and a five-year term note of Cdn $2,000,000 ($1,666,000 US, converted at the December 31, 2004 rate of $.83). The amended agreement reduced the net worth covenant from Cdn $10,000,000 in the prior amended agreement to Cdn $9,250,000 in the March 22, 2005 agreement. The amended agreement also required us to achieve specific net profit targets throughout 2005. As of December 31, 2005, Cdn $2,215,000 ($1,901,000 US) was outstanding under the credit line at an interest rate of 7.00%. The term loan was paid in full on December 28, 2005 with the proceeds from the building sale transactions.

Eureka Interactive Fund Ltd.

Eureka Interactive Fund Ltd. Financing of Photonic Products Acquisition

On October 31, 2006, StockerYale (UK) Ltd. issued a 10% Senior Fixed Rate Secured Bond to The Eureka Interactive Fund Ltd. in the original principal amount of US$4,750,000. The bond is due on October 31, 2011. StockerYale (UK) Ltd. agreed to make payments of principal and interest over the term; however, during the first twelve months of the term of the bond, only accrued interest must be paid (no payment of principal is required) and an amount equal to 50% of the original principal sum of US$4,750,000 will be paid on October 31, 2011. The outstanding principal on the bond accrues interest at an annual rate of 10%. StockerYale (UK) Ltd. may prepay the bond at any time, in whole or in part, without any penalty or premium. In connection with the financing we also signed a Charge Over Shares with StockerYale (UK) Ltd. and The Eureka Interactive Fund Ltd., securing Eureka’s bond with all of the equity interests of Photonic Products that we own or that StockerYale (UK) Ltd. owns.

In connection with the Eureka bond, on October 31, 2006, we issued a warrant to The Eureka Interactive Fund Ltd., to purchase 2,375,000 shares of our stock for a purchase price of $1.15 per share. The warrant expires on the tenth anniversary of the date of issuance. If StockerYale (UK) Ltd. prepays all amounts outstanding under the bond prior to the third anniversary of the date of issuance, then the number of shares of our common stock that can be purchased when the warrant is exercised would be: (i) 1,900,000 if the bond is repaid in full prior to the first anniversary; (ii) 2,018,750 if the bond is repaid in full prior to the second anniversary; and (iii) 2,137,500 if the bond is repaid in full prior to the third anniversary.

We used the net proceeds from the Eureka bond to make the cash payment in the amount of $4,250,000 to the stockholders of Photonic Products. The remaining $500,000 obtained by us in the financing will be used for transaction fees and general working capital purposes.

At December 31, 2006, $4,750,000 was outstanding under the bond, which has been classified as $98,958 short-term debt and $4,651,042 long-term debt and reported net of $1,430,331 of unamortized debt discount, which has been reported as long-term.

Eureka Promissory Note

On May 12, 2005, we issued a note to The Eureka Interactive Fund Ltd. The $1,500,000 note was initially due and payable in full on September 12, 2005. The note accrues interest on the outstanding principal balance at the rate of 10% per year, payable on the last day of each month. We also issued to Eureka five-year common stock warrants to purchase 250,000 shares at an exercise price per share of $0.90. The aggregate purchase price of the note and warrants ($1,500,000) was allocated between the note and warrants based upon their relative fair market value. The difference between the face amount of the note of $1,500,000 and the aggregate purchase price of the note of $1,341,362 was recorded as a debt discount of $158,638 and is being amortized over the life of the note. We used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.87%, an expected life of five years and an expected volatility of 116% with no dividend yield.

On December 27, 2006, we entered into Amendment No. 3 to the Eureka note. The amendment extended the maturity date of the May note from January 15, 2007 to January 15, 2008. The aggregate outstanding principal amount of the May note as of the date of the amendment along with accrued interest is payable in equal installments of $50,000 on the 15th day of each month beginning on January 15, 2007 and continuing until March 15, 2007, and in equal installments of $100,000 on the 15th day of each month beginning on April 15, 2007 and continuing until December 15, 2007. The entire balance of unpaid principal and interest thereafter shall be paid on January 15, 2008.

The note was previously amended in August 26, 2005 and on December 31, 2005. In August 2005 we entered into an amendment in which the maturity date of the note was extended to December 31, 2005. In December 2005 the maturity date of the note was extended to January 15, 2007. As a part of the December 15, 2005 amendment we issued additional five-year common stock warrants to purchase 150,000 shares at an exercise price per share of $0.90. An additional debt discount was recorded in the amount of $90,149 and is being amortized over the life of the note. We used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 4.40%, an expected life of five years and an expected volatility of 92% with no dividend yield.

At December 31, 2006, $1,021,415 was outstanding under the note, which has been classified as $988,618 short-term debt and $34,796 long-term debt and reported net of $5,138 of unamortized debt discount.

As of December 31, 2005, $1,500,000 was outstanding under the note, which was classified as $478,500 short-term debt and $1,021,500 long term debt and reported net of $90,121 of unamortized debt discount, which has been classified as $84,983 short term and $5,138 long term.

Bonds Issued to Photonic Products Ltd. Stockholders

On October 31, 2006 as part of the consideration paid under the Stock Purchase Agreement to the stockholders of Photonic Products Ltd., StockerYale (UK) Ltd. issued bonds to each of the stockholders of Photonic Products with an aggregate initial principal amount equal to US$2,400,000. The outstanding principal under the bonds accrues interest at an annual rate of 1% above the LIBOR rate as determined on the first business day of each month. StockerYale (UK) Ltd. may elect to prepay the bonds at any time, in whole or in part, without penalty or premium, in cash. We can make a claim under the terms of the Stock Purchase Agreement if the stockholders of Photonic Products breach any representation or warranty they made in the agreement; and the amounts outstanding under the bonds will be reduced in the proportions stated in the agreement by an amount equal to the damages, claims, demands, losses, expenses, costs, obligations and liabilities reasonably arising as a result. The stockholders of Photonic Products have the right to require payment in the form of newly issued shares of our common stock if StockerYale (UK) Ltd. fails to make any payments under the bonds in accordance with the agreement. All unpaid principal plus accrued but unpaid interest under the bonds is due and payable on October 31, 2009.

As of December 31, 2006, $2,400,000 was outstanding under the note, which was classified as long term debt.

CONTRACTUAL OBLIGATIONS

On December 30, 2005, we closed a sale and leaseback transaction of our Salem, New Hampshire headquarters. The terms of the Real Estate Purchase Agreement dated December 2005 between us and the buyer were that (i) we agreed to sell the property to the buyer for $4,700,000, and (ii) we agreed to lease from the new owner (a) approximately 32,000 square feet of the property for an initial term of five years with a rental rate of $192,000 per year in base rent and (b) approximately 63,000 square feet of the property for an initial term of five years with rental rates ranging from approximately $220,500 to $315,000 per year in base rent, plus a pro rata share of all operating costs of the property. The lease agreement grants us the option to extend the initial term for a period of five years.

Because the transaction did not qualify as a sale for Generally Accepted Accounting Principles (GAAP) reporting purposes under SFAS 66, Accounting for Sales of Real Estate and SFAS 98, Accounting for Leases, the net proceeds were classified as a financing obligation. This was primarily due to the terms of the lease agreement. Additionally, we continue to carry the value of the building on our balance sheet and record depreciation expense until the criteria to record a sale are met. We continue to account for the financing lease in accordance with the provisions of SFAS 98. During 2006, we recorded $318,000 as non-cash interest expense and $64,000 as an increase of the lease obligation due to a reduction in the deposit amount left with the landlord of $253,500 during 2006.

At December 31, 2006, $3,678,000 was recorded on the balance sheet as a financing lease obligation, which has been classified as $507,000 short-term obligation and $3,171,000 long-term obligation.

At December 31, 2005, $3,614,000 was recorded on the balance sheet as a financing lease obligation, which has been classified as $507,000 short-term obligation and $3,107,000 long-term obligation.

We intend to sublease all or part of the 63,000 square feet of space to a third party. When an opportunity arises to enter into a sublease agreement with a third party, either (i) we will enter into a sublease agreement with the third party or (ii) the owner will enter into a direct lease with the third party. In November 2005, we signed a twelve- month sub-lease agreement for approximately 17,000 square feet at a rate of $10.00 per square foot, or for $14,166.67 per month. We received $180,600 in 2006 for sublease income, with $24,033 as a result of renting additional space leased to the same tenant. This lease expired at the end of November 2006.

On December 20, 2005, StockerYale Canada Inc., a wholly owned subsidiary, closed a sale and leaseback of property located at 275 Kesmark Street, Montreal, Quebec, Canada to The Standard Life Assurance Company of Canada. The terms of the Agreement of Purchase and Sale dated November 7, 2005 between StockerYale Canada and the Standard Life were that (i) StockerYale Canada agreed to sell the property to the buyer for CAD $4,150,000, and (ii) StockerYale Canada agreed to lease approximately 59,433 square feet of the property for an initial term of ten years. The agreed-upon rent during the initial term ranges from approximately CAD $416,031 to CAD $469,521 per year in base rent plus all operating costs. StockerYale Canada has the option to extend the initial term for a period of five years.

We intend to sublease all or part of 35,000 square feet of space to a third party. When an opportunity arises to enter into a sublease agreement with a third party, either (i) we will enter into a sublease agreement with the third party or (ii) the owner will enter into a direct lease with the third party. On May 1, 2006, we signed a sub-lease agreement for approximately 3,000 square feet of our Montreal facility at a rate of CAD $12.58 per square foot, or for CAD $3,146 per month, for a term of twelve months, with an option to renew for one additional year upon ninety days written notice to the Company. We have received CAD $25,168 year-to-date for sublease income during 2006.

On January 23, 2007, we revised and signed the sub-lease agreement for approximately 9,000 square feet at a rate of Cdn $11.89 per square foot, or for Cdn $8,916.67 per month. The commencement date of the revised lease is February 1, 2007 and the term is eight years and nine months.

The following table summarizes our contractual obligations at December 31, 2006 and the effect that these obligations are expected to have on our liquidity and cash flow in future periods:

Due by period	2007	2008	2009	2010	2011	2012+	Total
	($000’s)
Debt obligations	$2,567	$2,110	$5,445	$594	$2,870	$—	$13,586
Salem lease obligations	507	444	444	413	—	—	1,808
Operating lease obligations	749	698	557	526	528	1,752	4,810

	$3,823	$3,252	$6,446	$1,533	$3,398	$1,752	$20,204

Scheduled future maturities of capital lease obligations (in thousands) for the next five years:

Due by period	2007	2008	2009	2010	2011	2012+	Less amounts representing interest	Total
Capital lease obligations	$160	$140	$123	$78	$32	—	$(96)	$437

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this interpretation is encouraged if the enterprise has not yet issued financial statements, including interim statements, in the period this interpretation is adopted. We are in the process of determining the impact of FIN 48 on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, “Materiality”, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company adopted SAB108 during 2006 and it did not have a material effect on the consolidated financial position or operations.

SFAS No. 157, Fair Value Measurements (SFAS No. 157) was issued in September 2006. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years ending on or after November 15, 2007. Management is currently evaluating the impact the adoption of SFAS No. 157 will have on the Company’s consolidated financial statements.

RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Forward looking statements in this report and those made from time to time by us through our senior management are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements concerning the expected future revenues, earnings or financial results or concerning project plans, performance, or development of products and services, as well as other estimates related to future operations are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements. If any of the following risks actually occurs, our financial condition and operating results could be materially adversely affected.

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

We may need to obtain additional financing, which may not be available on favorable terms or at all.

As of December 31, 2006, we had cash and cash equivalents of approximately $1.4 million. On June 28, 2006, we established a three-year, $4 million revolving line of credit with Laurus Master Fund, Ltd. and issued 642,857 shares of our common stock to Laurus Master Fund, Ltd. for $643. We used approximately $1.41 million of the proceeds available from this transaction to repay in full the amount outstanding under our credit facility with the National Bank of Canada. We may borrow a total amount at any given time up to $4 million under the line of credit, limited to qualifying receivables and inventories as defined in the agreement. As of December 31, 2006, $2,418,000 was outstanding under the line of credit, which has been classified as short-term debt. On January 26, 2007, we sold and issued to Smithfield Fiduciary LLC 2,000,000 shares of our common stock at a per share purchase price of $1.15 (a discount to the 30 day trading average), for an aggregate purchase price of $2,300,000, and a 10-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $1.72 per share.

Notwithstanding the completion of these recent financings, we may have to raise additional capital but may not be able to find it on favorable terms or at all. If we require additional capital and are unsuccessful in raising it, our business may not continue as a going concern. Even if we do find outside funding sources, we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions that may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional equity securities. If we experience difficulties raising money in the future, our business and liquidity will be materially adversely affected.

We may not realize all of the anticipated benefits of our recent acquisition of Photonic Products Ltd.

On October 31, 2006, we signed a purchase agreement that completed the acquisition of all of the issued and outstanding capital stock of Photonic Products Ltd. for (i) US$4,250,000 of cash from StockerYale (UK), a wholly owned subsidiary, (ii) bonds issued by StockerYale (UK) to each of the stockholders of Photonic Products with an aggregate initial principal amount equal to US$2,400,000, (iii) 2,680,311 shares of our common stock and (iv) certain payments to the stockholders of Photonic Products contingent upon specified financial targets being met over the next three years in an amount up to 439,966 pounds sterling in the aggregate to be made in either cash or shares of our common stock, at our sole discretion. As a result of our acquisition of Photonic Products, a greater percentage of our total revenue is from customers outside the U.S.

The success of the acquisition depends, in part, on our ability to realize anticipated synergies and growth and marketing opportunities from integrating the businesses of Photonic Products with the business of StockerYale. Our success in realizing these benefits and the timing of this realization depend upon the successful integration of the technology, personnel and operations of Photonic Products. The integration of two independent companies is a complex, costly and time-consuming process. The difficulties of combining the operations of the companies include, among others:

•	retaining key employees;

•	consolidating corporate and administrative infrastructures;

•	maintaining customer service levels;

•	coordinating sales and marketing functions;

•	preserving the distribution, marketing, promotion and other important internal operations and third-party relationships of Photonic Products;

•	minimizing the diversion of management’s attention from our current business;

•	coordinating geographically disparate organizations; and

•	retaining key customers.

There can be no assurance that the integration of Photonic Products with StockerYale will result in the realization of the full benefits that the parties anticipate in a timely manner or at all.

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

In addition, on issuance of the shares of common stock upon exercise of outstanding warrants or stock options, the percentage ownership of current stockholders will be diluted substantially.

We may be unable to fund the initiatives required to achieve our business strategy.

In 2002, we began to focus our resources on opportunities that would result in near-term revenue and simultaneously reduced our operating expenses by 40% on an annualized basis. In 2004, 2005 and 2006, we continued to reduce costs and we are currently restructuring our product lines. In January 2006, we began a realignment of our operations into three core growth businesses: lasers, LEDs and specialty optical fiber. The realignment is intended to (i) accelerate growth of our highest gross margin businesses by better leveraging our technology and products, (ii) reduce our overall cost structure, (iii) improve customer focus and responsiveness, and (iv) accelerate new product development through more focused R&D efforts. In addition, in February 2006, we sold all of our interests in our Singapore operations. While we believe these efforts will assist us in improving our financial condition, we can give no assurances as to whether our cost reduction and product restructuring efforts will be successful. If our cost reduction strategies are unsuccessful, we may be unable to fund our operations.

We face risks related to securities litigation that could have a material adverse effect on our business, financial condition and results of operations.

Beginning in May 2005, three putative securities class action complaints were filed in the United States District Court for the District of New Hampshire against us and Mark Blodgett, our President, Chief Executive Officer and Chairman of the Board, Lawrence Blodgett, a former director, Francis O’Brien, our former Chief Financial Officer, Richard Lindsay, our former Chief Financial Officer, and Ricardo Diaz, our former Chief Operating Officer, purportedly on behalf of some of our stockholders. The complaints, which assert claims under the Exchange Act, allege that certain disclosures made by us in press releases dated April 19, 2004 and April 21, 2004 were materially false or misleading. The complaints seek unspecified damages, as well as interest, costs, and attorneys fees. The three complaints were consolidated into one action and assigned to a single federal judge. The Court also appointed a group of lead plaintiffs and plaintiffs’ counsel, who recently filed a consolidated amended complaint, to supersede the previously filed complaints. Mr. Lindsay is not named as a defendant in the amended complaint; therefore, he is not a party to the currently pending proceeding. The consolidated amended complaint asserts claims under Sections 10(b), 20(a), and 20A of the Exchange Act and Rule 10b-5 promulgated thereunder. On January 31, 2006, we and the individual defendants moved to dismiss all claims asserted in the consolidated amended complaint. On September 29, 2006, the United States District Court for the District of New Hampshire ruled against the defendants on the motion to dismiss.

Additionally, on June 17, 2005, a purported stockholder derivative action was filed in the United States District Court for the District of New Hampshire against us (as a nominal defendant) and Mark Blodgett, our President, Chief Executive Officer and Chairman of the Board, Lawrence Blodgett, a former director, and Steven Karol, Dietmar Klenner, Raymond Oglethorpe and Mark Zupan, all of whom are current directors of the Company. The plaintiff derivatively claims breaches of fiduciary duty by the defendant directors and officers in connection with the disclosures made by us in press releases dated April 19, 2004 and April 21, 2004, the awarding of executive bonuses, and trading in Company common stock while allegedly in possession of material, non-public information. The court stayed the derivative action indefinitely. The action was subsequently voluntarily dismissed on procedural grounds, but plaintiffs have threatened to cure the procedural defect and re-file the action.

We intend to vigorously contest the allegations in the securities complaint. However, due to the nature of this case, we are not able to predict the outcome of this litigation or the application of, or coverage provided by, our insurance carriers. There is no assurance we and our current and former directors and officers will prevail in defending this action or that our insurance policies will cover all or any expenses or financial obligations arising from the lawsuit. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable settlement or coverage from our insurance carriers, we could be liable for large damage awards that could have a material adverse effect on our business, results of operations and financial condition.

A small number of affiliated stockholders control more than 10% of our stock.

Our executive officers and directors as a group own or control approximately thirteen percent (13%) of our common stock and four investors collectively own approximately twenty-six percent (26%) of our common stock. Accordingly, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may have the effect of delaying or preventing a change in control of our company and might adversely affect the market price of our common stock.

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

Factors that can impact our stock price include the implementation of our new business strategy, which makes prediction of future revenues difficult. Our ability to accurately forecast revenues from sales of our products is further limited by the development and sales cycles related to our products, which make it difficult to predict the quarter in which sales will occur. In addition, our expense levels are based, in part, on our expectations regarding future revenues, and our expenses are generally fixed, particularly in the short term. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant shortfall of revenues in relation to our expectations could cause significant declines in our quarterly operating results.

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

Our common stock has experienced significant price and volume fluctuations in recent years. Since January 2005, our common stock has closed as low as $0.66 per share and as high as $1.82 per share. These fluctuations often have no direct relationship to our operating performance. The market price for our common stock may continue to be subject to wide fluctuations in response to a variety of factors, some of which are beyond our control. Some of these factors include:

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

Our common stock price may be negatively impacted if it is delisted from the Nasdaq Global Market.

Our common stock is currently listed for trading on the Nasdaq Global Market. We must continue to satisfy Nasdaq’s continued listing requirements, including a minimum stockholders’ equity of $10 million and a minimum bid price for our common stock of $1.00 per share, or risk delisting which would have a material adverse affect on our business. A delisting of our common stock from the Nasdaq Global Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees.

In the past, we have received notices from the Nasdaq Stock Market indicating that we were not in compliance with Nasdaq Marketplace Rule 4450(a)(5) (the “Minimum Bid Price Rule”) but we have always regained compliance with the Minimum Bid Price Rule within the stated cure period. We also previously received a notice from the Nasdaq Stock Market indicating that we were not in compliance with Nasdaq Marketplace Rule 4450(a)(3) regarding the minimum $10,000,000 stockholders’ equity requirement, but we regained compliance with this rule. However, there is no assurance that we will continue to comply with the Minimum Bid Price Rule or the minimum stockholders’ equity requirement and our common stock may ultimately be delisted from the Nasdaq Global Market.

An impairment of goodwill and/or long-lived assets could affect net income.

We record goodwill on our balance sheet as a result of business combinations consummated in prior years. We have also made a significant investment in long-lived assets. In accordance with applicable accounting standards, we periodically assess the value of both goodwill and long-lived assets in light of current circumstances to determine whether impairment has occurred. If an impairment should occur, we would reduce the carrying amount to our fair market value and record an amount of that reduction as a non-cash charge to income, which could adversely affect our net income reported in that quarter in accordance with generally accepted accounting principles. In 2006, we recorded $5.2 million in goodwill and $4.2 million in intangible assets as a result of our acquisition of Photonic Products Ltd. In 2005, we recorded $1,397,000 in impairment charges. These 2005 impairment charges were a result of the Salem building valuation, the sale of the Montreal building and the fixed asset impairment of our phase-mask product line. We cannot definitively determine whether additional impairments will occur in the future, and if impairments do occur, what the timing or the extent would be.

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

Our major competitors in the specialty fiber optic market segment are Furukawa OFS, Fibercore, and Corning. In the laser market, we compete against Power Technology, Inc. in the United States, Schafter & Kirchoff GMBH in Europe and several other smaller laser manufacturers. Our high-intensity LEDs compete with LEDs of Elcos, a subsidiary of Perkin Elmer, and Schott-Foster. In the industrial fluorescent lighting market, we have two primary competitors, MicroLite and Techni-Quip Corporation. MicroLite markets a product similar in appearance to our circular fluorescent microscope illuminator. Techni-Quip Corporation offers industrial fluorescent lighting as part of its product line.

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

Our customers typically purchase our products under individual purchase orders rather than long-term contracts or contracts with minimum purchase requirements. Therefore, our customers may cancel, reduce or defer purchases on short notice without significant penalty. Accordingly, sales in a particular period are difficult to predict. Decreases in purchases, cancellations of purchase orders or deferrals of purchases may have a material adverse effect on us, particularly if we do not anticipate them. There can be no assurance that our revenue from key customers will not decline in future periods.

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

We distribute and sell some of our products internationally, and our success depends in part on our ability to manage our international operations. Sales outside the United States accounted for 53% of our total revenue for the year ended December 31, 2006. We are subject to risks associated with operating in foreign countries, including:

•	foreign currency risks;

•	costs of customizing products for foreign countries;

•	imposition of limitations on conversion of foreign currencies into dollars;

•	remittance of dividends and other payments by foreign subsidiaries;

•	imposition or increase of withholding and other taxes on remittances and other payments on foreign subsidiaries;

•	hyperinflation and imposition or increase of investment and other restrictions by foreign governments;

•	compliance with multiple, conflicting and changing governmental laws and regulations;

•	longer sales cycles and problems collecting accounts receivable;

•	labor practices, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences; and

•	import and export restrictions and tariffs.

If we are unable to manage these risks, we may face significant liability, our international sales may decline and our financial results may be adversely affected.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

We have entered into forward foreign currency exchange rate contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations between the U.S. dollar and the Canadian dollar. This program is not designed for trading or speculative purposes. We do not believe that our Cork, Ireland subsidiary has material foreign currency exchange rate exposure. In accordance with SFAS No. 133, we recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. These forward contracts are not accounted for as hedges and, therefore, changes in the fair value of these instruments are recorded as interest income and other, net. Neither the cost nor the fair value of the contracts was material at December 31, 2006. The notional principal of our forward contracts to purchase Canadian dollars with foreign currencies as of December 31, 2006 was $1,250,000. The fair value of our open forward contracts was a liability of $27,000 as of December 31, 2006 and is recorded in the accompanying condensed consolidated balance sheet. The net impact of these forward contracts during 2006 was a net loss of $15,000 and it was recorded in the accompanying consolidated statement of operations.

On December 6, 2006 we entered into a forward foreign currency exchange rate contract with Anglo-Irish bank to convert $500,000 U.S. dollars per month into Canadian dollars at a strike rate with a bottom end range of $1.09 CAD to the USD, and 100% upside flexibility to market rates in excess of the $1.09 strike rate. This arrangement begins on March 1, 2007 and continues through to December 31, 2007. We paid a premium of $61,500 USD to the bank on this date, which is currently in prepaid expense. The cost of the premium will be amortized over the 10 months of 2007.

Management has determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of the subsidiaries. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the foreign currency exchange rate prevailing at the balance sheet date, while income and expense accounts are translated at average exchange rates during the year. Our operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries, as a result of our transactions in these foreign markets.

Interest Rate Risk

We are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under the Laurus Master Fund, limited line of credit of $2.186 million with an interest rate of prime plus 1% and the Laurus Master Fund, Ltd. term note of $3.273 million with an interest rate of prime plus 2%. As of December 31, 2006, the fair market value of our outstanding debt approximates our carrying value due to the short-term maturities and variable interest rates.

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

ACCOUNTS RECEIVABLE

We review the financial condition of new customers prior to granting credit. After completing the credit review, we establish a credit line for each customer. Periodically, we review credit lines for major customers and adjust the limits based upon updated financial information about the customers, historical sales and payment information and expected future sales. We have a large number of customers; therefore, material credit risk is limited to only a small number of customers. We had two customers (Perceptron and Laser 2000 GmBH) accounting for 16.7% of revenue in 2006. In 2005, two customers (Perceptron and Laser 2000 GmBH) accounted for 21.9% of consolidated revenue. We periodically review the collectibility of our accounts receivable. Provisions are established for accounts that are potentially uncollectible. Determining adequate reserves for accounts receivable requires management’s judgment. Management does not expect any substantial change in conditions that could materially impact the collectibility of our receivables and cause actual write-offs to be materially different than the reserved balances as of December 31, 2006.

REVENUE RECOGNITION

We recognize revenue from product sales at the time of shipment and when persuasive evidence of an arrangement exists, performance of our obligation is complete, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Our non-standard products are limited to components supplied to original equipment manufacturers and produced in accordance with a customer approved design. Revenue for those products is recognized when conditions for acceptance have been met. In some situations, distributors have the right to return products. We recognize revenue, even though these rights of return exist, because we have a long history with distributor returns and are able to estimate their cost and, accordingly, provide a reserve.

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

Warranty Reserves:

	Years Ended December 31,
	2006	2005
	In thousands
Balance at beginning of period	$208	$107
Acquired balance from Photonic Products	44	0
Charges to costs and expenses	142	235
Account write-offs and other deductions	(135)	(134)

Balance at end of period	$259	$208

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

INTANGIBLE ASSETS

Our intangible assets consist of goodwill, which is not being amortized commencing in 2002 and beyond and amortizing intangibles, which are comprised of trademarks, acquired patents and patented technologies, distributor and customer relationship and related contracts, trade and brand names, technology design and programs, non-compete agreements and other intangibles, which are being amortized over their useful lives. All intangible assets are subject to impairment tests on a periodic basis.

Note 7 of the Notes to Consolidated Financial Statements describes the impact of accounting for the adoption of SFAS No. 142, Goodwill and Intangible Assets, and the annual impairment methodology that we will employ in calculating the recoverability of goodwill. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be assessed. Amortizing intangibles are currently evaluated for impairment using the methodology set forth in SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of.

LONG-LIVED ASSETS

We review the recoverability of our long-lived assets (primarily property, plant and equipment) and our amortizing intangible assets when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. This review is based on our ability to recover the carrying value of the assets from expected undiscounted future cash flows. If impairment is indicated, we measure the loss based on the fair value of the asset using various valuation techniques. If an impairment loss exists, the amount of the loss will be recorded in the consolidated statements of operations. It is possible that future events or circumstances could cause these estimates to change.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements, including derivative instruments that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7.	FINANCIAL STATEMENTS

The information required by Item 7 is presented on pages 33 through 69 of this Annual Report on Form 10-KSB.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of StockerYale, Inc.:

We have audited the accompanying consolidated balance sheets of StockerYale, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal controls over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of StockerYale, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company adopted SFAS No. 123(R), Share-Based Payment, effective January 1, 2006.

/S/ VITALE, CATURANO & COMPANY, LTD.
Vitale, Caturano & Company, Ltd.
Boston, Massachusetts
March 27, 2007

FINANCIAL STATEMENTS

STOCKERYALE, INC.

CONSOLIDATED BALANCE SHEETS

Years Ended December 31	2006	2005
	In thousands (except share data)
Assets
Current assets:
Cash and cash equivalents	$1,366	$3,427
Restricted cash	11	—
Accounts receivable, less allowances of $76 in 2006 and $125 in 2005	3,868	2,430
Inventories	4,015	2,826
Prepaid expenses and other current assets	536	440
Current assets – discontinued operations	36	1,383

Total current assets	9,832	10,506
Net property, plant and equipment	11,255	11,900
Goodwill	7,957	2,677
Acquired intangible assets, net	4,691	826
Other long-term assets	1,244	711
Long term assets – discontinued operations	—	168

Total assets	$34,979	$26,788

Current liabilities:
Short-term debt	$—	$1,901
Current portion of long-term debt, net of unamortized discount of $247 in 2006 and $488 in 2005	2,322	1,081
Capital lease obligations	124	19
Current portion of financing lease obligations	507	507
Accounts payable	3,136	1,553
Accrued expenses	2,411	2,875
Current Liabilities – discontinued operations	41	928

Total current liabilities	8,541	8,864
Long-term debt net of unamortized discount of $1,505 in 2006 and $321 in 2005	9,512	3,610
Capital lease obligations, net of current portion	313	55
Financing lease obligations, net of current portion	3,171	3,107
Deferred income taxes	1,252	—
Commitments and contingencies (Notes 16 and 17)
Stockholders’ equity:
Common stock, par value $0.001-shares authorized 100,000,000; shares issued and outstanding 31,960,462 and 28,462,835 at December 31, 2006 and 2005	32	28
Paid-in capital	94,700	88,951
Deferred compensation	—	(355)
Accumulated deficit	(84,811)	(79,649)
Accumulated other comprehensive income	2,269	2,177

Total stockholders’ equity	12,190	11,152

Total liabilities and stockholders’ equity	$34,979	$26,788

See the notes to consolidated financial statements.

STOCKERYALE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31	2006	2005
	In thousands, (except per share amounts)
Revenue	$19,350	$16,203
Cost of sales	12,659	11,316

Gross profit	6,691	4,887

Operating expenses:
Selling	2,478	2,289
General and administrative	4,652	4,623
Amortization of intangibles	471	318
Research and development	2,772	2,976
Asset impairment charge	—	1,397

Total operating expenses	10,373	11,603

Loss from operations	(3,682)	(6,716)
Other income (expense)	56	(79)
Interest expense	(774)	(1,084)
Amortization of debt discount and financing costs	(771)	(3,000)

Loss from continuing operations before income tax provision	(5,171)	(10,879)
Income tax provision	51	—

Loss from continuing operations	$(5,222)	$(10,879)

Income (loss) from discontinued operations, net of tax	60	(1,012)

Net loss	$(5,162)	$(11,891)

Basic and diluted net loss per share from continuing operations	(0.18)	(0.42)
Basic and diluted net income (loss) per share from discontinued operations	0.00	(0.04)

Basic and diluted net loss per share	(0.17)	(0.46)

Basic and diluted weighted average shares outstanding	29,600	25,954

See the notes to consolidated financial statements.

STOCKERYALE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Common Stock		Paid in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Par $0.001
	(in thousands)
Balance December 31, 2004	24,595	$25	$85,448	$—	(67,758)	1,866	$19,581
Sale of common stock net of issuance costs of $6,000	2,847	3	2,494				2,497
Issuance of common stock for Laurus non-convertible note	750
Issuance of restricted stock to employees and board of directors			423	(355)			68
Exercise of options and purchases of stock under ESPP	22		16				16
Issuance of common stock for Laurus convertible note debt waiver	249		211				211
Warrants and beneficial conversion option to purchase common stock			359				359
Cumulative translation adjustment						311	311	311
Net loss					(11,891)		(11,891)	(11,891)

Comprehensive net loss for the year ended December 31, 2005								$(11,580)

Balance December 31, 2005	28,463	$28	$88,951	$(355)	(79,649)	2,177	$11,152
Issuance of common stock to acquire Photonic Products Ltd	2,680	3	2,777				2,780
Reclassification of deferred compensation upon adoption of SFAS No. 123(R)			(355)	355
Issuance of common stock for financings	643	1	1,418				1,419
Issuance of restricted stock to employees and board of directors, net	132		387				387
Exercise of options	42		28				28
Warrants issued in connection with financing			1,494				1,494
Cumulative translation adjustment						92	92	92
Net loss					(5,162)		(5,162)	(5,162)

Comprehensive net loss for the year ended December 31, 2006								$(5,070)

Balance December 31, 2006	31,960	$32	$94,700	$—	(84,811)	2,269	$12,190

See the notes to consolidated financial statements.

STOCKERYALE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31	2006	2005
	In thousands	In thousands
Operations
Net loss	$(5,162)	$(11,891)
(Income) loss from discontinued operations, net of tax	(60)	1,012
Loss from continuing operations	$(5,222)	$(10,879)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	388	68
Depreciation and amortization	2,336	2,353
Asset impairment charge	—	1,397
Amortization of debt discount and financing costs	771	3,000
Provision for inventories	114	92
Provision for bad debts	38	78
Other changes in assets and liabilities, net of assets acquired:
Accounts receivable	(278)	(458)
Inventories	71	23
Prepaid expenses and other current assets	(31)	(658)
Accounts payable	1,010	(205)
Accrued expenses	(702)	(15)
Other assets and liabilities	127	5

Net cash used in continuing operations	(1,378)	(5,199)
Net cash provided by (used in) discontinued operations	303	(481)

Net cash used in operating activities	(1,075)	(5,680)

Investing
Acquisition, net of cash acquired	(4,380)	—
Proceeds from asset sales	68	3,312
Financing obligation payments	(93)	3,614
Purchase of property, plant and equipment	(433)	(71)

Net cash provided by (used in) continuing operations	(4,838)	6,855
Net cash provided by (used in) discontinued operations	351	(45)

Net cash provided by (used in) investing activities	(4,487)	6,810

Financing
Net proceeds from sale of common stock	27	2,513
Borrowings (repayments) of revolving credit facilities, net	549	(104)
Proceeds from long-term debt issuance	4,750	5,500
Principal repayment of long-term debt and capital lease obligations	(1,584)	(9,532)
Increase in restricted stock	(11)	—
Debt acquisition costs	(210)	(98)

Net cash provided by (used in) continuing activities	3,521	(1,721)
Net cash provided by (used in) discontinued operations	—	—

Net cash provided by (used in) financing activities	3,521	(1,721)
Effect of exchange rate	(20)	182

Net change in cash and equivalents	(2,061)	(409)
Cash and equivalents at beginning of year	3,427	3,836

Cash and equivalents at end of year	$1,366	$3,427

Supplemental of cash flow information:
Cash paid for interest	$738	$925
Cash paid for income tax	42
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions, net of cash acquired:
Fair value of assets acquired	$12,878	$—
Fair value of liabilities assumed	(3,319)	—
Notes payable issued	(2,400)	—
Common stock issued	(2,779)	—

Cash paid, net of cash acquired	$4,380	$—

Common stock issued in connection with financings	$1,418	$3,392

Warrants issued in connection with financings	$1,494	$678

STOCKERYALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BASIS OF PRESENTATION

StockerYale, Inc. (also referred to in this document as “StockerYale”, “we”, the “Company”, “the issuer” or the “registrant”) operates in three segments as an independent designer and manufacturer of advanced illumination products, consisting of lasers, light emitting diodes and florescent lighting products; a developer and manufacturer of specialty optical fiber (SOF) and diffractive optics; and as a distributor of laser diodes and manufacturer of laser modules through its Photonic Products subsidiary. StockerYale, Inc. is recognized as the only photonics company that possesses the design and manufacturing know-how in three different illumination technologies: lasers, where it is the leading provider of low-power laser modules, light emitting diodes (LEDs), and fluorescent lighting as well as specialty optical fiber and diffractive optics. The Company’s products serve a wide range of applications and industries including machine vision and industrial inspection, biomedical, defense and security, and other commercial applications.

StockerYale was incorporated on March 27, 1951 under the laws of the Commonwealth of Massachusetts. In December 1995, the company completed the registration of its common stock with the U.S. Securities and Exchange Commission and its stock now trades on the NASDAQ Global Market under the trading symbol “STKR.”

(2) MANAGEMENT PLAN

StockerYale, Inc. has experienced operating losses over the last several years and there is a possibility losses and negative operating cash flows may continue. Earlier in 2006, the Company completed the divestiture of three non-core businesses – its Singapore distribution subsidiary, fiber optic lighting and galvanometer product lines. Strategically, these actions set the stage for increased focus on its three higher return core businesses: lasers, LEDs, and specialty optical fiber. Following these transactions, the Company was able to increase its focus on research and development and sales and marketing on these core higher margin units and accelerate product development efforts. Additionally, the Company’s acquisition of Photonic Products Ltd. on October 31, 2006 significantly broadened its product portfolio of laser modules at all price levels and is expected to substantially improve the profitability and cash flow of the Company on a consolidated basis (Note 4).

The Company’s current forecast for 2007 calls for increased revenues, and improved margins, cash flow and asset turnover. It also calls for significant investments in sales and marketing, production and information technology that will impact near-term profitability. The Company intends to pursue various options to finance any acquisitions and also to fund operations, if necessary, through the end of 2007. On January 26, 2007, the Company sold and issued 2,000,000 shares of its common stock at a per share purchase price of $1.15 (a discount to the 30 day trading average) and a warrant to purchase 1,000,000 shares of its common stock at an exercise price of $1.72 per share to Smithfield Fiduciary LLC for an aggregate purchase price of $2,300,000 (net proceeds of $2,235,000).

If the Company does not achieve its goals for 2007, management would implement cost reduction strategies to conserve cash; however, management believes that there is adequate capital to sustain current operations throughout the upcoming year.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of the Company’s most significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

STOCKERYALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, StockerYale (IRL) Ltd., StockerYale (UK) Ltd., which owns 100% of Photonics Products Ltd., and Lasiris Holdings, Inc., which holds all of the outstanding shares of StockerYale Canada. See Note 16 for information about the Company’s sale of StockerYale Asia PTE Ltd. All intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

The Company considers cash equivalents to consist of highly liquid investments with original maturities of three months or less when purchased.

RESTRICTED CASH

Restricted cash includes a sub-lease payment in advance, which is restricted until the end of April, 2007. These funds are available at 25% per month starting in January, 2007 and ending in April, 2007.

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

Changes in the allowance for doubtful accounts were as follows:

Years Ended December 31	2006	2005
	In thousands
Balance at beginning of period	$125	$105
Charges to costs and expenses	38	78
Account write-offs and other deductions	(87)	(58)

Balance at end of period	$76	$125

INVENTORY

The Company values inventories at the lower of cost or market using the first in, first-out (“FIFO”) method. The Company specifically evaluates both historical and forecasted demand to determine if the carrying value of

STOCKERYALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

both finished goods and raw materials is recoverable through future sales. The Company also estimates the impact of increased revenues for new products versus the potential obsolescence of older products on a case-by-case basis. As a result of this analysis, the Company periodically reduces the carrying value amount of the inventory. Actual results could be different from management’s estimates and assumptions.

INTANGIBLE ASSETS

The Company’s intangible assets consist of goodwill, which ceased being amortized in 2002 and other intangibles assets, which are comprised of trademarks, acquired patents and patented technology, distributor and customer relationships and related contracts, trade and brand names, technology design and programs, non-compete agreements and other intangibles, which are being amortized over their useful lives.

Note 7 describes the impact of accounting for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, and the annual impairment methodology that the Company employs annually in assessing the recoverability of goodwill. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be assessed. Amortizing intangibles are evaluated for impairment using the methodology set forth in SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of.”

LONG-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets (primarily property, plant and equipment) and its amortizing intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. This review is based on the Company’s ability to recover the carrying value of the assets from expected undiscounted future cash flows. If impairment is indicated, the Company measures the loss based on the fair value of the asset using various valuation techniques. If an impairment loss exists, the amount of the loss will be recorded in the consolidated statements of operations. It is possible that future events or circumstances could cause these estimates to change.

LOSS PER SHARE

The Company calculates basic and diluted net loss per common share by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Loss per share, basic and diluted, is calculated by dividing the net loss by the weighted average number of common shares outstanding. As of December 31, 2006, 2,859,083 shares subject to options and 6,964,057 shares subject to warrants were excluded from the calculation of diluted shares, as their effects were anti-dilutive. As of December 31, 2005, 3,577,959 shares subject to options and 5,104,058 shares subject to warrants were excluded from the calculation of diluted shares, as their effects were anti-dilutive. As of December 31, 2006 the Company had granted 1,404,633 shares of restricted stock that remained outstanding. A total of 132,545 shares of restricted stock vested in 2006. A total of 1,272,088 shares of restricted stock remained unvested at the end of 2006. These unvested shares of restricted stock were not included in the calculation as their effect would be anti-dilutive. On December 31, 2005, the Company had issued 530,180 shares of restricted stock, none of which were vested.

STOCKERYALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

REVENUE RECOGNITION

The Company recognizes revenue from product sales at the time of shipment and when persuasive evidence of an arrangement exists, performance of the Company’s obligation is complete, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company’s non-standard products are limited to components supplied to original equipment manufacturers and produced in accordance with a customer approved design. Non-standard product revenue is recognized when the criteria for acceptance has been met. In certain limited situations, distributors have the right to return products. Such rights of return have not precluded revenue recognition because the Company has a long history with such returns and accordingly is able to estimate a reserve for their cost.

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

Warranty Reserves:

Years Ended December 31,	2006	2005
	In thousands
Balance at beginning of period	$208	$107
Acquisition-related	44	0
Charges to costs and expenses	142	235
Account write-offs and other deductions	(135)	(134)

Balance at end of period	$259	$208

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

STOCKERYALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Total depreciation expense of property, plant and equipment from continuing operations was approximately $1.9 million and $2.0 million in 2006 and 2005. Maintenance and repairs are expensed as incurred.

INCOME TAXES

The Company accounts for income taxes under the liability method. Under this method the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax basis of the assets and liabilities using tax rates expected to be in place when the differences reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. Additional information on the Company’s income tax provision and deferred tax assets and liabilities may be found at Note 10.

STOCK-BASED COMPENSATION

The Company has stock-based compensation plans for its employees, officers, and directors. The plans permit the grant of a variety of awards with various terms and prices as determined by the Governance, Nominating and Compensation committee of the Company’s Board of Directors. Generally the grants vest over terms of two to four years and are priced at fair market value, or in certain circumstances 110% of the fair market value, of the common stock on the date of the grant. The options are generally exercisable after the period or periods specified in the option agreement, but no option may be exercised after 10 years from the date of grant.

Additionally, in the case of incentive stock options, the exercise price may not be less than 100% of the fair market value of the Company’s common stock on the date of grant. However, there is an exception in the case of a grant to an employee who owns or controls more than 10% of the combined voting power of all classes of the Company’s stock or the stock of any parent or subsidiary. In that case, the exercise price shall not be less than 110% of the fair market value on the date of grant. In the case of non-qualified stock options, the exercise price shall not be less than 85% of the fair market value of the Company’s common stock on the date of grant, except in the case of a grant to an independent director; in which case the exercise price shall be equal to fair market value determined by reference to market quotations on the date of grant.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards issued for employee services, while SAB107 provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. Accordingly, stock-based compensation cost is measured

STOCKERYALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company recorded compensation costs as the requisite service was rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). Periods prior to adoption have not been restated.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The new guidance includes the SEC’s view on the valuation of share-based payment arrangements for public companies and clarifies some of SFAS 123(R)’s implementation challenges for registrants. The Company adopted the provisions of SAB 107 on January 1, 2006.

On November 10, 2005, the Financial Accounting Standards Board (“the FASB”) issued FASB Staff Position SFAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in capital pool and the consolidated statement of operation and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

In the fourth quarter of 2005, the Company’s Board of Directors approved the acceleration of the vesting of unvested stock options with an exercise price greater than $3.00 per share previously awarded to employees (including executive officers) and its directors in anticipation of adopting SFAS 123(R) which would have required the fair value of these options to be expensed. The Company accelerated the vesting of options to purchase an aggregate of 124,788 shares of common stock (of which options to purchase an aggregate of 31,350 shares of common stock were held by executive officers of the Company) on December 31, 2005.

During 2006 the Company expensed approximately $387,000 of equity-based compensation, of which approximately $367,000 was expensed to general and administrative expense, approximately $10,000 was expensed to selling expense, approximately $5,000 was expensed to research and development expense and approximately $5,000 was expensed to cost of sales.

Stock Option Awards—The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the Company’s stock, at the time of the award. The average expected option term was estimated based in part on historical trends. The risk-free interest rate is based on U.S. Treasury zero-coupon issues assumed at the date of grant and no dividends were assumed in the calculation. The compensation expense recognized for all equity-based awards is net of estimated forfeitures for the twelve month period ending December 31, 2006. Forfeitures are estimated based on the historical trends.

STOCKERYALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. There were no options granted during 2006. The assumptions for options granted during 2005 are presented below:

Twelve Months Ended December 31, 2005
Volatility	122%
Expected option life	5
Interest rate (risk free)	3.72%
Dividends	None
Weighted average fair value at grant date	$1.16

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2004	4,347,030	4.99
Granted	750	1.16
Exercised	(21,000)	0.72
Cancelled	(748,821)	6.17

Balance at December 31, 2005	3,577,959	4.77	6.47	234

Vested and Exercisable at December 31, 2005	2,786,828	5.80	5.97	157

Balance at December 31, 2005	3,577,959	4.77	6.47	234
Granted	—	—
Exercised	(41,914)	0.67
Cancelled	(676,962)	4.66

Balance at December 31, 2006	2,859,083	4.86	5.18	490

Vested and Exercisable at December 31, 2006	2,520,048	5.36	4.93	437

During the year ended December 31, 2006, the Company expensed approximately $181,000 related to options. At December 31, 2006, there was $81,000 of total unrecognized compensation cost related to non-vested stock options granted. The cost is expected to be recognized over the next 2 years. The intrinsic value of the options exercised during 2006 was approximately $20,000. The intrinsic value of options exercised in 2005 was approximately $5,000. The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option.

Restricted Share Awards – The Company awards to a number of key employees restricted shares of common stock. The awards vest in equal annual installments over a period of four years, assuming continued employment, with some exceptions. The fair market value of the award at the time of the grant is amortized over the vesting period. The fair value of the awards is based on the fair market value of the Company’s common stock on the date of issue, which is the closing market price on the date of the award. During 2006, the Company granted 916,953 shares of restricted stock at a weighted average fair value of $1.14 per share on the grant date. During 2005, the Company granted 738,180 shares of restricted stock at a weighted average fair value of $0.78 per share on the grant date.

STOCKERYALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s non-vested shares of restricted stock for 2005 and 2006 and changes during 2005 and 2006 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2004	—	—
Granted	738,180	0.78
Vested	—	—
Cancelled	(208,000)	0.79

Non-vested at December 31, 2005	530,180	0.78
Granted	916,953	1.14
Vested	(132,545)	0.78
Cancelled	(42,500)	1.09

Non-Vested at December 31, 2006	1,272,088	1.03

The Company expensed approximately $207,000 in 2006 and approximately $68,000 in 2005 related to restricted stock. As of December 31, 2006, there was approximately $1,207,000 of total unrecognized compensation cost related to non-vested restricted share awards. The cost is expected to be recognized over the next 3.21 years. As of December 31, 2006, 132,545 shares were vested. The total fair value of shares vested during 2006 was approximately $103,000. No shares of restricted stock vested in 2005.

The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees” and related Interpretations and provided the required pro forma disclosures of SFAS 123, and accordingly did not recognize compensation expense for the issuance of stock options with an exercise price equal to or greater than the market price at the date of grant. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of its share-based compensation awards for periods prior to the adoption of SFAS 123(R):

Twelve Months Ended December 31, 2005
(In thousands except per share data)
Net loss from continuing operations, as reported	$(10,879)
Add: stock compensation included in net loss	68
Deduct: compensation expense determined under fair value for all awards.	(1,259)

Pro forma net loss from continuing operations	$(12,070)

Net loss per share as reported from continuing operations	$(0.42)

Net loss per share pro forma from continuing operations	$(0.47)

Net loss, as reported	$(11,891)
Add: stock compensation included in net loss	68
Deduct: compensation expense determined under fair value for all awards.	(1,259)

Pro forma net loss	$(13,082)

Net loss per share, as reported	$(0.46)

Net loss per share, pro forma	$(0.50)

STOCKERYALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TRANSLATION OF FOREIGN CURRENCIES

The balance sheet accounts of non-U.S. operations, exclusive of stockholders’ equity, are translated at year-end exchange rates, and income statement accounts are translated at weighted-average rates in effect during the year; any translation adjustments related to the balance sheet accounts are recorded as a component of stockholders’ equity. Management has determined that all of the Company’s foreign subsidiaries operate primarily in local currencies that represent the functional currencies of the subsidiaries. Foreign currency transaction losses recorded in the statements of operations as other (income)/loss were approximately $19,000 and $118,000 for 2006 and 2005.

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

FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, short-term debt, accounts payable and long-term debt. The estimated fair value of these financial instruments approximates their carrying value due to the short-term maturity of certain instruments and the variable interest rates associated with certain instruments, which have the effect of re-pricing such instruments regularly. The Company’s fixed rates on long-term debt approximate the market rate at December 31, 2006.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The risk is limited due to the relatively large number of customers composing the Company’s customer base and their dispersion across many industries and geographic areas within the United States, Canada, Europe and Asia. The Company also insures approximately 90% of export receivables from its Canadian subsidiary and performs ongoing credit evaluations of existing customers’ financial condition. The Company has a large number of customers; therefore, concentrated credit risk is limited to only a small number of customers. The Company had two customers accounting for approximately 10.0% and 6.7% of 2006 consolidated revenue. In 2005 these two customers accounted for 13.5% and 8.5% of consolidated revenue. No customer accounted for more than 10% of the outstanding receivables balance at December 31, 2006. The Company had one customer that accounted for 10% of the outstanding receivables balance at December 31, 2005.

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

STOCKERYALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies of foreign countries, as a result of the Company’s transactions in foreign markets. The Company enters into forward foreign exchange contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations between the U.S. dollar and the Canadian dollar. This program is not designed for trading or speculative purposes. The Company does not believe that its Cork, Ireland subsidiary has material foreign currency exchange rate exposure.

In accordance with SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, the Company recognizes derivative instruments as either assets or liabilities on the balance sheet at fair value. These forward exchange contracts are not accounted for as hedges and, therefore, changes in the fair value of these instruments are recorded as interest income and other, net. The notional principal of forward foreign exchange contracts to purchase Canadian dollars with foreign currencies as of December 31, 2006, was $1,250,000. The fair value of the open forward contracts was a liability of approximately $27,000 as of December 31, 2006 and is recorded in the accompanying condensed consolidated balance sheet. The net impact of these forward contracts in the year ended December 31, 2006 was a net loss of $15,000 and it was recorded in the accompanying consolidated statement of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this interpretation is encouraged if the enterprise has not yet issued financial statements, including interim statements, in the period this interpretation is adopted. The Company is in the process of determining the impact of FIN 48 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, “Materiality”, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company adopted SAB 108 during 2006 and it did not have a material effect on the consolidated financial position or operations.

SFAS No. 157, Fair Value Measurements (SFAS No. 157) was issued in September 2006. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years ending on or after November 15, 2007. Management is currently evaluating the impact the adoption of SFAS No. 157 will have on the Company’s consolidated financial statements.

STOCKERYALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RECLASSIFICATIONS

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation. Approximately $312,000 of asset depreciation related to manufacturing has been reclassified from research and development expense to cost of sales for the year ended December 31, 2005. Approximately $363,000 of lease deposits have been reclassified from prepaid expenses and other current assets to other long-term assets at December 31, 2005 due to their long term nature.

(4) ACQUISITION

Acquisition of Photonic Products Ltd.

On October 31, 2006, the Company entered into a Stock Purchase Agreement with the stockholders of Photonic Products Ltd. to acquire all of the outstanding stock of privately held Photonic Products Ltd., a provider of laser diode modules and laser diodes for industrial, medical and scientific markets. Under the terms of the transaction, StockerYale paid $9.4 million, for 100% of the outstanding stock of Photonic Products Ltd. consisting of (i) US$4,250,000 of cash in the aggregate from StockerYale (UK) Ltd. to the stockholders of Photonic Products Ltd., (ii) bonds issued by StockerYale (UK) Ltd. to each of the stockholders of Photonic Products Ltd. with an aggregate initial principal amount equal to US$2,400,000, (iii) 2,680,311 shares of the Company’s common stock, valued at approximately $2,779,000 issued to the stockholders of Photonic Products Ltd. The Company also agreed to an earnout arrangement with some of the stockholders of Photonic Products Ltd. contingent upon specified financial targets being met over the next three years in an amount up to 439,966 pounds sterling to be made in either cash or common stock of the Company, at the sole discretion of StockerYale. The Company registered the shares of its common stock issued to the stockholders of Photonic Products Ltd. by filing a registration statement on Form S-3 in January 2007 which was declared effective February 14, 2007. The results of Photonic Products Ltd. have been included in our financial statements from the date of acquisition.

The valuation of the Company’s stock was set using an average closing price of the Company’s common stock on the Nasdaq Stock Market over the five trading days immediately preceding and including the acquisition date. See details of the financing for this acquisition at Notes 9 and 11.

Based on a valuation prepared by an independent third-party appraisal firm using assumptions provided by management, the purchase price for Photonic Products Ltd. was allocated among the tangible assets and its intellectual property. The fair value of brand and trade names was based on the relief from royalty method; the fair value of designs and development and other technology was based on replacement cost and distributor and customer contracts and relationships were valued using the discounted cash flow method. The rate used to discount the cash flows of 26.65% was based on the forecast figures and assumptions provided by management and the risk associated with achieving the growth forecast.

The total purchase price, which included the related acquisition costs of approximately $332,000 exceeded the appraised fair value of the acquired net assets by $5.1 million and was allocated to goodwill. Goodwill is not deductible for tax purposes. The following represents the allocation of the aggregate purchase price to the acquired net assets of Photonic Products Ltd.:

Purchase Price:
Cash	$4,250,000
Amount due to seller	2,400,000
Direct acquisition costs	332,113
Value of common stock issued	2,779,482

Total purchase consideration paid	$9,761,595

STOCKERYALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value of assets acquired and liabilities assumed:
Cash	$202,454
Accounts receivable	1,361,703
Inventory	1,447,560
Property, plant and equipment	751,073
Goodwill	5,124,300
Identifiable intangible assets	4,193,654
Accounts payable and accrued expenses	(1,591,602)
Term loan	(88,062)
Capital lease obligations and note payable	(381,389)
Deferred tax liability	(1,258,096)

Total purchase consideration allocated	$9,761,595

The acquired intangible assets that are subject to amortization have a weighted average useful life of approximately 5.6 years. These assets will be amortized over their respective useful lives.

Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations of StockerYale, Inc. and Photonic Products Ltd. as if the acquisition had occurred as of the beginning of 2005, after giving effect to certain adjustments, including amortization of intangibles. The unaudited pro forma financial information may not reflect the results of operations that would have occurred had the combined companies constituted a single entity during such periods, and may not be indicative of the results which may be obtained in the future.

	Year Ended December 31, 2006	Year Ended December 31, 2005
	(unaudited and in thousands except per share data)
Pro forma revenues	$26,974	$23,753
Pro forma loss from continuing operations	(5,418)	(11,146)
Pro forma net loss	(5,358)	(12,158)
Pro forma loss per share from continuing operations
Basic	(0.18)	(0.43)
Diluted	(0.18)	(0.43)
Pro forma loss per share, net
Basic	(0.18)	(0.47)
Diluted	(0.18)	(0.47)

(5) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market when applicable and include materials, labor and overhead. Inventories are as follows:

Years Ended December 31	2006	2005
	In thousands
Finished goods	$412	$226
Work in-process	548	199
Raw materials	3,055	2,401

Net inventories	$4,015	$2,826

STOCKERYALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management performs quarterly reviews of inventory and disposes of items not required by their manufacturing plan and reduces the carrying cost of inventory to the lower of cost or market.

(6) PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment were as follows:

Years Ended December 31	2006	2005
	In thousands
Land	$306	$306
Buildings and improvements	7,037	6,711
Machinery and equipment	15,742	14,517
Furniture and fixtures	1,942	1,756

Property, plant and equipment	25,027	23,290
Less accumulated depreciation	(13,772)	(11,390)

Net property, plant and equipment	$11,255	$11,900

See Notes (12) and (17).

(7) GOODWILL

The Company accounts for goodwill using the methodology established by the Financial Accounting Standards Board (“FASB”) in June 2001 through the issuance of SFAS No. 142, “Goodwill and other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets acquired individually or with a group of other assets at acquisition. The statement also addresses financial accounting and reporting for goodwill and other intangibles subsequent to their acquisition. SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets. Under SFAS No. 142, the amortization of goodwill ceased beginning January 1, 2002 and the Company assesses the value of this asset annually or whenever events or changes in circumstances indicate they might be impaired. The Company uses a two-part test in which it first estimates the fair value of its reporting units by using forecasts of discounted cash flows and then compares that value to the carrying value. If the estimated value is less than the carrying value the Company recognizes the impairment loss. In applying SFAS No. 142, the Company performed the transitional assessment and impairment test required and determined that there was no impairment of goodwill. The Company tests for impairment annually and in 2006 and 2005 determined that goodwill was not impaired.

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 were as follows:

	December 31, 2006	December 31, 2005
	( In Thousands)
Beginning of the year	$2,677	$2,677
Acquisition of Photonic Products Ltd.	5,280	—

End of the year	$7,957	$2,677

STOCKERYALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8) INTANGIBLE ASSETS

Intangible assets are comprised of trademarks, acquired patents and patented technology, distributor and customer relationships and related contracts, trade and brand names, technology design and programs, non-compete agreements and other intangibles. There are no intangible assets with indefinite lives. Acquired patents, technologies and trademarks are amortized over their useful lives of between 10 – 16 years. Intangible assets acquired in 2006 are as follows:

	Fair Value	Useful Life	Average Annual Amortization
	(in thousands)
Trade and brand names	$574	8 Years	$72
Distributor and customer contracts and relationships	2,334	3 – 8 Years	481
Non compete agreements	756	3 Years	252
Technology design and programs	395	8 Years	49
Other	135	4 – 7 Years	32

Total	$4,194		$886

Gross carrying amounts and accumulated amortization of intangible assets were as follows as of December 31, 2006 for each intangible asset class.

	Gross Carrying Amount	Accumulated Amortization	Net Balances
	(in thousands)
Acquired patents and patented technology	$3,088	$(2,574)	$514
Trademarks	471	(467)	4
Acquired trade and brand names	592	(12)	580
Acquired distributor and customer contracts and relationships	2,407	(83)	2,324
Acquired non compete agreement	780	(43)	737
Acquired technology design and programs	407	(9)	398
Other	140	(6)	134

Total	$7,885	$(3,194)	$4,691

Gross carrying amounts and accumulated amortization of intangible assets were as follows as of December 31, 2005 for each intangible asset class.

	Gross Carrying Amount	Accumulated Amortization	Net Balances
		(in thousands)
Acquired patents and patented technology	$3,078	$(2,264)	$814
Trademarks	471	(459)	12

Total	$3,549	$(2,723)	$826

STOCKERYALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Actual Expense		Estimated Future Expense
	2005	2006	2007	2008	2009	2010	2011	thereafter
	In thousands
Amortization expense of intangible assets	$318	$471	$1,227	$1,107	$839	$461	$402	$655

(9) DEBT

As of December 31, 2006 and 2005, debt consisted of the following:

Years Ended December 31	2006	2005
	In thousands
Borrowings under Line of Credit Agreement with National Bank of Canada (1)	$—	$1,901

Acquired note payable to Barclay’s Bank, maturing on November 16, 2009 and having an interest rate of 2.5% above Barclay’s base rate (7.5% at December 31, 2006)	87	—

Borrowings under Line of Credit Agreement with Laurus Master Fund, Ltd. maturing on June 28, 2009, with an interest rate of the prime rate plus 1% (9.25% at December 31, 2006).	2,418	—

Note Payable to Laurus Master Fund, Ltd. maturing on December 30, 2008, with an interest rate of prime plus 2% (10.25% at December 31, 2006), net of unamortized discount of $316 at December 31, 2006 and $719 at December 31, 2005.	2,593	3,281

Note Payable to The Eureka Interactive Fund Ltd. maturing on January 15, 2008, with an interest rate of 10.0%, net of unamortized discount of $5 at December 31, 2006 and $90 at December 31, 2005.	1,016	1,410

Senior Fixed Rate Secured Bond payable to The Eureka Interactive Fund Ltd., maturing on October 31, 2011 with an interest rate of 10%, net of unamortized discount of $1,430 at December 31, 2006.	3,320	—

Bonds payable to the stockholders of Photonic Products Ltd. maturing on October 31, 2009, with an interest rate of Libor plus 1%, (5.75% at December 31, 2006)	2,400	—

Sub-total debt	11,834	6,592
Less—Short-term (1)	—	(1,901)
—Current portion of long-term debt	(2,322)	(1,081)

Total long-term debt	$9,512	$3,610

BORROWING AGREEMENTS

Photonic Products Ltd.

The Company issued bonds to each of the stockholders of Photonic Products Ltd. with an aggregate initial principal amount equal to US$2,400,000 (the Bonds). The outstanding principal under the Bonds issued to the stockholders of Photonic Products Ltd. accrues interest at an annual rate of 1% above the LIBOR rate as determined on the first business day of each month. StockerYale (UK) Ltd. may elect to prepay the Bonds at any time, in whole or in part, without penalty or premium. If the stockholders of Photonic Products Ltd. breach any representation or warranty or covenant or agreement made in the Purchase Agreement, StockerYale (UK) Ltd. or the Company may make a claim and the amounts outstanding under the Bonds will be reduced in the proportions

STOCKERYALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by an amount equal to any damages, claims, demands, losses, expenses, costs, obligations and liabilities reasonably and foreseeably arising to the Company and/or StockerYale (UK) Ltd. If StockerYale (UK) Ltd. fails to make any payments under the Bonds, the stockholders of Photonic Products Ltd. will then have the right to require payment from the Company in the form of newly issued shares of the Company’s common stock. All unpaid principal plus accrued but unpaid interest under the Bonds is due and payable on October 31, 2009.

As of December 31, 2006, $2,400,000 was outstanding under the bonds issued to the stockholders of Photonic Products Ltd.

Laurus Master Fund

Security Agreement:

On June 28, 2006 the Company entered into a Security and Purchase Agreement with Laurus Master Fund, Ltd (Laurus). Under the Security Agreement, a three-year revolving line of credit was established. The proceeds from this line of credit were used to pay in full the outstanding amount under the credit facility between StockerYale Canada Inc. and National Bank of Canada as described below. Additional amounts borrowed under the line of credit from time to time may be used for the Company’s and StockerYale Canada Inc.’s working capital needs. The Security Agreement provides for a revolving line of credit not to exceed an aggregate principal amount of $4 million and grants a security interest in and lien upon all of the Company’s assets in favor of Laurus. The Company may borrow a total amount at any given time up to $4,000,000, limited to qualifying receivables and inventories as defined.

The Company began making monthly payments to Laurus of accrued interest only on August 1, 2006. The outstanding principal under the note accrues interest at an annual rate of 1% above the prime rate. The interest rate was 9.25% as of December 31, 2006. The Company may elect to prepay the note at any time, in whole or in part, without penalty or premium. All unpaid principal plus accrued but unpaid interest is due and payable on June 28, 2009.

Also under the terms of this Security Agreement and in consideration of the line of credit, the Company issued and sold to Laurus 642,857 shares of its common stock at a per share purchase price of $.001, for an aggregate purchase price of $643. The Company recorded debt acquisition costs relating to the line of credit for cash fees paid of $209,487 and an additional amount as debt acquisition costs of $757,925 representing the fair market value of the stock issued. The debt acquisition charges are being amortized over the life of the line of credit using the effective interest method.

At December 31, 2006, $2,418,000 was outstanding under the line of credit, which has been classified as long-term debt. The credit line availabile at December 31, 2006 was approximately $100,000.

In addition, the Company entered into a Registration Rights Agreement under which it agreed to register for resale within 60 days the shares of common stock issued and sold to Laurus. On July 21, 2006 the Company filed a registration statement on Form S-3 (declared effective on August 25, 2006) with the SEC for the resale of the shares.

Other Laurus Notes

Previously the Company issued five secured notes to Laurus. These notes were issued in September 2003, February 2004, June 2004, December 2004 and December 2005. Smithfield Fiduciary LLC participated as a lender in the June 2004 and December 2004 transactions. In December 2005, the Company completed the sale

STOCKERYALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the property located in Montreal, Quebec, Canada for aggregate gross proceeds of CAD $4,150,000 and the sale of the property located in Salem, New Hampshire for aggregate gross proceeds of $4,700,000 (see note 13) and issued a promissory note in the aggregate principal amount of $4,000,000 and 750,000 shares of the Company’s common stock for $750 to Laurus (see below). The Company used the net proceeds from the sales and promissory note to (i) repay the outstanding balance of $2,139,880 on a convertible note issued to Laurus on February 20, 2004, in the original principal amount of $4,000,000, (ii) repay the outstanding balance of $409,370 on a convertible note issued to Laurus on December 7, 2004, in the original principal amount of $500,000, (iii) repay the outstanding balance and prepayment penalty of $454,922 on a convertible note issued to Smithfield Fiduciary LLC on December 7, 2004, in the original principal amount of $500,000, and (iv) repay $378,125, the outstanding balance and prepayment penalty on a convertible note issued to Smithfield Fiduciary LLC on June 10, 2004, in the original principal amount of $500,000. During the second quarter of 2004, the September 2003 note was fully converted into 2,337,249 shares of common stock and the February 2004 note was partially converted into 1,155,000 shares of common stock. In connection with these transactions, the Company has issued a total of 998,684 shares of common stock and warrants to purchase 1,498,621 shares of common stock, as detailed below. The Company has registered for resale all of the shares of common stock issued in connection with the December 2005 note and underlying the convertible notes and warrants on registration statements filed on Forms S-3. The December 2005 note, the shares of common stock and the warrants issued in these transactions, are further described below.

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

At December 31, 2006, $2,909,092 was outstanding under the note, which has been classified as $1,454,546 short-term debt and $1,454,546 long term debt and reported net of $316,164 of unamortized debt discount, which has been classified as $240,761 short term and $75,403 long term.

At December 31, 2005, $4,000,000 was outstanding under the note, which has been classified as $1,090,909 short-term debt and $2,909,091 long term debt and reported net of $718,839 of unamortized debt discount, which has been classified as $402,675 short term and $316,164 long term.

STOCKERYALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has registered for resale under the Securities Act of 1933, as required by the agreement, the shares of common stock sold and issued to Laurus. Because of certain provisions contained in the agreement, the Company initially classified the amounts allocated to the common stock as a liability. This amount was reclassified to equity on February 14, 2006 when the shares were registered. The Company reclassified the fair value of the stock on this date of $660,000 as equity and recorded a $60,000 gain to other income (expense).

Amendment and Waiver Agreements

On August 10, 2005, the Company entered into an Amendment and Waiver with both Laurus Master Fund, Ltd. and Smithfield Fiduciary LLC. Under the terms of the waiver, the parties agreed to defer the payment of principal amounts due and payable by the Company in August and September 2005 under promissory notes issued to the parties in February, June and December 2004 until the respective maturity dates of the notes. In connection with the waivers, the Company issued 225,000 shares of common stock to Laurus Master Fund, Ltd. and 23,684 shares of common stock to Smithfield Fiduciary LLC. Laurus and Smithfield each waived all anti-dilution rights in connection with the issuance of the shares of common stock issued on the same date. The Company recorded additional debt discount of $211,000 relating to the fair market value of the common stock on the date issued.

On July 13, 2005, the Company entered into an Amendment and Waiver with Laurus Master Fund, Ltd. and Smithfield Fiduciary LLC according to which the parties agreed to defer the payment of principal amounts due and payable by the Company in July 2005 under certain promissory notes issued by the Company in February, June and December 2004 until the respective maturity dates of the notes. In connection with the waivers, the Company issued (i) a warrant to Laurus Master Fund, Ltd. to purchase 150,000 shares of the Company’s common stock with an exercise price of $0.80 per share, and (ii) a warrant to Smithfield Fiduciary LLC to purchase 18,621 shares of the Company’s common stock with an exercise price of $0.80 per share. Laurus Master Fund, Ltd. and Smithfield Fiduciary LLC each waived all anti-dilution rights in connection with the issuance of the shares of common stock on the same date. The Company recorded additional debt discount of $110,000 using the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk free interest rate of 2.88%, an expected life of five years, and an expected volatility of 116% with no dividend yield.

National Bank of Canada

The Company had a revolving line of credit with the National Bank of Canada. The original agreement, dated May 26, 2003, was amended and renewed in March 2004 and March 2005. On March 29, 2006, the Company entered into a new, six-month agreement with the National Bank of Canada under which the bank effectively waived the Company’s noncompliance with the terms of the previous amended agreement. The bank’s waiver remained in effect only during the term of the new agreement. All outstanding amounts under the new agreement were payable on demand, but in any event no later than September 30, 2006, the date on which the agreement automatically expired. The new agreement specifically provided that (i) the bank will not renew the line of credit upon expiration of the agreement on September 30, 2006, and (ii) the Company must seek alternative financing and use the funds from the financing to pay all amounts owed to National Bank of Canada under the agreement.

The new agreement provided a line of credit of Cdn $2,725,000 ($2,338,000 US, converted at the December 31, 2005 rate of $0.858) restricted by the borrowing base, as defined. The new agreement was collateralized by the Company’s accounts receivable, inventory and equipment in Montreal and bore interest at the Canadian prime rate plus 2.50%. The credit facility required the maintenance of certain financial covenants, including working capital, net worth, limitations on capital expenditures, restrictions on dividends, a financial coverage ratio and maximum inventory levels.

STOCKERYALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also had a previous 5 year term loan in the amount of Cdn $2,000,000 which was paid in full on December 28, 2005 with the proceeds from the building sale transactions. As of December 31, 2005, Cdn $2,215,000 ($1,901,000 US) was outstanding under the credit line. As of December 31, 2005, the interest rate on the line of credit was 7.00%. On June 28, 2006, this revolving line of credit was paid in full with the proceeds from the new line of credit from Laurus as described above.

Eureka Interactive Fund Ltd.

2005 and 2006 Financings

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

On August 26, 2005, the Company entered into an amendment to the note in which the maturity date of the note was extended to December 31, 2005. On December 15, 2005, the maturity date of the note was extended to January 15, 2007. The note accrues interest on the outstanding principal balance at the rate of 10% per year. The aggregate outstanding principal amount of the note and accrued interest was payable in equal installments of $50,000 on the 15th day of each month, with the entire balance of unpaid principal and interest previously due on January 15, 2007. As a part of the December 15, 2005 agreement, the Company issued to the holder additional five-year common stock warrants to purchase 150,000 shares at an exercise price per share of $0.90. An additional debt discount was recorded in the amount of $90,149 and is being amortized over the life of the note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 4.40%, an expected life of five years and an expected volatility of 92% with no dividend yield.

On December 27, 2006, the Company entered into Amendment No. 3 to the note. The amendment extended the maturity date of the note from January 15, 2007 to January 15, 2008. The aggregate outstanding principal amount of the note as of the date of the amendment along with accrued interest is payable in equal installments of $50,000 on the 15th day of each month beginning on January 15, 2007 and continuing until March 15, 2007, and in equal installments of $100,000 on the 15th day of each month beginning on April 15, 2007 and continuing until December 15, 2007. The entire balance of unpaid principal and interest thereafter shall be paid on January 15, 2008.

At December 31, 2006, $1,021,415 was outstanding under the note, which has been classified as $986,618 short-term debt and $34,796 long-term debt and reported net of $5,138 of unamortized debt discount.

As of December 31, 2005, $1,500,000 was outstanding under the note, which was classified as $478,500 short-term debt and $1,021,500 long term debt and reported net of $90,121 of unamortized debt discount, which has been classified as $84,983 short term and $5,138 long term.

Photonic Products Ltd. Financing

On October 31, 2006, StockerYale (UK) Ltd. issued a 10% Senior Fixed Rate Secured Bond to The Eureka Interactive Fund Ltd. in the original principal amount of US$4,750,000. The bond is due on October 31, 2011.

STOCKERYALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

StockerYale (UK) Ltd. agreed to make payments of principal and interest over the term; however, during the first twelve months of the term of the bond, only accrued interest will be required to be paid (no payments of principal will be required) and an amount equal to 50% of the original principal sum of US$4,750,000 will be paid on October 31, 2011. The outstanding principal on the bond accrues interest at an annual rate of 10%. StockerYale (UK) Ltd. may prepay the bond at any time, in whole or in part, without penalty or premium. The bond is secured by all of the equity interests of Photonic Products Ltd. owned by the Company and StockerYale (UK) Ltd. as stated in the Charge Over Shares by and among the Company, StockerYale (UK) Ltd. and The Eureka Interactive Fund Ltd., which was entered into in connection with the financing. The Company used the net proceeds to make the cash payment for the acquisition of Photonic Products Ltd. The remaining proceeds will be used for transaction fees and working capital.

In connection with the bond, on October 31, 2006, the Company issued a Common Stock Purchase Warrant to Eureka to purchase 2,375,000 shares of its common stock for a purchase price of $1.15 per share. The warrant expires on the tenth anniversary of the date of issuance, on October 31, 2016. If StockerYale (UK) Ltd. prepays all amounts outstanding under the bond prior to the third anniversary of the date of issuance, then the number of shares of the Company’s common stock purchasable upon exercise of the warrant shall be changed to the following numbers: (i) 1,900,000 if the bond is repaid in full prior to the first anniversary of the date of issuance, October 31, 2007; (ii) 2,018,750 if the bond is repaid in full prior to the second anniversary of the date of issuance, October 31, 2008; and (iii) 2,137,500 if the bond is repaid in full prior to the third anniversary of the date of issuance, October 31, 2009. The aggregate purchase price of the bond and warrants of $4,750,000 was allocated between the bond and the common stock warrants based upon their relative fair market value. The purchase price allocated to the bond was $3,255,349 and the purchase price allocated to the common stock warrants was $1,494,651. The difference between the aggregate face amount of the bond of $4,750,000 and the aggregate purchase price of the bond was recorded as a debt discount of $1,494,651 and will be amortized over the life of the bond. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 4.61%, an expected life of ten years and an expected volatility of 102% with no dividend yield.

At December 31, 2006, $4,750,000 was outstanding under the bond, which has been classified as $98,958 short-term debt and $4,651,042 long-term debt and reported net of $1,430,331 of unamortized debt discount, which has been reported as long-term.

(10) TAXES

The components of the provision (benefit) for income taxes of continuing operations are as follows:

Years Ended December 31,	2006	2005
	In thousands
Current
Federal	$—	$—
State	—	—
Foreign	51	—

Sub-total	51	—
Deferred
Federal	—	—
State	—	—
Foreign	—	—
Sub-total	—	—

Total	$51	$—

STOCKERYALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax provision included in the accompanying statement of operations is as follows:

Years Ended December 31,	2006	2005
	In thousands
Continuing Operations	$51	$—
Discontinued Operations	—	—

Total	$51	$—

The following is a reconciliation of the federal income tax provision for continuing operations calculated at the statutory rate of 34% to the recorded amount:

Years Ended December 31,	2006	2005
	In thousands
Applicable statutory federal income tax benefit	$(1,737)	$(3,686)
State income taxes, net of federal income tax benefit	(271)	(651)
Non-deductible items	(172)	1,518
Foreign tax rate differential	88	—
Other	49	—
Valuation allowance	2,094	2,819

Net federal income tax provision	$51	$—

The significant items comprising the deferred tax asset and liability at December 31, 2006 and 2005 are as follows:

Years Ended December 31,	2006	2005
	In thousands
Net operating loss carry forwards	$22,640	$20,537
Foreign net operating loss carryforwards	1,340	(1,392)
Financial reporting reserves not yet deductible for tax purpose	392	669
Accelerated depreciation and property-basis differences	(1,052)	(1,242)
Other	288	158
Valuation allowance	(23,608)	(21,514)

Subtotal	$—	$—

Intangible asset-basis differences	$(1,252)	$—

Deferred tax liability	$(1,252)	$—

The Company’s deferred tax liability relates to the difference in the basis of its intangible assets acquired in a foreign jurisdiction. As of December 31, 2006, the Company had net federal operating loss carry forwards (NOLs) of approximately $56.6 million available to offset future taxable income, if any. These carry forwards expire through 2026 and are subject to review and possible adjustment by the Internal Revenue Service. The Company has foreign net operating loss carry forwards of approximately $3.3 million which expire through 2011. The Company may be subject to limitations under Section 382 of the Internal Revenue Service Code as a result of changes in ownership. The Company’s historical operating losses raise considerable doubt as to when, if ever, any of the deferred tax assets will be realized. As a result, management has provided a full valuation allowance for the net deferred tax assets.

STOCKERYALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11) STOCKHOLDERS’ EQUITY

On August 12, 2005 and August 16, 2005, in conformance with the terms of separate Stock and Warrant Purchase Agreements, the Company issued and sold (i) 2,222,222 shares of the Company’s common stock to an existing institutional investor at a per share price of $0.90 in a private placement with a warrant to purchase an aggregate of 740,741 shares of common stock at a per share exercise price of $1.17, and (ii) 625,000 shares of the Company’s common stock to another existing institutional investor at a per share price of $0.80 and a warrant to purchase an aggregate of 156,250 shares of common stock at a per share exercise price of $1.17. The Company received gross proceeds of $2,497,000 in the private placement. The warrants expire on the fifth anniversary of the date of issuance. The shares of common stock and the warrants were issued in conformance with the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 under Section 4(2). The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 4.11%; an expected life of five years; and an expected volatility of 114.67% with no dividend yield. The fair value of the warrants was calculated as $620,000.

On October 17, 2005, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission declared effective on November 3, 2005 for the resale of 1,315,612 shares of common stock issued and sold by the Company and 3,095,906 shares of common stock issuable upon exercise of warrants in order to fulfill its contractual obligations to the selling stockholders contained in the agreements relating to the August 2005 Financing, the August 2005 Waiver and Amendments, the July 2005 Waiver and Amendments and the Eureka May 2005 Financing as described in Note 9.

As of December 31, 2006, there were 6,964,057 shares reserved for warrants with the following exercise prices and expiration dates:

Shares Underlying Warrants	Exercise Price	Expiration Date
5,000	$ 1.35	2007
1,313,445	$1.38 - $3.50	2009
1,940,612	$0.80 - $1.44	2010
1,330,000	$1.38 - $3.12	2011
2,375,000	$ 1.15	2016
6,964,057

(12) ASSET IMPAIRMENT

Potential impairment charges of long-lived assets are assessed in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company recorded no expense to asset impairment charges in 2006. Total asset impairment charges of $1,397,000 relating to fixed assets were recognized in 2005. In the second quarter of 2005, the Company reduced the value of its New Hampshire corporate headquarters and manufacturing facility to fair market value through a non-cash charge of $618,000. The Company believed that the carrying value of the facility may have been impaired due to local real estate market conditions. The Company further based its belief in part on its April 2005 agreement (subsequently terminated) to sell and leaseback the facility with a buyer. The charge was computed using fair value estimates primarily based on the Purchase and Sales Agreement and fair value estimates provided by local real estate professionals. The Company subsequently sold this building to a different buyer in December 2005.

STOCKERYALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2005, the Company recorded an asset impairment charge of $295,000 on the anticipated sale of the Montreal facility based on the difference between the carrying value and the estimated sales price less selling expenses.

The Company also recorded in December 2005 asset impairment charges of $484,000 for a clean room and other equipment specifically associated with its phase mask product line. The Company tested these assets for impairment during the fourth quarter of 2005 during its budget process. These impairments were measured after comparing the carrying value of these long-lived assets to the applicable undiscounted cash flows, as defined by SFAS 144. This comparison indicated impairment, at which point the fair value of the assets were estimated using a discounted cash flow methodology. The carrying value of these assets exceeded this estimated fair value by $484,000.

(13) STOCK OPTION PLANS

In May 2004, the Company adopted the 2004 Stock Option and Incentive Plan (the 2004 Option Plan) for the purpose of issuing both Incentive Options and Nonqualified Options to officers, employees and directors of the company. A total of 2,500,000 shares of common stock were reserved for issuance under this plan. Options may be granted under the 2004 Option Plan on terms and prices as determined by the Board of Directors. The exercise price of each option will be determined by the administrator of the 2004 Option Plan. In the case of incentive stock options, the exercise price may not be less than 100% of the fair market value of the Company’s common stock on the date of grant. However, there is an exception in the case of a grant to an employee who owns more than 10% of the combined voting power of all classes of stock of the Company or any parent or subsidiary. In that case the exercise price cannot be less than 110% of the fair market value on the date of grant. For non-qualified stock options, the exercise price cannot be less than 85% of the fair market value of the Company’s common stock on the date of grant, except for grants to Independent Directors (as defined in the Plan). Section 5(c) of the Plan states that the exercise price for Independent Directors shall be equal to fair market value on the date of grant. The Plan also states that the fair market value will be determined by reference to market quotations. Each option will be exercisable after the period or periods specified in the option agreement, but no option may be exercised after the expiration of 10 years from the date of grant.

In May 2000, the Company adopted the 2000 Stock Option and Incentive Plan for the purpose of issuing both Incentive Options and Nonqualified Options to officers, employees and directors of the Company. A total of 2,800,000 shares of common stock were reserved for issuance under this plan. Options may be granted under the Option Plan on terms and at prices as determined by the Board of Directors, except that the options cannot be granted at less than 100%, or in certain circumstances not less than 110%, of the fair market value of the common stock on the date of the grant. Each option will be exercisable after the period or periods specified in the option agreement, but no option may be exercised after the expiration of 10 years from the date of grant.

In March 1996, the Company adopted the 1996 Stock Option and Incentive Plan (the 1996 Option Plan) for the purpose of issuing both Incentive Options and Nonqualified Options to officers, employees and directors of the Company. A total of 1,200,000 shares of common stock are reserved for issuance under this plan. Options may be granted under the Option Plan on terms and at prices as determined by the Board of Directors, except that the options cannot be granted at less than 100%, or in certain circumstances not less than 110%, of the fair market value of the common stock on the date of the grant. Each option will be exercisable after the period or periods specified in the option agreement, but no option may be exercised after the expiration of 10 years from the date of grant.

STOCKERYALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had 1,756,339 shares available for future grants as of December 31, 2006.

	Options Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2004	4,347,030	4.99
Granted	750	1.16
Exercised	(21,000)	0.72
Cancelled	(748,821)	6.17

Balance at December 31, 2005	3,577,959	$4.77
Granted	—
Exercised	(41,914)	0.67
Cancelled	(676,962)	4.66

Balance at December 31, 2006	2,859,083	$4.86

The following table summarizes information about the stock options outstanding as of December 31, 2006

Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 0.52 – 0.99	888,726	4.7	$0.73	806,217	$0.74
1.00 – 1.99	565,685	7.3	1.23	319,159	1.24
2.00 – 3.99	259,700	5.2	3.08	249,700	3.12
4.00 – 6.99	192,172	5.4	4.85	192,172	4.85
7.00 – 11.99	784,100	4.6	10.38	784,100	10.38
12.00 – 38.00	168,700	3.9	15.82	168,700	15.82

$ 0.52 – 38.00	2,859,083	5.2	$4.86	2,520,048	$5.36

(14) EMPLOYEE STOCK PURCHASE PLAN

In May 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the Stock Purchase Plan), which permits the eligible employees of the Company and its subsidiaries to purchase shares of the Company’s common stock, at a discount, through regular monthly payroll deductions of up to 10% of their pre-tax gross salary. Subject to adjustment for stock splits, stock dividends and similar events, a maximum of 100,000 shares of common stock may be issued under the Stock Purchase Plan. For the year ended December 31, 2006 there were no shares issued and in 2005 there were 1,672 shares issued under the Stock Purchase Plan.

(15) EMPLOYEE BENEFIT PLANS

On January 17, 1994, the Company established the StockerYale 401(k) Plan (the Plan). Under the Plan, employees are allowed to make pre-tax retirement contributions. In addition, the Company may make matching contributions, not to exceed 100% of the employee contributions, and profit sharing contributions at its discretion. The Company made matching contributions of $29,000 and $25,000 in the years ended December 31, 2006 and 2005. The Company incurred costs of approximately $1,900 and $2,000 in 2006 and 2005 to administer the Plan.

STOCKERYALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(16) DISCONTINUED OPERATIONS

In December 2005, the Company’s management and the Board of Directors made a decision to sell or close its Singapore operation as well as its fiber optic illumination and galvanometer product lines including a planned workforce reduction of 11%. Accordingly, the results of those operations have been reclassified and are included in discontinued operations. Aggregate revenues from the discontinued operations for the years ended December 31, 2006 and 2005 were $0.6 million and $3.0 million. The pre-tax income or (loss) from discontinued operations for the years ended December 31, 2006 and 2005 were approximately $0.06 million and $(1.0) million.

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

Included in the loss from discontinued operations for the year ended December 31, 2006 were charges of approximately $33,000 relating to the sale of our Fiber Optic product line. These charges were for legal expenses and incremental inventory write-downs.

On February 15, 2006, the Company completed the sale of 100% of its stock ownership in its StockerYale Asia subsidiary to Radiant Scientific Pte. Ltd. for the consideration of $1 and a note for $250,000, which was initially recorded at $0 value. The Company recorded $76,000 as income from discontinued operations during 2006 for cash collected on the note. Radiant assumed all obligations and liabilities of approximately $465,000 and assets of approximately $466,000. The assets were mainly accounts receivable and inventory. The Company has no contractual arrangements with Radiant Scientific Pte., Ltd. The Company expects to continue to sell an insignificant amount of product to previous customers of StockerYale Asia. In 2005, $257,000 was eliminated from revenue as inter-company sales.

On March 1, 2006, the Company completed the sale of its fiber optic lighting business to Techni-Quip Corp. of Pleasanton, California. For $275,000 the Company sold inventory and fixed assets valued at $275,000 and agreed to supply specialty fiber products to Techni-Quip over a five-year period with a minimum total value of $275,000 and a maximum total value of $550,000. In addition, Techni-Quip assumed company supplier purchase order obligations valued at $105,000. Those revenues would have been eliminated as inter-company sales within the illumination segment before the restructure. In 2005, $68,000 was eliminated from revenue as intercompany sales. The fiber optic illumination product line and Singapore operations were previously classified under the Company’s illumination segment. The sale to Radiant was structured as a stock sale and the sale to Techni-Quip was in the form of an asset purchase.

The Company completed its last shipment of galvanometer product in December 2006. The results of galvanometer operations for the years ended December 31, 2006 and 2005 were immaterial. On December 22, 2006, the Company signed an asset purchase agreement with a third party to provide the remaining assets of the galvanometer line in return for a royalty of 5% of sales of Galvo Pen Motors that are sold by the third party during the five years following the date of the agreement, to a maximum of $35,000.

No interest was allocated to any of the discontinued operations.

STOCKERYALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Current assets of discontinued businesses at December 31, 2006 in the accompanying balance sheet mainly represent inventory for the galvanometer product line and trade receivables from sales made from the galvanometer product line during the year. Current liabilities of discontinued businesses at December 31, 2006 in the accompanying balance sheet represent trade payables and accrued liabilities for potential cancellation charges.

(17) COMMITMENTS AND CONTINGENCIES

Lease obligation treated as financing

On December 30, 2005, the Company closed a sale-leaseback transaction on the Company’s Salem, New Hampshire headquarters with 55 Heritage LLC. The terms of the Real Estate Purchase Agreement dated November 29, 2005, as amended on December 22, 2005, between the Company and the buyer were that (i) the Company agreed to sell the property to the buyer for $4,700,000, and (ii) the Company agreed to lease from the buyer (a) approximately 32,000 square feet of the property for an initial term of five years with a rental rate during such period of $192,000 per year in base rent and (b) approximately 63,000 square feet of the property for an initial term of five years with rental rates ranging from approximately $220,500 to $315,000 per year in base rent, plus a pro rata share of all operating costs of the property. The Company plans to sublease all or part of the 63,000 square feet block of space. At the time an opportunity arises to enter into a sublease agreement with a third party, either (i) the Company will enter into a sublease with that party or (ii) the buyer will enter into a direct lease with them. The lease agreement grants the Company the option to extend the initial term for a period of five years. Because the transaction did not qualify as a sale for Generally Accepted Accounting Principles (GAAP) reporting purposes under SFAS 66, Accounting for Sales of Real Estate and SFAS 98, Accounting for Leases, the net proceeds were classified as a financing obligation. This was primarily due to the terms of the lease agreement. Accordingly, the Company continues to carry the value of the building on its balance sheet and record depreciation expense until the criteria to record a sale are met. The Company continues to account for the financing lease in accordance with the provisions of SFAS 98. During 2006, the Company recorded $318,000 as non-cash interest expense and $64,000 as an increase of the lease obligation due to a reduction in the deposit amount left with the landlord of $253,500 during 2006.

At December 31, 2006, $3,678,000 was recorded on the balance sheet as a financing lease obligation, which has been classified as $507,000 short-term obligation and $3,171,000 long-term obligation.

At December 31, 2005, $3,614,000 was recorded on the balance sheet as a financing lease obligation, which has been classified as $507,000 short-term obligation and $3,107,000 long-term obligation.

On October 26, 2005, the Company signed a sub-lease agreement with Onvio Servo, LLC for approximately 17,000 square feet of its Salem facility at a rate of $10.00 per square foot, or for $14,166.67 per month. The commencement date of the sub-lease was November 15, 2005 for a term of twelve months. The agreement also allows either party to terminate it after six months with sixty days notice to the other party. The Company received $180,600 in 2006 for sublease income, with $24,033 as a result of renting additional space leased to Onvio Servo, LLC. This sub-lease expired on November 30, 2006.

Other obligations

The Company’s Canadian subsidiary, StockerYale Canada Inc., conducts research and development, manufacturing, sales and administration from a property located at 275 Kesmark Street, Montreal, Quebec, Canada. On December 20, 2005, StockerYale Canada sold the Montreal property to a buyer for CAD $4,150,000

STOCKERYALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in gross proceeds. StockerYale Canada leases back 59,433 square feet of the Montreal property from the new owner for an initial term of ten years. StockerYale Canada paid a security deposit in the amount of CAD $502,915. The rent during the ten-year term ranges from approximately CAD $416,031 to CAD $469,521 per year plus all operating costs. StockerYale Canada has an option to extend the initial term of the lease for an additional term of five years.

Prior to the sale of the building, the Company had recorded an impairment charge of approximately $295,000, no additional gain or loss was recorded on this sale.

On May 1, 2006, the Company signed a sub-lease agreement with PyroPhotonics Lasers, Inc. for approximately 3,000 square feet of its Montreal facility at a rate of CAD $12.58 per square foot, or for CAD $3,146 per month. The commencement date of the lease was May 1, 2006 and the term is twelve months. The agreement also provides the tenant with an option to renew for one additional year upon ninety days written notice to the Company. The Company has received CAD $25,168 year-to-date for sublease income.

On January 23, 2007 the Company revised and signed a sub-lease agreement with PyroPhotonics Lasers, Inc. for approximately 9,000 square feet of its Montreal facility at a rate of Cdn $11.89 per square foot, or for Cdn $8,916.67 per month. The commencement date of the revised lease is February 1, 2007 and the term is eight years and nine months.

On October 31, 2006, the Company assumed the remaining capital lease obligations of Photonic Products Ltd., which included two leases for machines and a lease for a truck. The first machine is a five year lease beginning in August 2005. At December 31, 2006, there is approximately $215,000 remaining on this lease. The second machine is for a five year lease, beginning in October 2006. At December 31, 2006, there is approximately $180,000 remaining on the lease. The truck lease began December 2005. At December 31, 2006, there is approximately $13,000 remaining on the lease.

The Company has two other capital lease agreements. One lease is for a wire bonder which began in July 2004 for a term of five years. At December 31, 2006 there is approximately $54,000 remaining on the lease and approximately $62,000 at December 31, 2005; and a copier which began in March 2005, for a period of five years. At December 31, 2006, there was approximately $12,200 remaining on the lease and at December 31, 2005 there was approximately $13,300 remaining on the lease.

Monthly payments on these leases range from $315 per month to approximately $5,000 per month and include interest rates that range from 0% to 10.6%.

Scheduled future maturities of capital lease obligations (in thousands) for the next five years:

Due by period	2007	2008	2009	2010	2011	2012+	Less amounts representing interest	Total
Capital lease obligations	$160	$140	$123	$78	$32	—	$(96)	$437

STOCKERYALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scheduled future maturities of debt, operating and financing obligations for the next five years:

Due by period	2007	2008	2009	2010	2011	2012+	Total
	($000’s)
Debt obligations	$2,567	$2,110	$5,445	$594	$2,870	$—	$13,586
Salem lease obligations	507	444	444	413	—	—	1,808
Operating lease obligations	749	698	557	526	528	1,752	4,810

	$3,823	$3,252	$6,446	$1,533	$3,398	$1,752	$20,204

(18) LEGAL PROCEEDINGS

Beginning in May 2005, three putative securities class action complaints were filed in the United States District Court for the District of New Hampshire against the Company and Mark Blodgett, the Company’s President, Chief Executive Officer and Chairman of the Board, Lawrence Blodgett, a former director, Frances O’Brien, the Company’s former Chief Financial Officer, Richard Lindsay, the Company’s former Chief Financial Officer, and Ricardo Diaz, the Company’s former Chief Operating Officer, purportedly on behalf of some of the Company’s shareholders. The complaints, which assert claims under the Securities Exchange Act of 1934, allege that some disclosures made by the Company in press releases dated April 19, 2004 and April 21, 2004 were materially false or misleading. The complaints seek unspecified damages, as well as interest, costs, and attorney’s fees. The three complaints were consolidated into one action and assigned to a single federal judge. The Court also appointed a group of lead plaintiffs and plaintiffs’ counsel, who recently filed a consolidated amended complaint to supersede the previously filed complaints. Mr. Lindsay is not named as a defendant in the amended complaint; therefore, he is not a party to the currently pending proceeding. The consolidated amended complaint asserts claims under Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. On January 31, 2006, the Company and the individual defendants moved to dismiss all claims asserted in the consolidated amended complaint. On September 29,2006, the United States District Court for the District of New Hampshire ruled against the defendants on the motion to dismiss.

On June 17, 2005, a purported shareholder derivative action was filed in the United States District Court for the District of New Hampshire against the Company (as a nominal defendant) and Mark Blodgett, our Chief Executive Officer and Chairman of the Board, Lawrence Blodgett, a former director, and Steven Karol, Dietmar Klenner, Raymond Oglethorpe and Mark Zupan, all of whom are current directors of the company. The plaintiff derivatively claims breaches of fiduciary duty by the defendant directors and officers in connection with the disclosures made by us in press releases dated April 19, 2004 and April 21, 2004, the awarding of executive bonuses, and trading in Company common stock while allegedly in possession of material, non-public information. The court stayed the derivative action indefinitely. The action was subsequently voluntarily dismissed on procedural grounds but plaintiffs have threatened to cure the procedural defect and re-file the action.

The Company intends to vigorously contest the allegations in the securities complaint. However, due to the nature of these cases, the Company is unable to predict the outcome of this litigation or the application of, or coverage provided by, the Company’s insurance carriers.

The Company is party to various legal proceedings generally incidental to its business. Although the disposition of any legal proceedings cannot be determined with certainty, it is the Company’s opinion that any

STOCKERYALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pending or threatened litigation will not have a material adverse effect on the Company’s results of operations, cash flow or financial condition.

(19) SEGMENT INFORMATION

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

The Company operates in three segments: illumination, optical components and Photonic Products. In the illumination segment the Company acts as an independent designer and manufacturer of advanced illumination products, consisting of lasers, light emitting diodes and florescent lighting products for the inspection, machine vision, medical and military markets. The Company is a developer and manufacturer of specialty optical fiber (SOF) and diffractive optics such as phase masks used primarily in the telecommunications, defense, and medical markets by original equipment manufacturers. The Photonic Products segment distributes laser diodes and designs and manufactures custom laser diodes modules for industrial, commercial and medical applications. The policies relating to segments are the same as the Company’s corporate policies.

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

STOCKERYALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All revenues and costs associated with our discontinued businesses have been eliminated from segment reporting, so that the net effect is to report from continuing operations only.

Years Ended December 31	2006	2005
	($000’s)
Revenues:
Illumination	$15,194	$14,254
Optical components	2,569	1,949
Photonic Products	1,587	—

Total revenues	19,350	16,203

Gross profit (loss):
Illumination	5,221	4,263
Optical components	891	624
Photonic Products	579	—

Total gross profit (loss)	6,691	4,887

Operating profit (loss)
Illumination	(2,869)	(4,925)
Optical components	(849)	(1,791)
Photonic Products	36	—

Total operating profit (loss)	(3,682)	(6,716)

Current assets:
Illumination	$4,967	$5,463
Optical components	444	380
Photonic Products	3,042	—
Corporate	1,343	3,383

Total current assets	9,796	9,226

Property, plant & equipment:
Illumination	$3,212	$3,341
Optical components	3,400	3,900
Photonic Products	791	—
Corporate	3,852	4,659

Total property, plant & equipment	11,255	11,900

Intangible assets:
Illumination	$518	$826
Optical components	—	—
Photonic Products	4,173	—
Corporate	—	—

Total intangible assets	4,691	826

Goodwill:
Illumination	$2,677	$2,677
Optical components	—	—
Photonic Products	5,280	—
Corporate	—	—

Total goodwill	7,957	2,677

Other assets:
Illumination	$391	$243
Optical components	—	—
Photonic Products	—	—
Corporate	853	2

Total other assets	1,244	245

STOCKERYALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31	2006	2005
	($000’s)
Total assets:
Illumination	$11,765	$12,913
Optical components	3,844	4,280
Photonic Products	13,286	—
Corporate	6,048	8,147
Assets from discontinued operations	36	1,448

Total assets	$34,979	$26,788

Revenues by geographic area:
United States	$9,179	$8,306
Canada, Mexico & South America	2,292	2,128
Europe	5,601	4,073
Asia & the rest of the world	2,278	1,696

Total	$19,350	$16,203

The Company’s long-lived assets consist of property, plant and equipment, goodwill and intangible assets located in the following geographic locations:

Years Ended December 31	2006	2005
	($000’s)
Long-lived assets by geographic area:
United States	$8,930	$10,453
Canada	3,182	3,391
Europe	1,537	1,559
United Kingdom	10,254	—

Total	$23,903	$15,403

(20) SUBSEQUENT EVENTS

Stock and Warrant Purchase Agreement

On January 26, 2007, the Company entered into a Securities Purchase Agreement with Smithfield Fiduciary LLC, a fund which is managed by Highbridge Capital Management, LLC. Under the terms of that agreement, the Company sold and issued to Smithfield Fiduciary LLC for an aggregate purchase price of $2,300,000, (i) 2,000,000 shares of common stock of the Company at a per share purchase price of $1.15 (a discount to the 30 day trading average) and (ii) a warrant to purchase 1,000,000 shares of common stock of the Company at an exercise price of $1.72 per share. The warrant expires on the tenth anniversary of the date of issuance.

The warrant and the shares of common stock issued and sold under the agreement were issued and sold under the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 under Section 4(2) and Rule 506 of Regulation D as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the securities.

The Company and Smithfield Fiduciary LLC also entered into a Registration Rights Agreement under which the Company agreed, at its sole expense, to file a registration statement within seven business days to register for resale under the Securities Act of 1933, as amended, the shares issuable upon exercise of the warrant and the shares of common stock issued and sold to Smithfield Fiduciary LLC under the Securities Purchase Agreement. The Company filed a registration statement on Form S-3 that was declared effective February14, 2007.

The Company plans to use the net proceeds from the transaction with Smithfield Fiduciary LLC for general corporate purposes, including to invest in its information technology infrastructure and to accelerate operational improvements.

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

Item 8B.	OTHER INFORMATION

None.

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are as follows:

Name	Position	Age
Mark W. Blodgett	President, Chief Executive Officer and Chairman of the Board	50

Marianne Molleur	Senior Vice President, Chief Financial Officer, Treasurer and Clerk	58

Robert J. Drummond	Director	63

Steven E. Karol	Director	52

Dietmar Klenner	Director	52

Ben Levitan	Director	45

Raymond J. Oglethorpe	Director	62

Patrick J. Zilvitis	Director	64

Mark Zupan	Director	47

Mark W. Blodgett currently serves as the President, Chief Executive Officer and the Chairman of the Board of the Company. Mr. Blodgett has been a member of the Board of Directors and an executive officer of the Company since 1989. Mr. Blodgett worked for a private merchant bank from 1988 until 1989, was Corporate Vice President at Drexel Burnham Lambert, Inc. from 1980 until 1988 and was an associate in the area of mergers and acquisitions for Citibank N.A. from 1979 until 1980. Mr. Blodgett is actively involved in the Young Presidents Organization.

Marianne Molleur currently serves as the Senior Vice President, Chief Financial Officer, Treasurer and Clerk of the Company. Ms. Molleur served as the Company’s Corporate Controller from May 2005 through October 2005. From November 1999 through November 2004, Ms. Molleur served as Vice President, Finance and Information Technology for Brickmill Marketing Services, a direct marketing professional services firm. While at Brickmill, Ms. Molleur had management responsibilities for all financial and administrative operations and managed the information technology group. Her prior experience includes executive roles at publicly traded companies, including tenures as director of financial reporting at Ekco Group, Inc., and as controller and director of investor relations at Storage Computer Corporation and audit and tax experience as a New Hampshire CPA.

Robert J. Drummond was a co-founder of Epsilon Data Management, Inc., a marketing services firm and pioneer in the field of database marketing. During his almost thirty-year tenure at Epsilon Data Management, Mr. Drummond served in various executive officer positions, including President and Chief Executive Officer from 1992 until 1998. After the sale of Epsilon, Mr. Drummond served as the President and Chief Executive Officer of an early-stage company offering integrated CRM and data solutions to the restaurant and hospitality markets and as an Operating Partner with Advent International, a private equity firm. Mr. Drummond currently serves on the Board of Directors of three private technology companies and is on the Board of Directors for the Winchester Hospital and the Board of Trustees for Drexel University. Mr. Drummond joined the Board of Directors of the Company in 2007.

Steven E. Karol has been the Managing Partner of Watermill Ventures and Watermill Advisors, providers of investment capital and strategic and other advisory services, since 2002. In addition, Mr. Karol is the Chairman of the Board and Chief Executive Officer of HMK Enterprises, Inc., a privately-held investment company. Mr. Karol is a member of the Board of Directors of Inter-Tel Inc., Mooney Aircraft Company and J. Walter Company. Mr. Karol has been a member of the Board of Directors of the Company since 1997.

Dietmar Klenner is a co-founder and, since March 2004, Managing Partner of Argus Wealth Management AG. From July 2002 until February 2006, Mr. Klenner was Managing Partner of Meridian Global Advisors, which he also co-founded. From December 1989 until June 2002, Mr. Klenner worked for KS Securities Asset Management, which he co-founded and where he served as Chief Executive Officer and Managing Partner. Mr. Klenner has been a member of the Board of Directors of the Company since 2003.

Ben Levitan is currently a Partner at In-Q-Tel, Inc., a strategic investor in promising technology companies that support the mission of the CIA and the intelligence community. From 2001 until December 2005, Mr. Levitan was the Chief Executive Officer of EnvoyWorldWide, Inc., a venture backed communications and notification company. From 1999 until 2001, Mr. Levitan was the Chief Operating Officer of Viant Corporation, a publicly traded internet professional services firm. Mr. Levitan has been a member of the Board of Directors of the Company since 2006.

Raymond J. Oglethorpe is currently President of Oglethorpe Holdings, LLC, a private investment company, and has served on the Board of Trustees of The George Washington University since 1999. Mr. Oglethorpe served as President of America Online, Inc. from 1992 until his retirement in 2002. Prior to that time, Mr. Oglethorpe was responsible for directing the domestic and international sales, marketing and client service organization of Redgate Communications, a subsidiary of America Online, Inc. Mr. Oglethorpe has been a member of the Board of Directors of the Company since 2000. Mr. Oglethorpe has been designated by the independent members of the Board of Directors as Lead Director of the Company.

Patrick J. Zilvitis served as a consultant with Benchmarking Partners, a Boston based industry analysis and consulting firm from September 2001 until December 2004. Mr. Zilvitis served as the Chief Information Officer for Segway LLC on a consulting basis from September 2000 until June 2004. Mr. Zilvitis was employed by The Gillette Company from 1992 until 2000, where he served as the Chief Information Officer and Corporate Vice President. Since July 2000, Mr. Zilvitis has also served as a member of the Board of Directors of ANSYS, Inc., a publicly-traded engineering software company. Mr. Zilvitis has been a member of the Board of Directors of the Company since 2004.

Mark Zupan has served as the Dean of the William E. Simon Graduate School of Business Administration at the University of Rochester since January 2004. From 1997 until January 2004, Mr. Zupan was a Dean and Professor of Economics at the University of Arizona. Mr. Zupan also serves as a member of the Board of Directors of PAETEC Holding Corp., a publicly-traded company that provides worldwide communications services. Mr. Zupan has been a member of the Board of Directors of the Company since 2004.

There are no family relationships among our directors and executive officers.

Involvement in Legal Proceedings

On May 24, 2005, the SEC gave final approval to a settlement with the Company and Mark Blodgett, the Company’s President, Chief Executive Officer and Chairman of the Board, thereby resolving an investigation being conducted by the SEC into certain disclosures made by the Company in press releases dated April 19, 2004 and April 21, 2004. Contemporaneous with the approval of the settlement, the SEC filed a complaint and consent to judgment against the Company and Mr. Blodgett in the United States District Court for the District of Columbia. The complaint contained allegations regarding the accuracy of certain disclosures in the Company’s press releases dated April 19, 2004 and April 21, 2004 and regarding certain stock sale transactions by Mr. Blodgett. Without admitting or denying the SEC’s allegations, both the Company and Mr. Blodgett consented to the entry of an order requiring that they cease and desist from violating Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. In addition, the settlement with the SEC required certain monetary payments on behalf of Mr. Blodgett and that the Company maintain comprehensive written policies concerning public communications and trading in securities by Company insiders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the directors and executive officers of the Company and persons who beneficially own more than 10% of a registered class of the Company’s equity securities (collectively, the “Reporting Persons”) to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Based solely upon a review of copies of those reports and any amendments to the reports or other written representations from the Reporting Persons, the Company believes that, during the fiscal year ended December 31, 2006, all Reporting Persons complied with the applicable requirements of Section 16(a) of the Exchange Act. There are no known failures to file a required Form 3, Form 4 or Form 5.

Code of Business Conduct and Ethics

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

Changes in Director Nomination Procedures

During the quarters ended September 30, 2006 and December 31, 2006, we made no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Audit Committee

The Board of Directors has designated an Audit Committee of the Board of Directors (the “Audit Committee”) which was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and currently consists of Messrs. Steven E. Karol, Ben Levitan and Patrick J. Zilvitis, each of whom have been determined by the Board of Directors to be an “independent director”, as defined in Nasdaq Rule 4200(a)(15), to satisfy the heightened independence requirements of the SEC applicable to all members of a registrant’s Audit Committee and to otherwise satisfy the applicable audit committee membership requirements promulgated by the SEC and Nasdaq. Steven E. Karol is Chairman of the Audit Committee. In addition, the Board of Directors has determined that Steven E. Karol is an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-B of the SEC.

Item 10.	EXECUTIVE COMPENSATION

The following table presents compensation information for the year ended December 31, 2006 for the person who served as our principal executive officer and each of our two other most highly compensated executive officers whose total compensation was more than $100,000 (collectively, the “Named Executives”).

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Mark W. Blodgett, President, Chief Executive Officer and Chairman of the Board	2006	$340,000		—	$58,375	$70,248	—		$37,767	(3)	$506,390
Marianne Molleur, Senior Vice President, Chief Financial Officer, Treasurer and Clerk	2006	$162,995		—	$29,444	$0	—		$3,750	(4)	$196,189
Luc Many, Senior Vice President of Operations of StockerYale, Canada, Inc.	2006	$142,912	(5)	—	$10,688	$11,090	$52,782	(6)	—		$217,472

(1)	See Note 3 of the consolidated financial statements of the Company contained in Item 7 of this Annual Report on Form 10-KSB regarding assumptions underlying valuation of equity awards.

(2)	See Note 3 of the consolidated financial statements of the Company contained in Item 7 of this Annual Report on Form 10-KSB regarding assumptions underlying valuation of equity awards.

(3)	Includes a $1,917 matching contribution paid in cash by the Company to Mr. Blodgett’s 401(k) plan, $26,400 paid as a car allowance and $9,450 paid for dues to the Young Presidents Organization.

(4)	Includes a $3,750 matching contribution paid in cash by the Company to Ms. Molleur’s 401(k) plan.

(5)	Compensation was paid in Canadian dollars, and was converted to U.S. dollars with an average rate for 2006 of .88217 U.S. Dollars to 1 Canadian dollar.

(6)	Paid according to the 2006 bonus plan described below under “Employment Agreements.”

Employment Agreements

We do not have a written employment agreement with Mark W. Blodgett, our President, Chief Executive Officer and Chairman of the Board, other than the separation agreement described below in the section titled “Potential Payments Upon Termination or Change-in-Control.” In November 2006, in order to reward Mr. Blodgett for achieving strategic milestones, to provide a cost-of-living increase and to ensure that his compensation remains competitive, we increased Mr. Blodgett’s annual base salary from $340,000 to $410,000 and eliminated his car allowance.

We entered into an offer letter with Marianne Molleur on April 28, 2005 in connection with her initial employment as our Corporate Controller. On October 27, 2005, Ms. Molleur was appointed Senior Vice President, Chief Financial Officer, Treasurer and Clerk of the Company, and in connection with this promotion we increased Ms. Molleur’s annual base salary to $150,000. In November 2006, we increased Ms. Molleur’s annual base salary from $150,000 to $175,000 in order to reward Ms. Molleur for her hard work, provide for a cost of living increase and ensure that her compensation remains competitive. On July 1, 2005, we granted Ms. Molleur 10,000 shares of our common stock under our 2004 Stock Option and Incentive Plan (the “2004 Plan”). On October 28, 2005, we granted Ms. Molleur an additional 40,000 shares of our common stock under the 2004 Plan in connection with her promotion to Chief Financial Officer. The shares of common stock granted to Ms. Molleur in July 2005 and October 2005 are restricted and vest at the rate of 25% on each anniversary of the date of grant until fully vested on the fourth anniversary of the date of grant.

Our wholly owned subsidiary, StockerYale Canada Inc., entered into an employment agreement dated May 13, 1998 with Mr. Luc Many, our Senior Vice-President of Operations of StockerYale Canada. Mr. Many’s employment agreement provided for an initial base salary of CAD $150,000 per year, participation by Mr. Many in the Company’s employee benefit plans in effect for its senior executives and participation by Mr. Many in any stock option or grant plan in effect from time to time for the Company’s senior executives. On January 20, 2006, we extended the term of Mr. Many’s employment agreement for an additional year and increased his annual base salary to CAD$162,000 (U.S.$142,915). According to Mr. Many’s extended employment agreement, he was eligible to earn a bonus in 2006 determined as follows: (i) CAD $0.0022 on all sales of StockerYale Canada during 2006, payable monthly; and (ii) a quarterly bonus based on whether StockerYale Canada achieved a gross profit in each quarter of 2006 in accordance with the 2006 budget of StockerYale Canada. The gross profit per quarter contained in the StockerYale Canada 2006 budget was (i) $1.701 million for the first quarter, (ii) $2.024 million for the second quarter, (iii) $2.062 million for the third quarter, and (iv) $2.313 million for the fourth quarter. If StockerYale Canada achieved a gross profit equal to the amount stated in the StockerYale Canada budget, then Mr. Many would earn a bonus equal to $6,000 in the applicable quarter. If StockerYale Canada achieved a gross profit that was greater or less than the amount forecasted, then Mr. Many’s bonus would be increased or decreased proportionally depending on the actual gross profit achieved as compared to the gross profit forecasted. Mr. Many was paid a total bonus of $52,782 during 2006 under the terms of the agreement and bonus plan.

Terms of Restricted Stock Awards

We have a policy of annually granting shares of restricted stock to our executive officers on July 1st of each year. This practice ensures that we are consistent from year-to-year and that the grants are made without regard to anticipated earnings or other major announcements by us. Shares of restricted stock vest only upon the satisfaction of a continued service requirement and therefore serve to retain key executives, as well as reward them. On July 1, 2006, we granted (i) 200,000 shares of restricted stock to Mr. Blodgett under our 2004 Plan, (ii) 120,000 shares of restricted stock to Ms. Molleur under our 2004 Plan, and (iii) 40,000 shares of restricted stock to Mr. Many under our 2004 Plan. Restrictions on all the shares of restricted stock lapse as to 25% of the shares per annum on each of the first, second, third and fourth anniversary of the date of grant.

Stock Option and Incentive Plans

According to the Amended and Restated 1996 Stock Option and Incentive Plan, upon the termination of employment or business relationship of a participant under the 1996 Plan by reason of death or disability, including Mark W. Blodgett and Luc Many, each stock option outstanding for that participant will automatically and immediately become fully exercisable. In addition, if that should happen, any shares of restricted stock awarded will automatically and immediately become fully vested. Also under the terms of the Plan, upon the occurrence of a “Change of Control” (as defined), all outstanding stock options granted, and all shares of restricted stock granted including those granted to Mr. Blodgett and Mr. Many, will automatically and immediately become fully vested. Upon a merger transaction or sale of all or substantially all of the assets of the Company, the Board of Directors of the Company or of any corporation assuming the obligations of the Company may take certain actions with respect to outstanding stock options granted under the 1996 Plan.

According to the 2000 Stock Option and Incentive Plan, as amended, upon a “Change of Control”, the dissolution or liquidation of the Company, the sale of all or substantially all of the assets of the Company, a merger, or other similar transactions, all outstanding stock options and all stock appreciation rights awarded under the Plan, including those granted to Mark W. Blodgett and Luc Many, automatically and immediately become fully exercisable. In addition, all other awards made under the Plan that contain conditions and restrictions relating solely to the passage of time become fully vested and cannot be forfeited as of the effective time of the “Change of Control” .

According to the 2004 Plan, upon a “Change of Control” or a “Sale Event,” as defined, all outstanding stock options granted and all stock appreciation rights awarded, including those granted to Mark W. Blodgett and Luc Many, will automatically and immediately become fully exercisable. In addition, the restrictions on all “Restricted Stock Awards”, “Deferred Stock Awards” and “Performance Share Awards”, as defined in the Plan, which relate solely to the passage of time and continued employment will automatically be removed.

The following table includes certain information with respect to the value of all unexercised options and restricted stock awards previously granted to the Named Executives at December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have not Vested ($)
Mark W. Blodgett	60,000 70,000 190,000 40,000 310,000 125,400 74,000 101,000 74,250 10,000 100,000	(1)	0 0 0 0 0 0 0 0 24,750 10,000 100,000	$ $ $ $ $ $ $ $ $ $ $	0.6875 0.8125 0.8465 3.7812 11.75 4.85 0.73 1.30 0.63 2.06 1.22	1/1/2009 4/1/2009 5/20/2009 2/1/2010 4/2/2011 5/15/2012 10/1/2012 1/6/2013 8/15/2013 5/17/2014 7/30/2014	312,500	(3)	$400,000

Marianne Molleur	0		0		$0	N/A	162,500	(4)	$208,000

Luc Many	28,000 20,000 30,000 35,000 6,600 20,000 26,250 17,500	(2)	0 0 0 0 0 0 8,750 17,500	$ $ $ $ $ $ $ $	0.8125 3.7813 11.75 7.20 4.85 0.73 0.63 1.22	4/1/2009 2/1/2010 4/2/2011 4/1/2012 5/15/2012 10/1/2012 8/15/2013 7/30/2014	58,750	(5)	$75,200

(1)	Mark Blodgett has the right to exercise (i) 24,750 options on August 15, 2007 at $0.63 per share, (ii) 5,000 options on May 17, 2007 at $2.06 per share, (iii) 5,000 options on May 17, 2008 at $2.06 per share, (iv) 50,000 options on July 30, 2007 at $1.22 per share, and (v) 50,000 options on July 30, 2008 at $1.22 per share.

(2)	Luc Many has the right to exercise (i) 8,750 options on August 15, 2007 at $0.63 per share, (ii) 8,750 options on July 30, 2007 at $1.22 per share, and (iii) 8,750 options on July 30, 2008 at $1.22 per share.

(3)	From a 2005 grant, Mark Blodgett has 37,500 shares of restricted stock vesting on July 1, 2007, 37,500 shares of restricted stock vesting on July 1, 2008 and 37,500 shares of restricted stock vesting on July 1, 2009. From a 2006 grant, Mr. Blodgett has 50,000 shares of restricted stock vesting on July 1, 2007, 50,000 shares of restricted stock vesting on July 1, 2008, an additional 50,000 shares of restricted stock vesting on July 1, 2009 and the final 50,000 shares of restricted stock vesting on July 1, 2010.

(4)	From 2005 grants, Marianne Molleur has 2,500 shares of restricted stock vesting on July 1, 2007, 10,000 shares of restricted stock vesting on October 28, 2007, 2,500 shares of restricted stock vesting on July 1, 2008, 10,000 shares of restricted stock vesting on October 28, 2008, 2,500 shares of restricted stock vesting on July 1, 2009 and 10,000 shares of restricted stock vesting on October 28, 2009. From a 2006 grant, Ms. Molleur has 30,000 shares of restricted stock vesting on July 1, 2007, 30,000 shares of restricted stock vesting on July 1, 2008, 30,000 shares of restricted stock vesting on July 1, 2009 and the final 30,000 shares of restricted stock vesting on July 1, 2010.

(5)	From a 2005 grant, Luc Many has 6,250 shares of restricted stock vesting on July 1, 2007, 6,250 shares of restricted stock vesting on July 1, 2008 and the final 6,250 shares of restricted stock vesting on July 1, 2009. From a 2006 grant, Mr. Many has 10,000 shares of restricted stock vesting on July 1, 2007, 10,000 shares of restricted stock vesting on July 1, 2008, 10,000 shares of restricted stock vesting on July 1, 2009 and the final 10,000 shares of restricted stock vesting on July 1, 2010.

Potential Payments Upon Termination or Change-in-Control

The Company has entered into a separation agreement with Mark W. Blodgett, the Company’s President, Chief Executive Officer, and Chairman of the Board. The separation agreement provides for a one-time, lump sum severance payment upon termination of employment by the Company other than for “Cause” or termination as a result of a “Change of Control”, each as defined in the separation agreement, or upon termination of employment by Mr. Blodgett for “Good Reason”, also as defined in the separation agreement. According to the terms of the separation agreement, Mr. Blodgett is entitled to receive a lump sum payment equal to his annual salary in effect should any of the above events occur.

Under the terms of the employment agreement between Luc Many and StockerYale Canada, Inc., dated May 13, 1998, after the end of the initial term of three years, the employment agreement automatically renews for periods of one year on each anniversary, unless either party elects not to renew the agreement. If we elect not to renew the agreement with Mr. Many, or if we offer to renew the agreement on terms and conditions that are not substantially similar to those stated in the agreement, and as a result, Mr. Many elects not to renew the agreement, we must pay a lump sum payment equal to his annual salary on the effective date of his termination. In addition, if we terminate Mr. Many’s employment without Cause (as defined in the agreement), (i) we must pay him an amount equal to his annual base salary in a single lump sum payment within five days of such termination, (ii) we must continue his medical and dental plans for a period of twelve months, and (iii) for a period not to exceed twelve months, we must provide him career consulting services in an amount not to exceed CAD $7,500

Director Compensation

The following table provides compensation information for the one year period ended December 31, 2006 for each member of our Board of Directors.

Name	Stock Awards ($)		Option Awards ($)		Total ($)
Robert J. Drummond	$0	(1)	$0		$0
Steven E. Karol	$14,042	(2)	$8,525	(8)	$22,567
Dietmar Klenner	$12,036	(3)	$6,820	(9)	$18,856
Ben Levitan	$934	(4)	$0		$934
Raymond J. Oglethorpe	$14,042	(5)	$8,525	(10)	$22,567
Patrick J. Zilvitis	$12,036	(6)	$7,330	(11)	$19,336
Mark Zupan	$12,036	(7)	$3,953	(12)	$15,989

(1)	From a 2007 grant, Mr. Drummond has 1,497 shares of restricted stock vesting on February 8, 2008, 1,497 shares of restricted stock vesting on February 8, 2009, 1,497 shares of restricted stock vesting on February 8, 2010 and the last 1,496 shares of restricted stock vesting on February 8, 2011.

(2)	From a 2005 grant, Mr. Karol has 11,987 shares of restricted stock vesting on May 31, 2007, 11,986 shares of restricted stock vesting on May 31, 2008 and the last 11,987 shares of restricted stock vesting on May 31, 2009. From a 2006 grant, Mr. Karol has 7,743 shares of restricted stock vesting on May 23, 2007, 7,743 shares of restricted stock vesting on May 23, 2008, 7,744 shares of restricted stock vesting on May 23, 2009 and the last 7,743 shares of restricted stock vesting on May 23, 2010.

(3)	From a 2005 grant, Mr. Klenner has 10,274 shares of restricted stock vesting on May 31, 2007, 10,274 shares of restricted stock vesting on May 31, 2008 and the last 10,274 shares of restricted stock vesting on May 31, 2009. From a 2006 grant, Mr. Klenner has 6,637 shares of restricted stock vesting on May 23, 2007, 6,637 shares of restricted stock vesting on May 23, 2008, 6,338 shares of restricted stock vesting on May 23, 2009 and the last 6,337 shares of restricted stock vesting on May 23, 2010.

(4)	From a 2006 grant, Mr. Levitan has 4,340 shares of restricted stock vesting on October 16, 2007, 4,340 shares of restricted stock vesting on October 16, 2008, 4,340 shares of restricted stock vesting on October 16, 2009 and the last 4,340 shares of restricted stock vesting on October 16, 2010.

(5)	From a 2005 grant, Mr. Oglethorpe has 11,987 shares of restricted stock vesting on May 31, 2007, 11,986 shares of restricted stock vesting on May 31, 2008 and the last 11,987 shares of restricted stock vesting on May 31, 2009. From a 2006 grant, Mr. Oglethorpe has 7,743 shares of restricted stock vesting on May 23, 2007, 7,743 shares of restricted stock vesting on May 23, 2008, 7,744 shares of restricted stock vesting on May 23, 2009 and the last 7,743 shares of restricted stock vesting on May 23, 2010.

(6)	From a 2005 grant, Mr. Zilvitis has 10,274 shares of restricted stock vesting on May 31, 2007, 10,274 shares of restricted stock vesting on May 31, 2008 and the last 10,274 shares of restricted stock vesting on May 31, 2009. From a 2006 grant, Mr. Zilvitis has 6,637 shares of restricted stock vesting on May 23, 2007, 6,637 shares of restricted stock vesting on May 23, 2008, 6,338 shares of restricted stock vesting on May 23, 2009 and the last 6,337 shares of restricted stock vesting on May 23, 2010.

(7)	From a 2005 grant, Mr. Zupan has 10,274 shares of restricted stock vesting on May 31, 2007, 10,274 shares of restricted stock vesting on May 31, 2008 and the last 10,274 shares of restricted stock vesting on May 31, 2009. From a 2006 grant, Mr. Zupan has 6,637 shares of restricted stock vesting on May 23, 2007, 6,637 shares of restricted stock vesting on May 23, 2008, 6,338 shares of restricted stock vesting on May 23, 2009 and the last 6,337 shares of restricted stock vesting on May 23, 2010.

(8)	As of December 31, 2006, Mr. Karol held 77,100 fully vested stock options.

(9)	As of December 31, 2006, Mr. Klenner held 30,000 fully vested stock options.

(10)	As of December 31, 2006, Mr. Oglethorpe held 83,500 fully vested stock options.

(11)	As of December 31, 2006, Mr. Zilvitis held 26,667 fully vested stock options.

(12)	As of December 31, 2006, Mr. Zupan held 8,493 fully vested stock options.

Under the Company’s Policy Regarding Compensation of Independent Directors, each director who is not an employee of the Company or of any subsidiary of the Company (an Independent Director) and is serving as a director on the fifth business day after the Annual Meeting of shareholders of the Company will automatically be granted a restricted stock award for the number of shares of the Company’s common stock equal to a market value of $30,000, based upon the closing price per share (as reported on the Nasdaq Global Market or other market or exchange on which shares of the Company’s common stock are listed or quoted for trading) on the date of grant. An Independent Director who is also the Chair of a committee of the Board will receive an additional restricted stock award for a market value of $5,000, The shares of restricted stock awarded are subject to forfeiture upon an Independent Director’s termination as a director for any reason. The restrictions will lapse at the rate of 25% per year so that the shares become fully vested on the fourth anniversary of the date of grant. The restrictions will also lapse with respect to 100% of the shares on the date the Company achieves positive cash flow from operations for two consecutive fiscal years. The restricted stock awards granted to the Independent Directors are subject to the terms and conditions of the 2004 Stock Option and Incentive Plan, as amended, and the Restricted Stock Agreement to be entered into between the Company and the recipient of an award at the time such award is made. The Company also reimburses Independent Directors for their reasonable, out-of-pocket expenses incurred in connection with traveling to and attending Board meetings. Directors who are employees of the Company are not separately compensated for their services as a director. As a result, Mr. Blodgett receives no compensation as a director.

Each of the directors has entered into an indemnification agreement with the Company providing that the Company shall indemnify the director to the fullest extent authorized or permitted by applicable law in the event that the director is involved in any threatened, pending or completed action, suit or proceeding, whether brought by or in the right of the Company or by any other party and whether of a civil, criminal, administrative or investigative nature, by reason of the fact that the director is or was a director of the Company, or is or was serving at the request of the Company as a director, officer, employee, trustee, partner or other agent of another organization or other enterprise, against all expenses, judgments, awards, fines and penalties, provided that (i) the director acted in good faith and in a manner in which the director reasonably believed to be in, or not opposed to, the best interests of the Company, (ii) in a criminal matter, the director had no reasonable cause to believe that his conduct was unlawful and (iii) the director is not adjudged liable to the Company.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of February 28, 2007 (unless otherwise indicated), with respect to the beneficial ownership of the Company’s common stock by the following persons:

•	each person known by the Company to beneficially own more than 5% of the outstanding shares of the Company’s common stock;

•	each of the Company’s directors;

•	each of the Named Executives (as defined above under Item 10. “Executive Compensation”); and

•	all of the current executive officers and directors as a group.

For purposes of the following table, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise noted in the footnotes to the table, the Company believes that each person or entity named in the table has sole voting and investment power with respect to all shares of the Company’s common stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Under the SEC’s rules, shares of common stock issuable under options that are exercisable on or within 60 days after February 28, 2007 (“Presently Exercisable Options”) or under warrants that are exercisable on or within 60 days after February 28, 2007 (“Presently Exercisable Warrants”) are deemed outstanding and are therefore included in the number of shares reported as beneficially owned by a person or entity named in the table and are used to compute the percentage of the Company’s common stock beneficially owned by that person or entity. These shares are not, however, deemed outstanding for computing the percentage of the Company’s common stock beneficially owned by any other person or entity. Unless otherwise indicated, the address of each person listed in the table is c/o StockerYale, Inc., 32 Hampshire Road, Salem, New Hampshire 03079.

The percentage of the Company’s common stock beneficially owned by each person or entity named in the following table is based on 35,329,866 shares of StockerYale common stock outstanding as of February 28, 2007 plus any shares issuable upon exercise of Presently Exercisable Options and Presently Exercisable Warrants held by such person or entity.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Number of Shares		Percentage of Class
5% Shareholders
Smithfield Fiduciary LLC c/o Harmonic Fund Services The Cayman Corporate Center, 4th Floor 27 Hospital Road George Town, Grand Cayman Cayman Islands, British West Indies	1,944,800	(1)	5.5%
Lewis Asset Management, Corp. 45 Rockefeller Plaza Suite 2570 New York, NY 10111	2,020,371	(2)	5.7%
Scott A. Fine c/o Empire GP LLC 1 Gorham Island Road Westport, CT 06880	2,852,600	(3)	8.1%
Peter J. Richards c/o Empire GP LLC 1 Gorham Island Road Westport, CT 06880	2,852,600	(4)	8.1%
Antony Brian Pope	2,412,280	(5)	6.8%
Johanna Pope	2,412,280	(6)	6.8%
Directors and Named Executives
Mark W. Blodgett	3,888,677	(7)	10.7%
Robert J. Drummond	5,987		*
Steven E. Karol	188,519	(8)	*
Dietmar Klenner	107,645	(9)	*
Ben Levitan	22,360		*
Raymond J. Oglethorpe	230,627	(10)	*
Patrick J. Zilvitis	98,312	(11)	*
Mark Zupan	76,138	(12)	*
Marianne Molleur	179,500		*
Luc Many	373,828	(13)	1.1%
All directors and current executive officers as a group (9 persons)	4,797,765	(14)	13.1%

*	Less than 1%.

(1)	Based solely on information provided in Schedule 13G filed with the SEC by Smithfield Fiduciary LLC on February 22, 2007. Includes 95,000 shares issuable upon exercise of Presently Exercisable Warrants. Each of Smithfield Fiduciary LLC, Highbridge International LLC, Highbridge Master L.P., Highbridge Capital Corporation, Highbridge Capital L.P., Highbridge GP, Ltd., Highbridge GP, LLC, Highbridge Capital Management, LLC, Glenn Dubin and Harry Swieca (collectively, the “Smithfield Parties”) may be deemed the beneficial owner of the shares and Presently Exercisable Warrants owned by Smithfield Fiduciary LLC. Smithfield Fiduciary LLC is a wholly-owned subsidiary of Highbridge International LLC. Highbridge International LLC is a subsidiary of Highbridge Master L.P. Highbridge Capital Corporation and Highbridge Capital L.P. are limited partners of Highbridge Master L.P. Highbridge GP, Ltd. is the General Partner of Highbridge Master L.P. Highbridge GP, LLC is the General Partner of Highbridge Capital L.P. Highbridge Capital Management, LLC is the trading manager of Smithfield Fiduciary LLC, Highbridge International LLC, Highbridge Capital Corporation, Highbridge Capital L.P. and Highbridge Master L.P. Glenn Dubin is a Co-Chief Executive Officer of Highbridge Capital Management, LLC. Henry Swieca is a Co-Chief Executive Officer of Highbridge Capital Management, LLC. Each of Highbridge Capital Management, LLC, Highbridge GP, Ltd., Highbridge GP, LLC, Glenn Dubin and Henry Swieca disclaims beneficial ownership of the shares owned by Smithfield Fiduciary LLC and Highbridge International LLC.

(2)	Based solely on information provided in Schedule 13G filed with the SEC by Lewis Asset Management, Corp. on January 4, 2007.

(3)	Based solely on information provided in Schedule 13G filed with the SEC by Scott A. Fine and Peter J. Richards on February 14, 2007. Includes 1,436,820 shares owned directly by Empire Capital Partners, L.P. and 1,415,780 shares owned directly by Empire Capital Partners, Ltd., Charter Oak Partners, L.P. and Charter Oak Partners II, L.P. Empire Capital Management, L.L.C. is the investment manager of Empire Capital Partners, Ltd., Charter Oak Partners, L.P. and Charter Oak Partners II, L.P, and Empire GP, L.L.C. is the general partner of Empire Capital Partners, L.P. Mr. Fine, as a member, directs the operation of Empire GP, L.L.C. and Empire Capital Management, L.L.C. and may be deemed to be the beneficial owner of the shares beneficially owned by Empire Capital Partners, L.P., Empire Capital Partners, Ltd., Charter Oak Partners, L.P. and Charter Oak Partners II, L.P.

(4)	Based solely on information provided in Schedule 13G filed with the SEC by Scott A. Fine and Peter J. Richards on February 14, 2007. Includes 1,436,820 shares owned directly by Empire Capital Partners, L.P. and 1,415,780 shares owned directly by Empire Capital Partners, Ltd., Charter Oak Partners, L.P. and Charter Oak Partners II, L.P. Empire Capital Management, L.L.C. is the investment manager of Empire Capital Partners, Ltd., Charter Oak Partners, L.P. and Charter Oak Partners II, L.P, and Empire GP, L.L.C. is the general partner of Empire Capital Partners, L.P. Mr. Richards, as a member, directs the operation of Empire GP, L.L.C. and Empire Capital Management, L.L.C. and may be deemed to be the beneficial owner of the shares beneficially owned by Empire Capital Partners, L.P., Empire Capital Partners, Ltd., Charter Oak Partners, L.P. and Charter Oak Partners II, L.P.

(5)	Based solely on information provided in Schedule 13G filed with the SEC by Antony Brian Pope and Johanna Pope on February 12, 2007. Includes 964,912 shares owned directly by Mr. Pope and 1,447,368 shares owned directly by Johanna Pope, Mr. Pope’s wife. Mr. Pope may be deemed to beneficially the shares owned directly by Mrs. Pope.

(6)	Based solely on information provided in Schedule 13G filed with the SEC by Antony Brian Pope and Johanna Pope on February 12, 2007. Includes 1,447,368 shares owned directly by Mrs. Pope and 964,912 shares owned directly by Antony Brian Pope, Mrs. Pope’s husband. Mrs. Pope may be deemed to beneficially own the shares owned directly by Mr. Pope.

(7)	Includes 1,154,650 shares issuable upon exercise of Presently Exercisable Options and 21,154 shares issuable upon exercise of Presently Exercisable Warrants.

(8)

Includes 77,100 shares issuable upon exercise of Presently Exercisable Options. Also includes 20,000 shares held by HMK Enterprises, Inc. Mr. Karol is Chairman of the Board and Chief Executive Officer of HMK Enterprises, Inc.

and by virtue of Mr. Karol’s voting and investment power of the shares held by HMK Enterprises, Inc., Mr. Karol may be deemed to have beneficial ownership of such shares.

(9)	Includes 30,000 shares issuable upon exercise of Presently Exercisable Options.

(10)	Includes 83,500 shares issuable upon exercise of Presently Exercisable Options and 8,462 shares issuable upon exercise of Presently Exercisable Warrants. Also includes 15,000 shares held by the Oglethorpe Family Limited Partnership (the “Partnership”). Mr. Oglethorpe is the General Partner of the Partnership and, by virtue of Mr. Oglethorpe’s voting and investment power over the shares held by the Partnership, Mr. Oglethorpe may be deemed to have beneficial ownership of such shares.

(11)	Includes 26,667 shares issuable upon exercise of Presently Exercisable Options.

(12)	Includes 8,493 shares issuable upon exercise of Presently Exercisable Options.

(13)	Includes 183,350 shares issuable upon exercise of Presently Exercisable Options.

(14)	Includes 1,285,410 shares issuable upon exercise of Presently Exercisable Options and 124,616 shares issuable upon exercise of Presently Exercisable Warrants.

Equity Compensation Plan Information as of December 31, 2006

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2006.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,859,083	$4.86	1,756.339
Equity compensation plans not approved by security holders	—	—	—
Total	2,859,083		1,756,339

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Transactions

Smithfield Fiduciary LLC Financing

On January 26, 2007, we entered into a Securities Purchase Agreement with Smithfield Fiduciary LLC, a fund of which Highbridge Capital Management, LLC is the trading manager. Pursuant to the terms of the purchase agreement, for an aggregate purchase price of $2,300,000, we sold and issued to Smithfield Fiduciary LLC (i) 2,000,000 shares of common stock at a per share purchase price of $1.15 (a discount to the 30 day trading average) and (ii) a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $1.72 per share. The warrant expires on the tenth anniversary of the date of issuance. We also entered into a Registration Rights Agreement with Smithfield under which we agreed, at our sole expense, within seven business days, to file a registration statement to register for resale under the Securities Act of 1933, as amended, the shares issuable upon exercise of the warrant and the shares of common stock issued and sold to Smithfield Fiduciary LLC pursuant to the purchase agreement. Smithfield Fiduciary LLC, together with its affiliates, owns more than 5% of our outstanding common stock.

Acquisition of Photonic Products Ltd.

On October 31, 2006, we entered into a Stock Purchase Agreement by and among us, StockerYale (UK) Limited, our wholly owned subsidiary, and the stockholders of Photonic Products Ltd., a privately held company located in England. Under the Purchase Agreement, we and StockerYale (UK) agreed to buy all of the issued and outstanding shares of Photonic Product’s capital stock from the stockholders of Photonic Products, for (i) US$4,250,000 of cash in the aggregate from StockerYale (UK) to the stockholders of Photonic Products, (ii) bonds issued by StockerYale (UK) to each of the stockholders of Photonic Products with an aggregate initial principal amount equal to US$2,400,000, (iii) 2,680,311 shares of our common stock issued to the stockholders of Photonic Products and (iv) certain payments to the stockholders of Photonic Products in an amount up to 439,966 pounds sterling aggregate assuming certain financial targets are met over the next three years, such payments to be made in either cash or shares of our common stock, at our sole discretion. Upon completion of the acquisition of Photonic Products, we owned 26.88% of Photonic Products and StockerYale (UK) owned 73.12% of Photonic Products.

The outstanding principal under the bonds accrues interest at an annual rate of 1% above the LIBOR rate as determined on the first business day of each month. StockerYale (UK) may elect to prepay the bonds at any time, in whole or in part, without penalty or premium. If StockerYale (UK) fails to make any payments under the bonds, the former Photonic stockholders will then have the right to require payment from us in the form of newly issued shares of our common stock in accordance with the terms of the purchase agreement. All unpaid principal plus accrued but unpaid interest under the bonds is due on October 31, 2009.

Immediately after completion of the acquisition, on October 31, 2006, we contributed, transferred, and delivered to StockerYale (UK) 100% of the equity interests of Photonic Products owned by us, comprising 26.88% of the equity interests of Photonic Products, and in consideration therefor, StockerYale (UK) assumed our obligation to pay the contingent payments that are due under the purchase agreement.

The former stockholders of Photonic Products were Antony Brian Pope, Johanna Pope and Damon Cookman. As a result of the acquisition of Photonic Products, Mr. and Mrs. Pope became the beneficial owners of more than 5% of our outstanding common stock.

The Eureka Interactive Fund Financing—2006

On October 31, 2006, StockerYale (UK) issued a 10% Senior Fixed Rate Secured Bond to The Eureka Interactive Fund Limited, in the original principal amount of US$4,750,000. The Eureka bond is due on October 31, 2011. StockerYale (UK) agreed to make payments of principal and interest as follows: (i) an amount equal to 50% of the original principal sum of US$4,750,000 will be paid on October 31, 2011; and (ii) the remaining amount of the Eureka bond will be paid over the term of the Eureka bond, provided, however, that during the first twelve months of the term of the Eureka Bond, only accrued interest will be required to be paid (no payments of principal will be required to be made). The outstanding principal on the Eureka bond accrues interest at an annual rate of 10%. StockerYale (UK) may prepay the Eureka bond at any time, in whole or in part, without penalty or premium. The Eureka bond is secured by all of the equity interests of Photonic Products owned by us and StockerYale (UK) as set forth in the Charge Over Shares by and among us, StockerYale (UK) and Eureka, which was entered into in connection with the Eureka financing.

In connection with the Eureka bond, on October 31, 2006, we issued a warrant to Eureka to purchase 2,375,000 shares of our common stock for a purchase price of $1.15 per share. The warrant expires on the tenth anniversary of the date of issuance. If StockerYale (UK) prepays all amounts outstanding under the Eureka bond prior to the third anniversary of the date of issuance, then the number of shares of our common stock purchasable upon exercise of the warrant shall be changed to the following numbers: (i) 1,900,000 if the Eureka bond is repaid in full prior to the first anniversary of the date of issuance; (ii) 2,018,750 if the Eureka bond is repaid in full prior to the second anniversary of the date of issuance; and (iii) 2,137,500 if the Eureka bond is repaid in full prior to the third anniversary of the date of issuance. We used the net proceeds from the Eureka bond to make the cash payment in the amount of US$4,250,000 to the stockholders of Photonic Products. At the time of this financing, Eureka, together with its affiliates, owned more than 5% of our outstanding common stock. Eureka and its affiliates have since ceased to be the owners of more than 5% of our outstanding common stock.

The Eureka Interactive Fund Financings—2005

On August 12, 2005 and August 16, 2005, pursuant to the terms of separate Stock and Warrant Purchase Agreements, we issued and sold in a private placement (i) 2,222,222 shares of our common stock to The Eureka Interactive Fund Limited at a per share price of $0.90 and a warrant to purchase an aggregate of 740,741 shares of our common stock at a per share exercise price of $1.17, and (ii) 625,000 shares of our common stock to Van Wagoner Crossover Fund at a per share price of $0.80 and a warrant to purchase an aggregate of 156,250 shares of common stock at a per share exercise price of $1.17. We received gross proceeds of approximately $2,500,000 in the private placement. The warrants expire on the fifth anniversary of the date of issuance. At the time of this financing, Eureka, together with its affiliates, and Van Wagoner, together with its affiliates, both owned more than 5% of our outstanding common stock. Each of Eureka and Van Wagoner have since ceased to be the owners of more than 5% of our outstanding common stock.

On May 12, 2005, we issued a senior promissory note to Eureka. The $1,500,000 note was initially due and payable in full on September 12, 2005. On August 26, 2005, we entered into an amendment to the note in which the maturity date of the note was extended to December 31, 2005, on December 15, 2005, we entered into a second amendment to the note further extending the maturity date of the note to January 15, 2007, and on December 27, 2006, we entered into a third amendment to the note further extending the maturity date of the note from January 15, 2007 to January 15, 2008. The note accrues interest on the outstanding principal balance at the rate of 10% per year. The aggregate outstanding principal amount of the May note as of the date of the third amendment along with accrued interest is payable in equal installments of $50,000 on the 15th day of each month beginning on January 15, 2007 and continuing until March 15, 2007, and in equal installments of $100,000 on the 15th day of each month beginning on April 15, 2007 and continuing until December 15, 2007. The entire balance of unpaid principal and interest thereafter shall be paid on January 15, 2008. On May 12, 2005, we also issued to Eureka five-year common stock warrants to purchase 250,000 shares at a per share exercise price of $0.90, and on December 15, 2005, we issued additional five-year common stock warrants to purchase 150,000 shares at a per share exercise price of $0.90. At the time of this financing, Eureka, together with its affiliates, owned more than 5% of our outstanding common stock. Eureka and its affiliates have since ceased to be the owners of more than 5% of our outstanding common stock.

Director Independence

The Board of Directors has determined that each of Messrs. Robert J. Drummond, Steven E. Karol, Ben Levitan, Dietmar Klenner, Raymond J. Oglethorpe, Patrick J. Zilvitis and Mark Zupan, constituting a majority of the directors of the Company, satisfies the criteria for being an “independent director” under the standards of the Nasdaq Stock Market, Inc. and has no material relationship with the Company other than by virtue of service on the Board of Directors.

Item 13.	EXHIBITS

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services and other services rendered by Vitale, Caturano & Company, Ltd. (“Vitale”) for the fiscal years ended December 31, 2006 and 2005:

	2006	2005
Audit Fees (1)	$236,206	$202,988
Audit-Related Fees (2)	9,105	7,088

Total Audit and Audit-Related Fees	245,311	210,076
Tax Fees (3)	27,000	43,000
All Other Fees (4)	—	—

Total Fees	$272,311	$253,076

(1)	Audit fees for fiscal 2006 and 2005 are comprised of: (i) fees for professional services performed by Vitale for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, as well as other services provided by Vitale in connection with statutory and regulatory filings or engagements; (ii) fees for attestation services performed by Vitale in connection with the filing of the Company’s registration statements on Form S-3 and the related prospectuses; and (iii) direct out-of-pocket expenses of Vitale.

(2)	Audit-related fees are comprised of fees for assurance and related attestation services that are reasonably related to the performance of the audit of the Company’s annual financial statements or the review thereof and fees for due diligence services. Audit-related fees for fiscal 2006 and 2005 include consultations with respect to financial accounting and reporting matters.

(3)	Tax fees for fiscal 2006 and fiscal 2005 are comprised of fees for professional services performed by Vitale with respect to corporate tax compliance, tax planning and tax advice.

(4)	The Company did not incur any other fees during fiscal 2006 and 2005 for products and services provided by Vitale other than those disclosed above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Pursuant to policies adopted by the Audit Committee of the Board of Directors and ratified by the Board of Directors, in order to ensure compliance with the rules of the SEC regarding auditor independence, any audit and permissible non-audit services to be provided by the independent registered public accounting firm of the Company must be pre-approved by the Audit Committee. These services may include audit services, audit-related services, tax services and other services. At present, the Audit Committee reviews and, as appropriate, approves each engagement for audit and permissible non-audit services on a case-by-case basis prior to the provision of any such services. During fiscal 2006 and 2005, all services rendered by Vitale to the Company were pre-approved by the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKERYALE, INC.

By:	/s/ MARK W. BLODGETT
Mark W. Blodgett President, Chief Executive Officer and Chairman of the Board

April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ MARK W. BLODGETT Mark W. Blodgett	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 2, 2007

/S/ MARIANNE MOLLEUR Marianne Molleur	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2007

/S/ ROBERT J. DRUMMOND Robert J. Drummond	Director	April 2, 2007

/S/ STEVEN E. KAROL Steven E. Karol	Director	April 2, 2007

/S/ DIETMAR KLENNER Dietmar Klenner	Director	April 2, 2007

/S/ BEN S. LEVITAN Ben S. Levitan	Director	April 2, 2007

/S/ RAYMOND J. OGLETHORPE Raymond J. Oglethorpe	Director	April 2, 2007

/S/ PATRICK J. ZILVITIS Patrick J. Zilvitis	Director	April 2, 2007

/S/ MARK ZUPAN Mark Zupan	Director	April 2, 2007

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1	Restated Articles of Organization of the Registrant is incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000 (File No. 000-27372).

3.2	Amendment, dated May 24, 2001, to the Amended and Restated Articles of Organization of the Registrant is incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 (File No. 000-27372).

3.3	Amended and Restated Bylaws of the Registrant are incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005 (File No. 000-27372).

4	Specimen Stock Certificate of common stock, $.001 par value per share is incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005 (File No. 000-27372).

10.1*	1996 Stock Option and Incentive Plan is incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-39080).

10.2*	Form of Incentive Option Agreement under the 1996 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.1(b) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-27372).

10.3*	Form of Nonqualified Option Agreement for employees under the 1996 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.1(c) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-27372).

10.4*	Form of Nonqualified Option Agreement for non-employee directors under the 1996 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.1(d) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-27372).

10.5*	2000 Stock Option and Incentive Plan is incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-39082).

10.6*	Amendment No. 1 to the 2000 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.3(e) of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 (File No. 000-27372).

10.7*	Amended Form of Incentive Stock Option Agreement under the 2000 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.3(f) of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 (File No. 000-27372).

10.8*	Amended Form of Nonqualified Stock Option Agreement for employees under the 2000 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.3(g) of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 (File No. 000-27372).

10.9*	Amended Form of Nonqualified Stock Option Agreement for non-employee directors under the 2000 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.3(h) of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 (File No. 000-27372).

10.10*	2000 Employee Stock Purchase Plan is incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-39082).

10.11*	Amendment No. 1 to 2000 Employee Stock Purchase Plan, dated June 26, 2001, is incorporated by reference to Exhibit 10.4(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-27372).

Exhibit No.	Description of Document
10.12*	2004 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004 (File No. 000-27372).

10.13*	Amendment to 2004 Stock Option and Incentive Plan is incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed May 27, 2005 (File No. 000-27372).

10.14*	Form of Incentive Stock Option Agreement (Annual Grant) is incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 filed on October 22, 2004 (File No. 333-119911).

10.15*	Form of Non-Qualified Stock Option Agreement (Annual Grant) is incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 filed on October 22, 2004 (File No. 333-119911).

10.16*	Form of Restricted Stock Agreement under 2004 Stock Option and Incentive Plan is incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on May 27, 2005 (File No. 000-27372).

10.17*	Separation Plan for Executive Officers is incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-27372).

10.18*	Policy Regarding Compensation of Independent Directors is incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed May 27, 2005 (File No. 000-27372).

10.19	Stockholders Agreement, dated November 17, 2000, by and among the Registrant, Optune Technologies, Inc. and Nicolae Miron is incorporated by reference to Exhibit 10.5(b) of the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000 (File No. 000-27372).

10.20	Common Stock Purchase Warrant, dated as of September 24, 2003, issued by the Registrant to Laurus Master Fund, Ltd. is incorporated by reference to Exhibit 99.5 of the Registrant’s Registration Statement on Form S-3 filed on October 17, 2003 (File No. 333-109790).

10.21	Securities Purchase Agreement, dated as of September 24, 2003, by and between the Registrant and Laurus Master Fund, Ltd. is incorporated by reference to Exhibit 99.4 of the Registrant’s Registration Statement on Form S-3 filed on October 17, 2003 (File No. 333-109790).

10.22	Registration Rights Agreement, dated as of September 24, 2003, by and between the Registrant and Laurus Master Fund, Ltd. is incorporated by reference to Exhibit 99.3 of the Registrant’s Registration Statement on Form S-3 filed on October 17, 2003 (File No. 333-109790).

10.23	Securities Purchase Agreement, dated as of February 3, 2004, among the Registrant and certain signatories thereto, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated February 3, 2004 (File No. 000-27372).

10.24	Form of Warrant to Purchase common stock, issued by the Registrant to certain investors, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated February 3, 2004 (File No. 000-27372).

10.25	Form of Additional Investment Right Agreement, between the Registrant and certain investors, is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K dated February 3, 2004 (File No. 000-27372).

10.26	Securities Purchase Agreement, made and entered into as of February 20, 2004, by and among the Registrant and Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated February 25, 2004 (File No. 000-27372).

Exhibit No.	Description of Document
10.27	Registration Rights Agreement, made and entered into as of February 20, 2004, by and between the Registrant and Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated February 25, 2004 (File No. 000-27372).

10.28	Common stock Purchase Warrant, dated February 20, 2004, issued by the Registrant to Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K dated February 25, 2004 (File No. 000-27372).

10.29	Securities Purchase Agreement, made and entered into as of June 10, 2004, by and among the Registrant and Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 10, 2004 (File No. 000-27372).

10.30	Registration Rights Agreement, made and entered into as of June 10, 2004, by and between the Registrant and Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 10, 2004 (File No. 000-27372).

10.31	Security Agreement, made and entered into as of June 10, 2004, by and between the Registrant and Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 10, 2004 (File No. 000-27372).

10.32	Common Stock Purchase Warrant, issued by the Registrant to Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated June 10, 2004 (File No. 000-27372).

10.33	Form of Securities Purchase Agreement, dated December 2004, between the Registrant and Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 000-27372).

10.34	Form of Registration Rights Agreement, dated December 2004, between the Registrant and Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 000-27372).

10.35	Form of Common Stock Purchase Warrant, dated December 2004, issued by the Registrant to Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 000-27372).

10.36	Form of Stock Purchase Agreement, dated December 2004, among the Registrant and certain parties signatories thereto, is incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 000-27372).

10.37	Form of Warrant to Purchase common stock, dated December 2004, issued by the Registrant to certain investors, is incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K/A filed on January 14, 2005 (File No. 000-27372).

10.38	Senior Promissory Note, dated May 12, 2005, issued to The Eureka Interactive Fund Ltd. is incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed May 16, 2005 (File No. 000-27372).

10.39	Amendment No. 1, dated August 26, 2005, to the Senior Promissory Note dated May 12, 2005 issued by the Registrant to The Eureka Interactive Fund Ltd. is incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 (File No. 000-27372).

10.40	Amendment No. 2, dated December 15, 2005, to Senior Promissory Note dated May 12, 2005 issued by the Registrant to The Eureka Interactive Fund Ltd. is incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed December 20, 2005 (File No. 000-27372).

Exhibit No.	Description of Document
10.41	Common Stock Purchase Warrant, dated May 12, 2005, issued to The Eureka Interactive Fund Ltd. is incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed May 16, 2005 (File No. 000-27372).

10.42	Amendment and Waiver entered into by and between the Registrant and Smithfield Fiduciary LLC, dated as of July 13, 2005, is incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-27372).

10.43	Amendment and Waiver entered into by and between the Registrant and Laurus Master Fund, Ltd., dated as of July 13, 2005, is incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-27372).

10.44	Common Stock Purchase Warrant issued by the Registrant to Smithfield Fiduciary LLC, dated as of July 13, 2005, is incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-27372).

10.45	Common Stock Purchase Warrant issued by the Registrant to Laurus Master Fund, Ltd., dated as of July 13, 2005, is incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-27372).

10.46	Amendment and Waiver entered into by and between the Registrant and Smithfield Fiduciary LLC, dated as of August 10, 2005, is incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-27372).

10.47	Amendment and Waiver entered into by and between the Registrant and Laurus Master Fund, Ltd., dated as of August 10, 2005, is incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-27372).

10.48	Stock and Warrant Purchase Agreement, dated August 12, 2005, by and between the Registrant and The Eureka Interactive Fund Ltd., is incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-27372).

10.49	Common Stock Purchase Warrant, dated August 12, 2005, issued by the Registrant to The Eureka Interactive Fund Ltd., is incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-27372).

10.50	Stock and Warrant Purchase Agreement, dated August 16, 2005, by and between the Registrant and Van Wagoner Crossover Fund is incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-3 filed October 17, 2005 (File No. 333-129065).

10.51	Common Stock Purchase Warrant, dated August 16, 2005, issued by the Registrant to Van Wagoner Crossover Fund is incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-3 filed October 17, 2005 (File No. 333-129065).

10.52	Common Stock Purchase Warrant, dated December 15, 2005, issued by the Registrant to The Eureka Interactive Fund Ltd., is incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-3 filed January 27, 2006 (File No. 333-131353).

10.53	Securities Purchase Agreement entered into by and between the Registrant and Laurus Master Fund, Ltd., dated as of December 30, 2005, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 4, 2006 (File No. 000-27372).

10.54	Registration Rights Agreement entered into by and between the Registrant and Laurus Master Fund, Ltd., dated as of December 30, 2005, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed January 4, 2006 (File No. 000-27372).

Exhibit No.	Description of Document
10.55	Secured Term Note issued by the Registrant to Laurus Master Fund, Ltd., dated as of December 30, 2005, is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed January 4, 2006 (File No. 000-27372).

10.56	Agreement of Purchase and Sale, dated November 22, 2005, by and between StockerYale Canada Inc. and The Standard Life Assurance Company of Canada is incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-3 filed January 27, 2006 (File No. 333-131353).

10.57	Lease Agreement, dated December 20, 2005, by and between StockerYale Canada Inc. and The Standard Life Assurance Company of Canada is incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-3 filed January 27, 2006 (File No. 333-131353).

10.58	Real Estate Purchase Agreement, dated November 29, 2005, by and between the Registrant and 55 Heritage LLC is incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-3 filed January 27, 2006 (File No. 333-131353).

10.59	First Amendment to Real Estate Purchase Agreement, dated December 22, 2005, by and between the Registrant and 55 Heritage LLC is incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-3 filed January 27, 2006 (File No. 333-131353).

10.60	Lease, dated December 29, 2005, by and between the Registrant and 55 Heritage LLC is incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-3 filed January 27, 2006 (File No. 333-131353).

10.61	Form of Indemnification Agreement, as executed by Mark Blodgett, Steven Karol, Dietmar Klenner, Raymond Oglethorpe, Patrick Zilvitis, Mark Zupan and Marianne Molleur is incorporated by reference to Exhibit 10.63 of the Registrant’s Annual Report on Form 10-KSB filed March 31, 2006. (File No. 000-27372).

10.62	Security and Purchase Agreement, dated as of June 28, 2006, by and between StockerYale, Inc. and Laurus Master Fund, Ltd. is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 5, 2006 (File No. 000-27372).

10.63	Registration Rights Agreement, dated as of June 28, 2006, by and between StockerYale, Inc. and Laurus Master Fund, Ltd. is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on July 5, 2006 (File No. 000-27372).

10.64	Secured Non-Convertible Revolving Note, dated as of June 28, 2006, issued by StockerYale, Inc. to Laurus Master Fund, Ltd. is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on July 5, 2006 (File No. 000-27372).

10.65	Stock Purchase Agreement, dated as of October 31, 2006, by and among StockerYale, Inc., StockerYale (UK) Ltd. and the stockholders of Photonic Products Ltd. is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 6, 2006 (File No. 000-27372).

10.66	Bond, dated as of October 31, 2006, issued by StockerYale (UK) Ltd. to Johanna Pope is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on November 6, 2006 (File No. 000-27372).

10.67	Bond, dated as of October 31, 2006, issued by StockerYale (UK) Ltd. to Anthony Brian Pope is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on November 6, 2006 (File No. 000-27372).

10.68	Bond, dated as of October 31, 2006, issued by StockerYale (UK) Ltd. to Damon Cookman is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on November 6, 2006 (File No. 000-27372).

Exhibit No.	Description of Document
10.69	Common Stock Purchase Warrant, dated as of October 31, 2006, issued by StockerYale, Inc. to The Eureka Interactive Fund Ltd. is incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on November 6, 2006 (File No. 000-27372).

10.70	10% Senior Fixed Rate Secured Bond, dated as of October 31, 2006, issued by StockerYale (UK) Ltd. to The Eureka Interactive Fund Ltd. is incorporated herein by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed on November 6, 2006 (File No. 000-27372).

10.71	Charge Over Shares, dated as of October 31, 2006, by and among StockerYale, Inc., StockerYale (UK) Ltd. and The Eureka Interactive Fund Ltd. is incorporated herein by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on November 6, 2006 (File No. 000-27372).

10.72	Securities Purchase Agreement, dated as of January 26, 2007, by and between StockerYale, Inc. and Smithfield Fiduciary LLC is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 29, 2007 (File No. 000-27372).

10.73	Registration Rights Agreement, dated as of January 26, 2007, by and between StockerYale, Inc. and Smithfield Fiduciary LLC is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on January 29, 2007 (File No. 000-27372).

10.74	Warrant to Purchase common stock, dated as of January 26, 2007, issued by StockerYale, Inc. to Smithfield Fiduciary LLC is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on January 29, 2007 (File No. 000-27372).

10.75	Instrument Constituting US$4,750,000 10% Senior Fixed Rate Secured Bond, dated October 31, 2006, issued by StockerYale (UK) Ltd. to The Eureka Interactive Fund Ltd.

10.76	Instrument Constituting US$1,021,414.62 10% Fixed Rate Bond, dated January 15, 2007, issued by the Registrant to The Eureka Interactive Fund Ltd.

14	Amended and Restated Code of Business Conduct and Ethics is incorporated herein by reference to Exhibit 14 of the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2006 (File No. 000-27372).

16	Letter dated April 13, 2004 from Deloitte & Touche LLP to the Registrant is incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K dated April 7, 2004 (File No. 000-27372).

21	Subsidiaries of the Registrant.

23	Consent of Vitale, Caturano & Co., Ltd.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement filed in response to Item 13 of Form 10-KSB.