Form 10KSB/A
period 2006-12-31
STOCKERYALE INC
filed 2007-04-19
CIK 94538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-KSB (the “Form 10-KSB”) of StockerYale, Inc. (the “Company”) for the fiscal year ended December 31, 2006 is being filed solely for the purpose of correcting the following information (i) the percentage ownership of the Company’s common stock owned by certain investors, as disclosed under “Risk Factors”, (ii) certain biographical information regarding the Company’s current directors, (iii) the inadvertent omission from the beneficial ownership table of an investor who owns approximately 13% of the Company’s outstanding common stock, and (iv) certain other typographical errors contained in Part III of the Form 10-KSB. No other information in the Form 10-KSB, including the Company’s financial statements and the notes to the financial statements, has been modified or updated in any way. The remainder of the Form 10-KSB is reproduced in its entirety in this Amendment No. 1 in the same form as in the Form 10-KSB. This Amendment No. 1 speaks as of the original filing date of the Form 10-KSB and does not reflect events occurring after the filing date of the original Form 10-KSB, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above. The updated consent of our independent registered public accounting firm and the certifications of our Chief Executive Officer and Chief Financial Officer are filed with this Amendment No. 1 as Exhibits 23, 31.1, 31.2, 32.1 and 32.2. Exhibits previously filed with the Form 10-KSB are not filed herewith, but are incorporated herein by reference.

STOCKERYALE, INC.

ANNUAL REPORT ON FORM 10-KSB/A

YEAR ENDED DECEMBER 31, 2006

This Annual Report on Form 10-KSB/A contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Risk Factors” in Item 6 of this report, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this report and presented elsewhere by management. Forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. The company does not undertake any obligation to update forward-looking statements.

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

WHERE YOU CAN FIND MORE INFORMATION

We maintain a website at www.stockeryale.com. We make available through our website, free of charge, our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the Securities and Exchange Commission. We also similarly make available, free of charge through our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act. We are not including the information contained at www.stockeryale.com or at any other Internet address as part of, or incorporating it by reference into, this Annual Report on Form 10-KSB/A.

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

Our executive officers and directors as a group own or control approximately thirteen percent (13%) of our common stock and five investors collectively own approximately thirty-nine percent (39%) of our common stock. Accordingly, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may have the effect of delaying or preventing a change in control of our company and might adversely affect the market price of our common stock.

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

The information required by Item 7 is presented on pages 32 through 66 of this Annual Report on Form 10-KSB/A.

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

Mark W. Blodgett currently serves as the President, Chief Executive Officer and the Chairman of the Board of the Company. Mr. Blodgett has been a member of the Board of Directors and an executive officer of the Company since 1989. Mr. Blodgett worked for a private merchant bank from 1988 until 1989, was Corporate Vice President at Drexel Burnham Lambert, Inc. from 1980 until 1988 and was an associate in the area of mergers and acquisitions for Citibank N.A. from 1979 until 1980. Mr. Blodgett is actively involved in the Young Presidents Organization and is on the Board of Trustees for the Boston Ballet and Pomfret School.

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

Steven E. Karol has been the Managing Partner of Watermill Ventures and Watermill Advisors, providers of investment capital and strategic and other advisory services, since 2002. In addition, Mr. Karol is the Chairman of the Board and Chief Executive Officer of HMK Enterprises, Inc., a privately-held investment company. Mr. Karol is a member of the Board of Directors of Inter-Tel Inc., a publicly traded provider of business communications systems and related networking applications. Mr Karol is also on the Board of Directors of

J. Walter Company and is Chairman of the Board of Mooney Aerospace Group Ltd. Mr. Karol has been a member of the Board of Directors of the Company since 1997.

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

Raymond J. Oglethorpe is currently President of Oglethorpe Holdings, LLC, a private investment company, and has served on the Board of Trustees of The George Washington University since 1999. Mr. Oglethorpe served as President of America Online, Inc. from 2000 until his retirement in 2002. Prior to that time, Mr. Oglethorpe was responsible for directing the domestic and international sales, marketing and client service organization of Redgate Communications, a subsidiary of America Online, Inc. Mr. Oglethorpe has been a member of the Board of Directors of the Company since 2000. Mr. Oglethorpe has been designated by the independent members of the Board of Directors as Lead Director of the Company.

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

Audit Committee

The Board of Directors has designated an Audit Committee of the Board of Directors (the “Audit Committee”) which was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and currently consists of Messrs. Robert J. Drummond, Steven E. Karol, Ben Levitan and Patrick J. Zilvitis, each of whom have been determined by the Board of Directors to be an “independent director”, as defined in Nasdaq Rule 4200(a)(15), to satisfy the heightened independence requirements of the SEC applicable to all members of a registrant’s Audit Committee and to otherwise satisfy the applicable audit committee membership requirements promulgated by the SEC and Nasdaq. Steven E. Karol is Chairman of the Audit Committee. In addition, the Board of Directors has determined that each of Messrs. Drummond, Karol and Levitan is an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-B of the SEC.

Item 10.	EXECUTIVE COMPENSATION

The following table presents compensation information for the year ended December 31, 2006 for the person who served as our principal executive officer and each of our two other most highly compensated executive officers whose total compensation was more than $100,000 (collectively, the “Named Executives”).

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Mark W. Blodgett, President, Chief Executive Officer and Chairman of the Board	2006	$340,000		—	$58,375	$70,248	—		$37,767	(3)	$506,390
Marianne Molleur, Senior Vice President, Chief Financial Officer, Treasurer and Clerk	2006	$162,995		—	$29,444	$0	—		$3,750	(4)	$196,189
Luc Many, Senior Vice President of Operations of StockerYale, Canada, Inc.	2006	$142,912	(5)	—	$10,688	$11,090	$52,782	(6)	—		$217,472

(1)	See Note 3 of the consolidated financial statements of the Company contained in Item 7 of this Annual Report on Form 10-KSB/A regarding assumptions underlying valuation of equity awards.

(2)	See Note 3 of the consolidated financial statements of the Company contained in Item 7 of this Annual Report on Form 10-KSB/A regarding assumptions underlying valuation of equity awards.

(3)	Includes a $1,917 matching contribution paid in cash by the Company to Mr. Blodgett’s 401(k) plan, $26,400 paid as a car allowance and $9,450 paid for dues to the Young Presidents Organization.

(4)	Includes a $3,750 matching contribution paid in cash by the Company to Ms. Molleur’s 401(k) plan.

(5)	Compensation was paid in Canadian dollars, and was converted to U.S. dollars with an average rate for 2006 of .88217 U.S. Dollars to 1 Canadian dollar.

(6)	Paid according to the 2006 bonus plan described below under “Employment Agreements.”

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

Terms of Restricted Stock Awards

We have a policy of granting shares of restricted stock to our executive officers on July 1st of each year. This practice ensures that we are consistent from year-to-year and that the grants are made without regard to anticipated earnings or other major announcements by us. Shares of restricted stock vest only upon the satisfaction of a continued service requirement and therefore serve to retain key executives, as well as reward and compensate them. On July 1, 2006, we granted (i) 200,000 shares of restricted stock to Mr. Blodgett under our 2004 Plan, (ii) 120,000 shares of restricted stock to Ms. Molleur under our 2004 Plan, and (iii) 40,000 shares of restricted stock to Mr. Many under our 2004 Plan. Restrictions on all of the shares of restricted stock lapse as to 25% of the shares per annum on each of the first, second, third and fourth anniversary of the date of grant.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have not Vested ($)
Mark W. Blodgett	60,000 70,000 190,000 40,000 310,000 125,400 74,000 101,000 74,250 10,000 100,000	0 0 0 0 0 0 0 0 24,750 10,000 100,000	(1)	$ $ $ $ $ $ $ $ $ $ $	0.6875 0.8125 0.8465 3.7812 11.75 4.85 0.73 1.30 0.63 2.06 1.22	1/1/2009 4/1/2009 5/20/2009 2/1/2010 4/2/2011 5/15/2012 10/1/2012 1/6/2013 8/15/2013 5/17/2014 7/30/2014	312,500	(3)	$400,000

Marianne Molleur	0	0			$0	N/A	162,500	(4)	$208,000

Luc Many	28,000 20,000 30,000 35,000 6,600 20,000 26,250 17,500	0 0 0 0 0 0 8,750 17,500	(2)	$ $ $ $ $ $ $ $	0.8125 3.7813 11.75 7.20 4.85 0.73 0.63 1.22	4/1/2009 2/1/2010 4/2/2011 4/1/2012 5/15/2012 10/1/2012 8/15/2013 7/30/2014	58,750	(5)	$75,200

(1)	Mark Blodgett has the right to exercise (i) 24,750 options on August 15, 2007 at $0.63 per share, (ii) 5,000 options on May 17, 2007 at $2.06 per share, (iii) 5,000 options on May 17, 2008 at $2.06 per share, (iv) 50,000 options on July 30, 2007 at $1.22 per share, and (v) 50,000 options on July 30, 2008 at $1.22 per share.

(2)	Luc Many has the right to exercise (i) 8,750 options on August 15, 2007 at $0.63 per share, (ii) 8,750 options on July 30, 2007 at $1.22 per share, and (iii) 8,750 options on July 30, 2008 at $1.22 per share.

(3)	From a 2005 grant, Mark Blodgett has 37,500 shares of restricted stock vesting on July 1, 2007, 37,500 shares of restricted stock vesting on July 1, 2008 and 37,500 shares of restricted stock vesting on July 1, 2009. From a 2006 grant, Mr. Blodgett has 50,000 shares of restricted stock vesting on July 1, 2007, 50,000 shares of restricted stock vesting on July 1, 2008, an additional 50,000 shares of restricted stock vesting on July 1, 2009 and the final 50,000 shares of restricted stock vesting on July 1, 2010.

(4)	From 2005 grants, Marianne Molleur has 2,500 shares of restricted stock vesting on July 1, 2007, 10,000 shares of restricted stock vesting on October 28, 2007, 2,500 shares of restricted stock vesting on July 1, 2008, 10,000 shares of restricted stock vesting on October 28, 2008, 2,500 shares of restricted stock vesting on July 1, 2009 and 10,000 shares of restricted stock vesting on October 28, 2009. From a 2006 grant, Ms. Molleur has 30,000 shares of restricted stock vesting on July 1, 2007, 30,000 shares of restricted stock vesting on July 1, 2008, 30,000 shares of restricted stock vesting on July 1, 2009 and the final 30,000 shares of restricted stock vesting on July 1, 2010.

(5)	From a 2005 grant, Luc Many has 6,250 shares of restricted stock vesting on July 1, 2007, 6,250 shares of restricted stock vesting on July 1, 2008 and the final 6,250 shares of restricted stock vesting on July 1, 2009. From a 2006 grant, Mr. Many has 10,000 shares of restricted stock vesting on July 1, 2007, 10,000 shares of restricted stock vesting on July 1, 2008, 10,000 shares of restricted stock vesting on July 1, 2009 and the final 10,000 shares of restricted stock vesting on July 1, 2010.

Potential Payments Upon Termination or Change-in-Control

The Company has entered into a separation agreement with Mark W. Blodgett, the Company’s President, Chief Executive Officer, and Chairman of the Board. The separation agreement provides for a one-time, lump sum severance payment equal to his annual salary upon termination of employment by the Company other than for “Cause” or termination as a result of a “Change of Control”, each as defined in the separation agreement, or upon termination of employment by Mr. Blodgett for “Good Reason”, also as defined in the separation agreement.

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

The following table provides compensation information for the one year period ended December 31, 2006 for each member of our Board of Directors. In accordance with applicable rules, the amounts disclosed below with respect to stock awards and option awards represent the dollar amount recognized for financial statement purposes with respect to the fiscal year ended December 31, 2006 in accordance with FAS 123R. No stock options were granted to any members of the Board of Directors during the fiscal year ended December 31, 2006.

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

The Company does not pay any cash compensation to any director. Under the Company’s Policy Regarding Compensation of Independent Directors, each director who is not an employee of the Company or of any subsidiary of the Company (an Independent Director) and is serving as a director on the fifth business day after the Annual Meeting of shareholders of the Company will automatically be granted a restricted stock award for the number of shares of the Company’s common stock equal to a market value of $30,000, based upon the closing price per share (as reported on the Nasdaq Global Market or other market or exchange on which shares of the Company’s common stock are listed or quoted for trading) on the date of grant. An Independent Director who is also the Chair of a committee of the Board will receive an additional restricted stock award for a market value of $5,000, The shares of restricted stock awarded are subject to forfeiture upon an Independent Director’s termination as a director for any reason. The restrictions will lapse at the rate of 25% per year so that the shares become fully vested on the fourth anniversary of the date of grant. The restrictions will also lapse with respect to 100% of the shares on the date the Company achieves positive cash flow from operations for two consecutive fiscal years. The restricted stock awards granted to the Independent Directors are subject to the terms and conditions of the 2004 Stock Option and Incentive Plan, as amended, and the Restricted Stock Agreement to be entered into between the Company and the recipient of an award at the time such award is made. The Company also reimburses Independent Directors for their reasonable, out-of-pocket expenses incurred in connection with traveling to and attending Board meetings. Directors who are employees of the Company are not separately compensated for their services as a director. As a result, Mr. Blodgett receives no compensation as a director.

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

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Number of Shares		Percentage of Class
5% Shareholders
The Eureka Interactive Fund Limited The Adelphi, 13th Floor 1/11 John Adam Street London, England WC2N 6HT	4,972,663	(1)	13.6%
Smithfield Fiduciary LLC c/o Harmonic Fund Services The Cayman Corporate Center, 4th Floor 27 Hospital Road George Town, Grand Cayman Cayman Islands, British West Indies	1,944,800	(2)	5.5%
Lewis Asset Management, Corp. 45 Rockefeller Plaza Suite 2570 New York, NY 10111	2,020,371	(3)	5.7%
Scott A. Fine c/o Empire GP LLC 1 Gorham Island Road Westport, CT 06880	2,852,600	(4)	8.1%
Peter J. Richards c/o Empire GP LLC 1 Gorham Island Road Westport, CT 06880	2,852,600	(5)	8.1%
Antony Brian Pope	2,412,280	(6)	6.8%
Johanna Pope	2,412,280	(7)	6.8%
Directors and Named Executives
Mark W. Blodgett	3,888,677	(8)	10.7%
Robert J. Drummond	5,987		*
Steven E. Karol	188,519	(9)	*
Dietmar Klenner	107,645	(10)	*
Ben Levitan	22,360		*
Raymond J. Oglethorpe	230,627	(11)	*
Patrick J. Zilvitis	98,312	(12)	*
Mark Zupan	76,138	(13)	*
Marianne Molleur	179,500		*
Luc Many	373,828	(14)	1.1%
All directors and current executive officers as a group (9 persons)	4,797,765	(15)	13.1%

*	Less than 1%.

(1)	Based solely on information provided in (i) Schedule 13G filed with the SEC by The Eureka Interactive Fund Limited on October 14, 2005, (ii) Form 4 filed with the SEC by The Eureka Interactive Fund Limited on April 19, 2006, and (iii) Form 4 filed with the SEC by The Eureka Interactive Fund Limited on November 2, 2006. Includes 1,265,741 shares issuable upon exercise of Presently Exercisable Warrants. Marshall Wace LLP serves as investment manager or adviser to The Eureka Interactive Fund Limited. Mr. Ian Wace and Mr. Mark Hawtin are each equity owners of Marshall Wace LLP, and as such they are each responsible for the investment decisions of Marshall Wace LLP. Accordingly, Marshall Wace LLP and Messrs. Wace and Hawtin share voting and investment power with respect to the shares and warrants held by The Eureka Interactive Fund Limited, and they each may be deemed to be the beneficial owner of the securities held by The Eureka Interactive Fund Limited. Each of Marshall Wace LLP and Messrs. Wace and Hawtin disclaims beneficial ownership of the securities directly held by The Eureka Interactive Fund Limited.

(2)	Based solely on information provided in Schedule 13G filed with the SEC by Smithfield Fiduciary LLC on February 22, 2007. Includes 95,000 shares issuable upon exercise of Presently Exercisable Warrants. Each of Smithfield Fiduciary LLC, Highbridge International LLC, Highbridge Master L.P., Highbridge Capital Corporation, Highbridge Capital L.P., Highbridge GP, Ltd., Highbridge GP, LLC, Highbridge Capital Management, LLC, Glenn Dubin and Henry Swieca (collectively, the “Smithfield Parties”) may be deemed the beneficial owner of the shares and Presently Exercisable Warrants owned by Smithfield Fiduciary LLC. Smithfield Fiduciary LLC is a wholly-owned subsidiary of Highbridge International LLC. Highbridge International LLC is a subsidiary of Highbridge Master L.P. Highbridge Capital Corporation and Highbridge Capital L.P. are limited partners of Highbridge Master L.P. Highbridge GP, Ltd. is the General Partner of Highbridge Master L.P. Highbridge GP, LLC is the General Partner of Highbridge Capital L.P. Highbridge Capital Management, LLC is the trading manager of Smithfield Fiduciary LLC, Highbridge International LLC, Highbridge Capital Corporation, Highbridge Capital L.P. and Highbridge Master L.P. Glenn Dubin is a Co-Chief Executive Officer of Highbridge Capital Management, LLC. Henry Swieca is a Co-Chief Executive Officer of Highbridge Capital Management, LLC. Each of Highbridge Capital Management, LLC, Highbridge GP, Ltd., Highbridge GP, LLC, Glenn Dubin and Henry Swieca disclaims beneficial ownership of the shares owned by Smithfield Fiduciary LLC and Highbridge International LLC.

(3)	Based solely on information provided in Schedule 13G filed with the SEC by Lewis Asset Management, Corp. on January 4, 2007.

(4)	Based solely on information provided in Schedule 13G filed with the SEC by Scott A. Fine and Peter J. Richards on February 14, 2007. Includes 1,436,820 shares owned directly by Empire Capital Partners, L.P. and 1,415,780 shares owned directly by Empire Capital Partners, Ltd., Charter Oak Partners, L.P. and Charter Oak Partners II, L.P. Empire Capital Management, L.L.C. is the investment manager of Empire Capital Partners, Ltd., Charter Oak Partners, L.P. and Charter Oak Partners II, L.P, and Empire GP, L.L.C. is the general partner of Empire Capital Partners, L.P. Mr. Fine, as a member, directs the operation of Empire GP, L.L.C. and Empire Capital Management, L.L.C. and may be deemed to be the beneficial owner of the shares beneficially owned by Empire Capital Partners, L.P., Empire Capital Partners, Ltd., Charter Oak Partners, L.P. and Charter Oak Partners II, L.P.

(5)	Based solely on information provided in Schedule 13G filed with the SEC by Scott A. Fine and Peter J. Richards on February 14, 2007. Includes 1,436,820 shares owned directly by Empire Capital Partners, L.P. and 1,415,780 shares owned directly by Empire Capital Partners, Ltd., Charter Oak Partners, L.P. and Charter Oak Partners II, L.P. Empire Capital Management, L.L.C. is the investment manager of Empire Capital Partners, Ltd., Charter Oak Partners, L.P. and Charter Oak Partners II, L.P, and Empire GP, L.L.C. is the general partner of Empire Capital Partners, L.P. Mr. Richards, as a member, directs the operation of Empire GP, L.L.C. and Empire Capital Management, L.L.C. and may be deemed to be the beneficial owner of the shares beneficially owned by Empire Capital Partners, L.P., Empire Capital Partners, Ltd., Charter Oak Partners, L.P. and Charter Oak Partners II, L.P.

(6)	Based solely on information provided in Schedule 13G filed with the SEC by Antony Brian Pope and Johanna Pope on February 12, 2007. Includes 964,912 shares owned directly by Mr. Pope and 1,447,368 shares owned directly by Johanna Pope, Mr. Pope’s wife. Mr. Pope may be deemed to beneficially the shares owned directly by Mrs. Pope.

(7)	Based solely on information provided in Schedule 13G filed with the SEC by Antony Brian Pope and Johanna Pope on February 12, 2007. Includes 1,447,368 shares owned directly by Mrs. Pope and 964,912 shares owned directly by Antony Brian Pope, Mrs. Pope’s husband. Mrs. Pope may be deemed to beneficially own the shares owned directly by Mr. Pope.

(8)	Includes 1,154,650 shares issuable upon exercise of Presently Exercisable Options and 21,154 shares issuable upon exercise of Presently Exercisable Warrants.

(9)	Includes 77,100 shares issuable upon exercise of Presently Exercisable Options. Also includes 20,000 shares held by HMK Enterprises, Inc. Mr. Karol is Chairman of the Board and Chief Executive Officer of HMK Enterprises, Inc. and by virtue of Mr. Karol’s voting and investment power of the shares held by HMK Enterprises, Inc., Mr. Karol may be deemed to have beneficial ownership of such shares.

(10)	Includes 30,000 shares issuable upon exercise of Presently Exercisable Options.

(11)	Includes 83,500 shares issuable upon exercise of Presently Exercisable Options and 8,462 shares issuable upon exercise of Presently Exercisable Warrants. Also includes 15,000 shares held by the Oglethorpe Family Limited Partnership (the “Partnership”). Mr. Oglethorpe is the General Partner of the Partnership and, by virtue of Mr. Oglethorpe’s voting and investment power over the shares held by the Partnership, Mr. Oglethorpe may be deemed to have beneficial ownership of such shares.

(12)	Includes 26,667 shares issuable upon exercise of Presently Exercisable Options.

(13)	Includes 8,493 shares issuable upon exercise of Presently Exercisable Options.

(14)	Includes 183,350 shares issuable upon exercise of Presently Exercisable Options.

(15)	Includes 1,285,410 shares issuable upon exercise of Presently Exercisable Options and 124,616 shares issuable upon exercise of Presently Exercisable Warrants.

Equity Compensation Plan Information as of December 31, 2006

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2006.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,859,083	$4.86	1,756.339
Equity compensation plans not approved by security holders	—	—	—
Total	2,859,083		1,756,339

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

In connection with the Eureka bond, on October 31, 2006, we issued a warrant to Eureka to purchase 2,375,000 shares of our common stock for a purchase price of $1.15 per share. The warrant expires on the tenth anniversary of the date of issuance. If StockerYale (UK) prepays all amounts outstanding under the Eureka bond prior to the third anniversary of the date of issuance, then the number of shares of our common stock purchasable upon exercise of the warrant shall be changed to the following numbers: (i) 1,900,000 if the Eureka bond is repaid in full prior to the first anniversary of the date of issuance; (ii) 2,018,750 if the Eureka bond is repaid in full prior to the second anniversary of the date of issuance; and (iii) 2,137,500 if the Eureka bond is repaid in full prior to the third anniversary of the date of issuance. We used the net proceeds from the Eureka bond to make the cash payment in the amount of US$4,250,000 to the stockholders of Photonic Products. Eureka and its affiliates are the beneficial owners of more than 5% of our outstanding common stock.

The Eureka Interactive Fund Financings—2005

On August 12, 2005 and August 16, 2005, pursuant to the terms of separate Stock and Warrant Purchase Agreements, we issued and sold in a private placement (i) 2,222,222 shares of our common stock to The Eureka Interactive Fund Limited at a per share price of $0.90 and a warrant to purchase an aggregate of 740,741 shares of our common stock at a per share exercise price of $1.17, and (ii) 625,000 shares of our common stock to Van Wagoner Crossover Fund at a per share price of $0.80 and a warrant to purchase an aggregate of 156,250 shares of common stock at a per share exercise price of $1.17. We received gross proceeds of approximately $2,500,000 in the private placement. The warrants expire on the fifth anniversary of the date of issuance. At the time of this financing, Van Wagoner and its affiliates owned more than 5% of our outstanding common stock. Van Wagoner and its affiliates have since ceased to be the owners of more than 5% of our outstanding common stock. Eureka and its affiliates are the beneficial owners of more than 5% of our outstanding common stock.

On May 12, 2005, we issued a senior promissory note to Eureka. The $1,500,000 note was initially due and payable in full on September 12, 2005. On August 26, 2005, we entered into an amendment to the note in which the maturity date of the note was extended to December 31, 2005, on December 15, 2005, we entered into a second amendment to the note further extending the maturity date of the note to January 15, 2007, and on December 27, 2006, we entered into a third amendment to the note further extending the maturity date of the note from January 15, 2007 to January 15, 2008. The note accrues interest on the outstanding principal balance at the rate of 10% per year. The aggregate outstanding principal amount of the May note as of the date of the third amendment along with accrued interest is payable in equal installments of $50,000 on the 15th day of each month beginning on January 15, 2007 and continuing until March 15, 2007, and in equal installments of $100,000 on the 15th day of each month beginning on April 15, 2007 and continuing until December 15, 2007. The entire balance of unpaid principal and interest thereafter shall be paid on January 15, 2008. On May 12, 2005, we also issued to Eureka five-year common stock warrants to purchase 250,000 shares at a per share exercise price of $0.90, and on December 15, 2005, we issued additional five-year common stock warrants to purchase 150,000 shares at a per share exercise price of $0.90. Eureka and its affiliates are the beneficial owners of more than 5% of our outstanding common stock.

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

April 19, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ MARK W. BLODGETT Mark W. Blodgett	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 19, 2007

/S/ MARIANNE MOLLEUR Marianne Molleur	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 19, 2007

Robert J. Drummond	Director	April 19, 2007

Steven E. Karol	Director	April 19, 2007

/S/ DIETMAR KLENNER Dietmar Klenner	Director	April 19, 2007

/S/ BEN S. LEVITAN Ben S. Levitan	Director	April 19, 2007

/S/ RAYMOND J. OGLETHORPE Raymond J. Oglethorpe	Director	April 19, 2007

/S/ PATRICK J. ZILVITIS Patrick J. Zilvitis	Director	April 19, 2007

/S/ MARK ZUPAN Mark Zupan	Director	April 19, 2007

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1	Restated Articles of Organization of the Registrant is incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000 (File No. 000-27372).

3.2	Amendment, dated May 24, 2001, to the Amended and Restated Articles of Organization of the Registrant is incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 (File No. 000-27372).

3.3	Amended and Restated Bylaws of the Registrant are incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005 (File No. 000-27372).

4	Specimen Stock Certificate of common stock, $.001 par value per share is incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005 (File No. 000-27372).

10.1*	1996 Stock Option and Incentive Plan is incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-39080).

10.2*	Form of Incentive Option Agreement under the 1996 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.1(b) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-27372).

10.3*	Form of Nonqualified Option Agreement for employees under the 1996 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.1(c) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-27372).

10.4*	Form of Nonqualified Option Agreement for non-employee directors under the 1996 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.1(d) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-27372).

10.5*	2000 Stock Option and Incentive Plan is incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-39082).

10.6*	Amendment No. 1 to the 2000 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.3(e) of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 (File No. 000-27372).

10.7*	Amended Form of Incentive Stock Option Agreement under the 2000 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.3(f) of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 (File No. 000-27372).

10.8*	Amended Form of Nonqualified Stock Option Agreement for employees under the 2000 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.3(g) of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 (File No. 000-27372).

10.9*	Amended Form of Nonqualified Stock Option Agreement for non-employee directors under the 2000 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.3(h) of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 (File No. 000-27372).

10.10*	2000 Employee Stock Purchase Plan is incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-39082).

10.11*	Amendment No. 1 to 2000 Employee Stock Purchase Plan, dated June 26, 2001, is incorporated by reference to Exhibit 10.4(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-27372).

Exhibit No.	Description of Document
10.12*	2004 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004 (File No. 000-27372).

10.13*	Amendment to 2004 Stock Option and Incentive Plan is incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed May 27, 2005 (File No. 000-27372).

10.14*	Form of Incentive Stock Option Agreement (Annual Grant) is incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 filed on October 22, 2004 (File No. 333-119911).

10.15*	Form of Non-Qualified Stock Option Agreement (Annual Grant) is incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 filed on October 22, 2004 (File No. 333-119911).

10.16*	Form of Restricted Stock Agreement under 2004 Stock Option and Incentive Plan is incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on May 27, 2005 (File No. 000-27372).

10.17*	Separation Plan for Executive Officers is incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-27372).

10.18*	Policy Regarding Compensation of Independent Directors is incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed May 27, 2005 (File No. 000-27372).

10.19	Stockholders Agreement, dated November 17, 2000, by and among the Registrant, Optune Technologies, Inc. and Nicolae Miron is incorporated by reference to Exhibit 10.5(b) of the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000 (File No. 000-27372).

10.20	Common Stock Purchase Warrant, dated as of September 24, 2003, issued by the Registrant to Laurus Master Fund, Ltd. is incorporated by reference to Exhibit 99.5 of the Registrant’s Registration Statement on Form S-3 filed on October 17, 2003 (File No. 333-109790).

10.21	Securities Purchase Agreement, dated as of September 24, 2003, by and between the Registrant and Laurus Master Fund, Ltd. is incorporated by reference to Exhibit 99.4 of the Registrant’s Registration Statement on Form S-3 filed on October 17, 2003 (File No. 333-109790).

10.22	Registration Rights Agreement, dated as of September 24, 2003, by and between the Registrant and Laurus Master Fund, Ltd. is incorporated by reference to Exhibit 99.3 of the Registrant’s Registration Statement on Form S-3 filed on October 17, 2003 (File No. 333-109790).

10.23	Securities Purchase Agreement, dated as of February 3, 2004, among the Registrant and certain signatories thereto, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated February 3, 2004 (File No. 000-27372).

10.24	Form of Warrant to Purchase common stock, issued by the Registrant to certain investors, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated February 3, 2004 (File No. 000-27372).

10.25	Form of Additional Investment Right Agreement, between the Registrant and certain investors, is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K dated February 3, 2004 (File No. 000-27372).

10.26	Securities Purchase Agreement, made and entered into as of February 20, 2004, by and among the Registrant and Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated February 25, 2004 (File No. 000-27372).

Exhibit No.	Description of Document
10.27	Registration Rights Agreement, made and entered into as of February 20, 2004, by and between the Registrant and Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated February 25, 2004 (File No. 000-27372).

10.28	Common stock Purchase Warrant, dated February 20, 2004, issued by the Registrant to Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K dated February 25, 2004 (File No. 000-27372).

10.29	Securities Purchase Agreement, made and entered into as of June 10, 2004, by and among the Registrant and Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 10, 2004 (File No. 000-27372).

10.30	Registration Rights Agreement, made and entered into as of June 10, 2004, by and between the Registrant and Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 10, 2004 (File No. 000-27372).

10.31	Security Agreement, made and entered into as of June 10, 2004, by and between the Registrant and Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 10, 2004 (File No. 000-27372).

10.32	Common Stock Purchase Warrant, issued by the Registrant to Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated June 10, 2004 (File No. 000-27372).

10.33	Form of Securities Purchase Agreement, dated December 2004, between the Registrant and Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 000-27372).

10.34	Form of Registration Rights Agreement, dated December 2004, between the Registrant and Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 000-27372).

10.35	Form of Common Stock Purchase Warrant, dated December 2004, issued by the Registrant to Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 000-27372).

10.36	Form of Stock Purchase Agreement, dated December 2004, among the Registrant and certain parties signatories thereto, is incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 000-27372).

10.37	Form of Warrant to Purchase common stock, dated December 2004, issued by the Registrant to certain investors, is incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K/A filed on January 14, 2005 (File No. 000-27372).

10.38	Senior Promissory Note, dated May 12, 2005, issued to The Eureka Interactive Fund Ltd. is incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed May 16, 2005 (File No. 000-27372).

10.39	Amendment No. 1, dated August 26, 2005, to the Senior Promissory Note dated May 12, 2005 issued by the Registrant to The Eureka Interactive Fund Ltd. is incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 (File No. 000-27372).

10.40	Amendment No. 2, dated December 15, 2005, to Senior Promissory Note dated May 12, 2005 issued by the Registrant to The Eureka Interactive Fund Ltd. is incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed December 20, 2005 (File No. 000-27372).

Exhibit No.	Description of Document
10.41	Common Stock Purchase Warrant, dated May 12, 2005, issued to The Eureka Interactive Fund Ltd. is incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed May 16, 2005 (File No. 000-27372).

10.42	Amendment and Waiver entered into by and between the Registrant and Smithfield Fiduciary LLC, dated as of July 13, 2005, is incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-27372).

10.43	Amendment and Waiver entered into by and between the Registrant and Laurus Master Fund, Ltd., dated as of July 13, 2005, is incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-27372).

10.44	Common Stock Purchase Warrant issued by the Registrant to Smithfield Fiduciary LLC, dated as of July 13, 2005, is incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-27372).

10.45	Common Stock Purchase Warrant issued by the Registrant to Laurus Master Fund, Ltd., dated as of July 13, 2005, is incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-27372).

10.46	Amendment and Waiver entered into by and between the Registrant and Smithfield Fiduciary LLC, dated as of August 10, 2005, is incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-27372).

10.47	Amendment and Waiver entered into by and between the Registrant and Laurus Master Fund, Ltd., dated as of August 10, 2005, is incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-27372).

10.48	Stock and Warrant Purchase Agreement, dated August 12, 2005, by and between the Registrant and The Eureka Interactive Fund Ltd., is incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-27372).

10.49	Common Stock Purchase Warrant, dated August 12, 2005, issued by the Registrant to The Eureka Interactive Fund Ltd., is incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-27372).

10.50	Stock and Warrant Purchase Agreement, dated August 16, 2005, by and between the Registrant and Van Wagoner Crossover Fund is incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-3 filed October 17, 2005 (File No. 333-129065).

10.51	Common Stock Purchase Warrant, dated August 16, 2005, issued by the Registrant to Van Wagoner Crossover Fund is incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-3 filed October 17, 2005 (File No. 333-129065).

10.52	Common Stock Purchase Warrant, dated December 15, 2005, issued by the Registrant to The Eureka Interactive Fund Ltd., is incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-3 filed January 27, 2006 (File No. 333-131353).

10.53	Securities Purchase Agreement entered into by and between the Registrant and Laurus Master Fund, Ltd., dated as of December 30, 2005, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 4, 2006 (File No. 000-27372).

10.54	Registration Rights Agreement entered into by and between the Registrant and Laurus Master Fund, Ltd., dated as of December 30, 2005, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed January 4, 2006 (File No. 000-27372).

Exhibit No.	Description of Document
10.55	Secured Term Note issued by the Registrant to Laurus Master Fund, Ltd., dated as of December 30, 2005, is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed January 4, 2006 (File No. 000-27372).

10.56	Agreement of Purchase and Sale, dated November 22, 2005, by and between StockerYale Canada Inc. and The Standard Life Assurance Company of Canada is incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-3 filed January 27, 2006 (File No. 333-131353).

10.57	Lease Agreement, dated December 20, 2005, by and between StockerYale Canada Inc. and The Standard Life Assurance Company of Canada is incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-3 filed January 27, 2006 (File No. 333-131353).

10.58	Real Estate Purchase Agreement, dated November 29, 2005, by and between the Registrant and 55 Heritage LLC is incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-3 filed January 27, 2006 (File No. 333-131353).

10.59	First Amendment to Real Estate Purchase Agreement, dated December 22, 2005, by and between the Registrant and 55 Heritage LLC is incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-3 filed January 27, 2006 (File No. 333-131353).

10.60	Lease, dated December 29, 2005, by and between the Registrant and 55 Heritage LLC is incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-3 filed January 27, 2006 (File No. 333-131353).

10.61	Form of Indemnification Agreement, as executed by Mark Blodgett, Steven Karol, Dietmar Klenner, Raymond Oglethorpe, Patrick Zilvitis, Mark Zupan and Marianne Molleur is incorporated by reference to Exhibit 10.63 of the Registrant’s Annual Report on Form 10-KSB filed March 31, 2006. (File No. 000-27372).

10.62	Security and Purchase Agreement, dated as of June 28, 2006, by and between StockerYale, Inc. and Laurus Master Fund, Ltd. is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 5, 2006 (File No. 000-27372).

10.63	Registration Rights Agreement, dated as of June 28, 2006, by and between StockerYale, Inc. and Laurus Master Fund, Ltd. is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on July 5, 2006 (File No. 000-27372).

10.64	Secured Non-Convertible Revolving Note, dated as of June 28, 2006, issued by StockerYale, Inc. to Laurus Master Fund, Ltd. is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on July 5, 2006 (File No. 000-27372).

10.65	Stock Purchase Agreement, dated as of October 31, 2006, by and among StockerYale, Inc., StockerYale (UK) Ltd. and the stockholders of Photonic Products Ltd. is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 6, 2006 (File No. 000-27372).

10.66	Bond, dated as of October 31, 2006, issued by StockerYale (UK) Ltd. to Johanna Pope is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on November 6, 2006 (File No. 000-27372).

10.67	Bond, dated as of October 31, 2006, issued by StockerYale (UK) Ltd. to Anthony Brian Pope is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on November 6, 2006 (File No. 000-27372).

10.68	Bond, dated as of October 31, 2006, issued by StockerYale (UK) Ltd. to Damon Cookman is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on November 6, 2006 (File No. 000-27372).

Exhibit No.	Description of Document
10.69	Common Stock Purchase Warrant, dated as of October 31, 2006, issued by StockerYale, Inc. to The Eureka Interactive Fund Ltd. is incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on November 6, 2006 (File No. 000-27372).

10.70	10% Senior Fixed Rate Secured Bond, dated as of October 31, 2006, issued by StockerYale (UK) Ltd. to The Eureka Interactive Fund Ltd. is incorporated herein by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed on November 6, 2006 (File No. 000-27372).

10.71	Charge Over Shares, dated as of October 31, 2006, by and among StockerYale, Inc., StockerYale (UK) Ltd. and The Eureka Interactive Fund Ltd. is incorporated herein by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on November 6, 2006 (File No. 000-27372).

10.72	Securities Purchase Agreement, dated as of January 26, 2007, by and between StockerYale, Inc. and Smithfield Fiduciary LLC is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 29, 2007 (File No. 000-27372).

10.73	Registration Rights Agreement, dated as of January 26, 2007, by and between StockerYale, Inc. and Smithfield Fiduciary LLC is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on January 29, 2007 (File No. 000-27372).

10.74	Warrant to Purchase common stock, dated as of January 26, 2007, issued by StockerYale, Inc. to Smithfield Fiduciary LLC is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on January 29, 2007 (File No. 000-27372).

10.75	Instrument Constituting US$4,750,000 10% Senior Fixed Rate Secured Bond, dated October 31, 2006, issued by StockerYale (UK) Ltd. to The Eureka Interactive Fund Ltd.

10.76	Instrument Constituting US$1,021,414.62 10% Fixed Rate Bond, dated January 15, 2007, issued by the Registrant to The Eureka Interactive Fund Ltd.

14	Amended and Restated Code of Business Conduct and Ethics is incorporated herein by reference to Exhibit 14 of the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2006 (File No. 000-27372).

16	Letter dated April 13, 2004 from Deloitte & Touche LLP to the Registrant is incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K dated April 7, 2004 (File No. 000-27372).

21	Subsidiaries of the Registrant.

23	Consent of Vitale, Caturano & Co., Ltd.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement filed in response to Item 13 of Form 10-KSB.