Form 10QSB
period 2007-03-31
STOCKERYALE INC
filed 2007-05-16
CIK 94538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

Commission file number: 000-27372

StockerYale, Inc.

(Exact name of small business issuer as specified in its charter)

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

As of May 11, 2007, there were 35,306,940 shares of the issuer’s common stock outstanding.

STOCKERYALE, INC.

Part I

I TEM 1. FINANCIAL STATEMENTS

STOCKERYALE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands except share data

Unaudited

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$1,597	$1,366
Restricted Cash	3	11
Accounts receivable less allowances of $79 at March 31, 2007 and $76 at December 31, 2006	4,190	3,868
Inventories	4,003	4,015
Prepaid expenses and other current assets	472	536
Current assets – discontinued operations	14	36

Total current assets	10,279	9,832
Net property, plant and equipment	10,960	11,255
Goodwill	7,967	7,957
Acquired intangible assets, net	4,390	4,691
Other long-term assets	1,153	1,244

Total assets	$34,749	$34,979

Current liabilities:
Current portion of long-term debt, net of unamortized discount of $199 at March 31, 2007 and $247 at December 31, 2006	$2,426	$2,322
Current portion of capital lease obligation	122	124
Current portion of financing lease obligation	507	507
Accounts payable	2,910	3,136
Accrued expenses	2,302	2,411
Current liabilities – discontinued operations	39	41

Total current liabilities	8,306	8,541
Long-term debt, net of unamortized discount of $1,376 at March 31, 2007 and $1,505 at December 31, 2006	8,799	9,512
Capital lease obligation	285	313
Financing lease obligation	3,163	3,171
Deferred income taxes	1,186	1,252

Total liabilities	21,739	22,789

Stockholders’ equity:
Common stock, par value $0.001; shares authorized 100,000,000; 34,074,583 shares issued and outstanding at March 31, 2007 and 31,960,462 December 31, 2006	34	32
Paid-in capital	97,089	94,700
Accumulated other comprehensive income	2,329	2,269
Accumulated deficit	(86,442)	(84,811)

Total stockholders’ equity	13,010	12,190

Total liabilities and stockholders’ equity	$34,749	$34,979

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended March 31,
	2007	2006
	In thousands except per share data
Net sales	$7,476	$4,441
Cost of sales	4,904	2,752

Gross profit	2,572	1,689

Operating expenses:
Selling expenses	1,017	639
General and administrative	1,478	1,141
Research and development	770	703
Amortization expense	307	80

Total operating expenses	3,572	2,563

Loss from operations	(1,000)	(874)
Interest income and other (income) expense	154	14
Amortization of debt discount and financing costs	267	155
Interest expense	311	163

Loss from continuing operations before income taxes	(1,732)	(1,206)
Income tax provision (benefit)	(83)	—

Loss from continuing operations	$(1,649)	$(1,206)
Income (Loss) from discontinued operations	18	(39)

Net loss	(1,631)	(1,245)

Basic and diluted net loss per share from continuing operations	$(0.05)	$(0.04)
Basic and diluted net loss per share from discontinued operations	$(0.00)	$(0.00)

Basic and diluted net loss per share	$(0.05)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	34,047	28,465

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
	2007	2006
	In thousands
Operations
Net loss	$(1,631)	$(1,245)
Income (Loss) from discontinued operations	18	(39)

Loss from continuing operations	$(1,649)	$(1,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	101	94
Depreciation and amortization	773	543
Amortization of debt discount and financing costs	267	155
Other changes in assets and liabilities:
Accounts receivable	(354)	(243)
Inventories	(10)	205
Prepaid expenses and other current assets	61	(98)
Accounts payable	(211)	163
Accrued expenses	(162)	(442)
Other assets and liabilities	(36)	2

Net cash used in continuing operations	(1,220)	(827)
Net cash provided by (used in) discontinued operations	38	(342)

Net cash used in operating activities	(1,182)	(485)
Financing
Net proceeds from sale of common stock and exercise of options	2,290	4
Restricted cash related to credit facilities	8	—
Repayments of revolving credit facilities	(290)	—
Principal repayment of long-term debt	(526)	(124)

Net cash provided by (used in) continuing activities	1,482	(120)
Net cash provided by (used in) discontinued operations	—	—

Net cash provided by (used in) financing activities	1,482	(120)
Investing
Payments of financing obligation	(8)	(85)
Purchases of plant and equipment	(151)	(27)

Net cash used in continuing operations	(159)	(112)
Net cash provided by (used in) discontinued operations	21	289

Net cash provided by (used in) investing activities	(138)	177
Effect of exchange rates	69	(19)
Net change in cash and equivalents	231	(447)
Cash and equivalents, beginning of period	1,366	3,427

Cash and equivalents, end of period	$1,597	$2,980

Supplemental disclosure of cash flow information:
Interest paid	$316	$138

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by StockerYale, Inc. (the “Company”) and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three month periods ended March 31, 2007 and 2006, (b) the financial position at March 31, 2007 and December 31, 2006, and (c) the cash flows for the three month periods ended March 31, 2007 and 2006. These interim results are not necessarily indicative of results for a full year or any other interim period.

The accompanying consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

The Company’s current forecast for 2007 calls for increased revenues, and improved margins, cash flow and asset turnover. It also calls for significant investments in sales and marketing, production and information technology that will impact near-term profitability. The Company intends to pursue various options to finance any acquisitions and also to fund operations, as necessary, through the end of 2007. On January 26, 2007, the Company sold and issued 2,000,000 shares of its common stock at a per share purchase price of $1.15 and a warrant to purchase 1,000,000 shares of its common stock at an exercise price of $1.72 per share to Smithfield Fiduciary LLC for an aggregate purchase price of $2,300,000.

If the Company does not achieve its goals for 2007, management would implement cost reduction strategies to conserve cash; however, management believes that there is adequate capital to sustain current operations through 2007.

(2) LOSS PER SHARE

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic and diluted net loss per common share for the three months ended March 31, 2007 and 2006, respectively is calculated by dividing the net loss applicable to common stockholders by the weighted average number of vested common shares outstanding. There were 2,604,634 and 3,494,098 shares subject to options and 7,589,057and 5,104,058 shares subject to warrants outstanding as of March 31, 2007 and March 31, 2006, respectively, which were not included in the diluted shares calculation because their inclusion would be anti-dilutive. The Company had 1,278,075 and 530,180 shares of unvested restricted stock outstanding as of March 31, 2007 and March 31, 2006, respectively. The unvested shares of unvested restricted stock were not included in the diluted shares calculation as their effect would be anti-dilutive.

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

(4) WARRANTY

The Company provides warranties on most of its products for periods of between one to two years. The warranty is limited to the cost of the product and the Company will repair or replace the product as required. The Company monitors the actual warranty repair costs and trends versus the reserve as a percent of sales. The Company annually adjusts the warranty provision based on the actual experience and for any particular known instances.

Warranty Reserves:

Quarters Ended March 31	2007	2006
	In thousands
Balance at beginning of period	$259	$208
Charges to costs and expenses	37	45
Account write-offs and other deductions	(31)	(37)

Balance at end of period	$265	$216

(5) ACQUISITION

Acquisition of Photonic Products Ltd.

On October 31, 2006, the Company entered into a Stock Purchase Agreement with the stockholders of Photonic Products Ltd. to acquire all of the outstanding stock of privately held Photonic Products Ltd., a provider of laser diode modules and laser diodes for industrial, medical and scientific markets. Under the terms of the transaction, StockerYale paid an aggregate of $9.4 million for 100% of the outstanding stock of Photonic Products Ltd. consisting of (i) US$4,250,000 of cash in the aggregate from StockerYale (UK) Ltd. to the stockholders of Photonic Products Ltd., (ii) bonds issued by StockerYale (UK) Ltd. to each of the stockholders of Photonic Products Ltd. with an aggregate initial principal amount equal to US$2,400,000, and (iii) 2,680,311 shares of the Company’s common stock, valued at approximately $2,780,000 issued to the stockholders of Photonic Products Ltd. The Company also agreed to an earnout agreement with some of the stockholders of Photonic Products Ltd. contingent upon specified financial targets being met over the next three years in an amount up to 439,966 pounds sterling to be made in either cash or common stock of the Company, at the sole discretion of StockerYale. The Company filed a registration statement on Form S-3 on January 29, 2007 to register the shares of its common stock issued to the stockholders of Photonic Products Ltd. The registration statement became effective February 14, 2007. The results of Photonic Products Ltd. have been included in the Company’s financial statements from the date of acquisition.

The valuation of the Company’s stock was set using an average closing price of the Company’s common stock on the Nasdaq Stock Market over the five trading days immediately preceding and including the acquisition date. See details of the financing for this acquisition at Note 12.

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

The total purchase price, which included the related acquisition costs of approximately $332,000 exceeded the appraised fair value of the acquired identified net assets by $5.1 million which was allocated to goodwill. Goodwill is not deductible for tax purposes. The following represents the allocation of the aggregate purchase price to the acquired net assets of Photonic Products Ltd.:

Purchase Price:
Cash	$4,250,000
Amount due seller	2,400,000
Direct acquisition costs	332,113
Value of common stock issued	2,779,482

Total purchase consideration paid	$9,761,595

Fair value of assets acquired and liabilities assumed:
Cash	$202,454
Accounts receivable	1,361,703
Inventory	1,447,560
Property, plant and equipment	751,073
Goodwill	5,124,300
Identifiable intangible assets	4,193,654
Accounts payable and accrued expenses	(1,591,602)
Term loan	(88,062)
Capital lease obligations	(381,389)
Deferred tax liability	(1,258,096)

Total Purchase consideration made	$9,761,595

The acquired intangible assets that are subject to amortization have a weighted average useful life of approximately 5.6 years. These assets will be amortized over their respective useful lives.

Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations of StockerYale, Inc. and Photonic Products Ltd. as if the acquisition had occurred as of the beginning of fiscal 2006, after giving effect to certain adjustments, including amortization of intangibles. The unaudited pro forma financial information may not reflect the results of operations that would have occurred had the combined companies constituted a single entity during such periods, and may not be indicative of the results which may be obtained in the future.

Three months ended March 31, 2006
(in thousands except per share data)
Pro forma revenues	$6,724

Pro forma loss from continuing operations	$(1,117)

Pro forma net loss	$(1,156)

Pro forma loss per share from continuing operations
Basic	$(0.04)
Diluted	$(0.04)
Pro forma loss per share, net
Basic	$(0.04)
Diluted	$(0.04)

(6) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead. Inventories are as follows:

	March 31, 2007	December 31, 2006
	In thousands
Finished goods	$811	$412
Work-in-process	571	548
Raw materials	2,621	3,055

Net inventories	$4,003	$4,015

(7) STOCK BASED COMPENSATION PLANS AND STOCK-BASED COMPENSATION EXPENSE

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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, (“SFAS 123(R)”) and Staff Accounting Bulletin No. 107 (“SAB 107”). SFAS 123(R) establishes accounting for stock-based awards issued for employee services, while SAB107 provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company recorded compensation costs as the requisite service was rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). Periods prior to adoption have not been restated.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The new guidance includes the SEC’s view on the valuation of share-based payment arrangements for public companies and clarifies some of SFAS 123(R)’s implementation for registrants. The Company adopted the provisions of SAB 107 on January 1, 2006.

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

Stock Option Awards—The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the Company’s stock, at the time of the award. The average expected option term was estimated at 5 years. The risk-free interest rate is based on U.S. Treasury zero-coupon issues assumed at the date of grant and no dividends were assumed in the calculation. The compensation expense recognized for all equity-based awards is net of estimated forfeitures for the three months ending March 31, 2007. Forfeitures are estimated based on the historical trends. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. There were no options granted during 2006 or the first quarter of 2007.

A summary of option activity as of March 31, 2007 and changes during the first quarter is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2006	2,859,083	4.86	5.18	490

Vested and Exercisable at December 31, 2006	2,520,048	5.36	4.93	437

Balance at December 31, 2006	2,859,083	4.77	6.47	234
Granted	—	—
Exercised	(72,500)	0.79
Cancelled	(181,949)	8.22

Balance at March 31, 2007	2,604,634	4.74	4.94	660

Vested and Exercisable at March 31, 2007	2,309,475	5.20	4.70	594

As of March 31, 2007, there was approximately $57,000 of total unrecognized compensation cost related to non-vested stock options granted. The cost is expected to be recognized over the next 1.75 years. The intrinsic value of the options exercised in the three months ended March 31, 2007 was approximately $48,000.

Restricted Share Awards – The Company awards to a number of key employees restricted shares of the Company’s common stock. The awards vest in equal annual installments over a period of four years, assuming continued employment, with some exceptions. The fair market value of the award at the time of the grant is amortized over the vesting period. The fair value of awards of shares of restricted stock is based on the fair market value of the stock on the date of grant. During the quarter ended March 31, 2007 there were 5,987 shares of restricted stock awarded. During the quarter ended March 31, 2006, there were no shares of restricted stock awarded. None of the grants vested during the quarters ended March 31, 2006 or March 31, 2007.

A summary of the status of the Company’s restricted shares of common stock as of March 31, 2007 and changes during the first quarter are presented below:

	Shares	Weighted Average Grant- Date Fair Value
Non-vested at December 31, 2006	1,272,088	1.03
Granted	5,987	1.51
Vested	—	—
Cancelled	—	—

Non-Vested at March 31, 2007	1,278,075	1.04

As of March 31, 2007, there was approximately $1,135,000 of total unrecognized compensation cost related to non-vested shares of restricted stock awards. The Company expects to recognize the costs over the next 3.08 years.

(8) COMPREHENSIVE LOSS

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive loss is as follows:

	Three Months Ended March 31,
	2007	2006
	In thousands
Net loss	$(1,631)	$(1,245)
Other comprehensive income (loss):
Cumulative translation adjustment	60	(1)

Comprehensive loss	$(1,571)	$(1,246)

(9) INTANGIBLE ASSETS

Intangible assets consist of trademarks, acquired patents and patented technologies, distributor and customer relationships and related contracts, trade and brand names and associated logos, technology design and programs, non-compete agreements and other intangible assets. There are no intangible assets with indefinite lives. Acquired patented technologies and trademarks are amortized over their useful lives of between 10 to 16 years.

Gross carrying amounts and accumulated amortization of intangible assets were as follows as of March 31, 2007 for each intangible asset class.

	Gross Carrying Amount	Accumulated Amortization	Net Balances
	(in thousands)
Acquired patents and patented technology	$3,088	$(2,652)	$436
Trademarks	471	(469)	2
Acquired trade name	593	(31)	562
Acquired distributor and customer contracts and relationships	2,412	(207)	2,205
Acquired non compete agreement	781	(108)	673
Acquired technology design and programs	408	(22)	386
Other	140	(14)	126

Total	$7,893	$(3,503)	$4,390

Gross carrying amounts and accumulated amortization of intangible assets were as follows as of December 31, 2006 for each intangible asset class.

	Gross Carrying Amount	Accumulated Amortization	Net Balances
	(in thousands)
Acquired patents and patented technology	$3,088	$(2,574)	$514
Trademarks	471	(467)	4
Acquired trade name	592	(12)	580
Acquired distributor and customer contracts and relationships	2,407	(83)	2,324
Acquired non compete agreement	780	(43)	737
Acquired technology design and programs	407	(9)	398
Other	140	(6)	134

Total	$7,885	$(3,194)	$4,691

Amortization of intangible assets was $307,000 for the three months ended March 31, 2007 and $80,000 for the three months ended March 31, 2006.

As of March 31, the estimated future amortization expense of intangible assets, in thousands, is as follows:

	Estimated Future Expense
	2007	2008	2009	2010	2011+
Amortization expense of intangible assets	$922	$1,109	$841	$463	$1,055

(10) USE OF ESTIMATES

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

(11) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company is required to adopt FIN 48.

The Corporation had net deferred tax assets totaling $23.6 million as of December 31, 2006. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of tax planning strategies.

The Corporation’s historical operating losses raise considerable doubt as to when, if ever, any of the deferred tax assets will be realized. As a result, management has provided a full valuation allowance for the net deferred tax assets. In the event management determines that sufficient future taxable income may be generated in subsequent periods and the previously recorded valuation allowance is no longer needed, the Corporation will decrease the valuation allowance by providing an income tax benefit in the period that such a determination is made.

On January 1, 2007, the Corporation adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income tax positions recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 requires that an enterprise must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not threshold is then measured to determine the amount of benefit to recognize in the financial statements. Based on its assessment, The Corporation has concluded that there are no significant uncertain tax positions that require recognition in the financial statements.

With respect to any future uncertain tax positions, the Corporation intends to record interest and penalties, if any, as a component of income tax expense.

We are subject to taxation in the US and various states and foreign jurisdictions. As a result of the Company’s tax loss position, The tax years 1999- 2006 remain open to examination by the federal and most state tax authorities. In addition, the years 2002--2006 are open to examination in foreign jurisdictions.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Defining Fair Value Measurement” (FAS 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the beginning of the Company’s fiscal 2009. The Company is currently evaluating the impact of adopting FAS 157 on its financial statements.

In September 2006, the FASB also issued Statement of Financial Accounting Standards No. 158 (“FAS 158”) “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FAS Statements No. 87, 88, 106, and 132(R)”. FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company will be required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006, which for the Company will be the end of fiscal 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, or fiscal 2009 for the Company. The Company is currently evaluating the impact of adopting FAS 158 on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“FAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”. FAS 159 provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. The Company is currently evaluating the impact of adopting FAS 159 on its financial statements, which is effective beginning in fiscal year 2008.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangement” (“FSP”), which addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”. For registration payment arrangements and financial instruments subject to those arrangements this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006.

(12) DEBT

Photonic Products Ltd.

The Company issued bonds to each of the stockholders of Photonic Products Ltd. with an aggregate initial principal amount equal to US$2,400,000 (the Bonds). The outstanding principal under the Bonds issued to the stockholders of Photonic Products Ltd. accrues interest at an annual rate of 1% above the LIBOR rate as determined on the first business day of each month. StockerYale (UK) Ltd. may elect to prepay the Bonds at any time, in whole or in part, without penalty or premium. If the stockholders of Photonic Products Ltd. breach any representation, warranty, covenant or agreement made in the Purchase Agreement, StockerYale (UK) Ltd. or the Company may make a claim and the amounts outstanding under the Bonds will be reduced by an amount equal to any damages, claims, demands, losses, expenses, costs, obligations and liabilities reasonably and foreseeably arising to the Company and/or StockerYale (UK) Ltd. If StockerYale (UK) Ltd. fails to make any payments under the Bonds, the stockholders of Photonic Products Ltd. will then have the right to require payment from the Company in the form of newly issued shares of the Company’s common stock. All unpaid principal plus accrued but unpaid interest under the Bonds is due and payable on October 31, 2009.

As of March 31, 2007 and December 31, 2006 , $2,400,000 was outstanding under the bonds issued to the stockholders of Photonic Products Ltd.

Laurus Master Fund

Security Agreement:

On June 28, 2006 the Company entered into a Security and Purchase Agreement with Laurus Master Fund, Ltd. (Laurus). Under the Security Agreement, a three-year revolving line of credit was established. The proceeds from this line of credit were used to pay in full the outstanding amount under the credit facility between StockerYale Canada Inc. and National Bank of Canada as described below. Additional amounts borrowed under the line of credit from time to time may be used for the Company’s and StockerYale Canada Inc.’s working capital needs. The Security Agreement provides for a revolving line of credit not to exceed an aggregate principal amount of $4 million and grants a security interest in and lien upon all of the Company’s assets in favor of Laurus. The Company may borrow a total amount at any given time up to $4,000,000, limited to qualifying receivables and inventories as defined.

The Company began making monthly payments to Laurus of accrued interest only on August 1, 2006. The outstanding principal under the note accrues interest at an annual rate of 1% above the prime rate. The interest rate was 9.25% as of March 31, 2007. The Company may elect to prepay the note at any time, in whole or in part, without penalty or premium. All unpaid principal plus accrued but unpaid interest is due and payable on June 28, 2009.

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

There was $2,128,482 and $2,418,000 outstanding under the line of credit, which has been classified as long-term debt, as of March 31, 2007 and December 31, 2006, respectively. Credit line availability was approximately $549,000 and approximately $100,000 as of March 31, 2007 and December 31, 2006, respectively.

In addition, the Company entered into a Registration Rights Agreement under which it agreed to register for resale within 60 days the shares of common stock issued and sold to Laurus. On July 21, 2006 the Company filed a registration statement on Form S-3 (declared effective on August 25, 2006) with the SEC for the resale of the shares.

Term Note

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

At March 31, 2007, $2,545,453 was outstanding under the note, which has been classified as $1,454,542 short-term debt and $1,090,911 long term debt and reported net of $240,470 of unamortized debt discount, which has been classified as $199,422 short term and $41,048 long term.

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

The new agreement provided a line of credit of CAD $2,725,000 ($2,338,000 US, converted at the December 31, 2005 rate of $0.858) restricted by the borrowing base, as defined. The new agreement was collateralized by the Company’s accounts receivable, inventory and equipment in Montreal and bore interest at the Canadian prime rate plus 2.50%. The credit facility required the maintenance of certain financial covenants, including working capital, net worth, limitations on capital expenditures, restrictions on dividends, a financial coverage ratio and maximum inventory levels.

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

At March 31, 2007, $896,768 was outstanding under the note which has been classified as short-term debt.

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

Stock and Warrant Purchase Agreements

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

At March 31, 2007, $4,750,000 remained outstanding under the note which has been classified as $247,396 short-term debt and $4,502,604 long term and reported net of $1,335,432 of unamortized debt discount, which has been reported as long-term.

(13) EQUITY

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

The Company used the Black-Scholes Model to calculate the fair value of the warrants which totaled $1,292,814. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 4.88%, an expected life of ten years and an expected volatility of 101% with no dividend yield.

The warrant and the shares of common stock issued and sold under the agreement were issued and sold under the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 under Section 4(2) and Rule 506 of Regulation D as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the securities.

The Company and Smithfield Fiduciary LLC also entered into a Registration Rights Agreement under which the Company agreed, at its sole expense, to file a registration statement within seven business days to register for resale under the Securities Act of 1933, as amended, the shares issuable upon exercise of the warrant and the shares of common stock issued and sold to Smithfield Fiduciary LLC under the Securities Purchase Agreement. The Company filed a registration statement that was declared effective February 14, 2007.

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

On February 15, 2006, the Company completed the sale of 100% of its stock ownership in its StockerYale Asia subsidiary to Radiant Scientific Pte. Ltd. for the consideration of $1 and a note for $250,000, which was initially recorded at $0 value. The Company recorded $76,000 as income during 2006 for cash collected on the note. Radiant assumed all obligations and liabilities of approximately $465,000 and assets of approximately $466,000. The assets were mainly accounts receivable and inventory. The Company has no contractual arrangements with Radiant Scientific Pte., Ltd. The Company expects to continue to sell an insignificant amount of product to previous customers of StockerYale Asia. In the first quarter ended March 31, 2007, the Company recorded income of approximately $21,000 from payments made on the note payable.

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

The Company completed its last shipment from the galvanometer product line on December 1, 2006. On December 22, 2006, the Company signed an asset purchase agreement with a third party to provide the remaining assets of the galvanometer line in return for a royalty of 5% of sales of Galvo Pen Motors that are sold by the third party during the five years following the date of the agreement, to a maximum of $35,000. In the first quarter of 2007, the Company has recorded a loss of approximately $3,000 related to warranty credits for galvanometer.

No interest was allocated to any of the discontinued operations.

Current assets of discontinued businesses at December 31, 2006 and March 31, 2007 in the accompanying balance sheet mainly represent inventory for the galvanometer product line and trade receivables from sales made from the galvanometer product line during the year. Current liabilities of discontinued businesses at December 31, 2006 in the accompanying balance sheet represent trade payables and accrued liabilities for potential cancellation charges.

(15) COMMITMENTS AND CONTINGENCIES

Lease obligation treated as financing

On December 30, 2005, the Company closed a sale-leaseback transaction on the Company’s Salem, New Hampshire headquarters with 55 Heritage LLC. The terms of the Real Estate Purchase Agreement dated November 29, 2005, as amended on December 22, 2005 between the Company and the buyer were that (i) the Company agreed to sell the property to the buyer, for $4,700,000, and (ii) the Company agreed to lease from the buyer (a) approximately 32,000 square feet of the property for an initial term of five years with a rental rate during such period of $192,000 per year in base rent and (b) approximately 63,000 square feet of the property for an initial term of five years with rental rates during such period ranging from approximately $220,500 to $315,000 per year in base rent, plus a pro rata share of all operating costs of the property. The Company plans to sublease all or part of the 63,000 square feet block of space. At the time an opportunity arises to enter into a sublease agreement with a third party, either (i) the Company will enter into a sublease agreement with such third party or (ii) the buyer will enter into a direct lease with such third party. The lease agreement grants the Company the option to extend the initial term for a period of five years. Because the transaction did not qualify as a sale for Generally Accepted Accounting Principles (GAAP) reporting purposes under SFAS 66, “Accounting for Sales of Real Estate” and SFAS 98, “Accounting for Leases,” the net proceeds were classified as a financing obligation. This was primarily due to the terms of the lease agreement. Additionally, the Company continues to carry the value of the building on its balance sheet and record depreciation expense until the criteria to record a sale are met. The Company continues to account for the financing lease in accordance with the provisions of SFAS 98. During the first quarter of 2007, the Company recorded $77,000 as a non-cash interest expense and $8,000 as a reduction of the lease obligation. During the first quarter of 2006, the Company recorded $81,000 as non-cash interest expense and $46,000 as a reduction of the lease obligation.

At March 31, 2007, $3,670,000 was recorded on the balance sheet as a financing lease obligation, which has been classified as $507,000 short-term obligation and $3,163,000 long-term obligation.

At December 31, 2006, $3,678,000 was recorded on the balance sheet as a financing lease obligation, which has been classified as $507,000 short-term obligation and $3,171,000 long-term obligation.

On October 26, 2005, the Company signed a sub-lease agreement with Onvio Servo, LLC for approximately 17,000 square feet of its Salem facility at a rate of $10.00 per square foot, or for $14,166.67 per month. The commencement date of the lease was November 15, 2005 for a term of twelve months. The agreement also provided for either party to terminate the sub-lease after sixth months upon sixty days notice to the other party. At any event, the lease was effective for a minimum of six months. The Company received $42,500 in the first quarter of 2006 for sublease income. This sub-lease to Onvio Servo, LLC ended in November, 2006.

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

On January 23, 2007 the Company revised and signed a sub-lease agreement with PyroPhotonics Lasers, Inc. for approximately 9,000 square feet of its Montreal facility at a rate of CAD $11.89 per square foot, or for CAD $8,916.67 per month. The commencement date of the revised lease is February 1, 2007 and the term is eight years and nine months. The Company has received CAD $20,978 year-to-date for sublease income.

Indemnification Agreements

On March 29, 2006, each member of the Board of Directors and the Chief Executive Officer and Chief Financial Officer entered into a form of Indemnification Agreement with the Company. Each Indemnification Agreement provides that if the director or executive officer is involved in any threatened, pending or completed action, suit or proceeding, whether brought by or in the right of the Company or by any other party and whether of a civil, criminal, administrative or investigative nature, by reason of the fact that the director or executive officer is or was a director or executive officer of the Company, or is or was serving at the request of the Company as a director, officer, employee, trustee, partner or other agent of another organization or other enterprise, then the Company must indemnify the directors and executive officers to the fullest extent authorized or permitted by applicable law against all expenses, judgments, awards, fines and penalties provided that (i) the director or executive officer acted in good faith and in a manner in which the director or executive officer reasonably believed to be in the best interests of the Company, (ii) in a criminal matter, the director or executive officer had no reasonable cause to believe that his conduct was unlawful, and (iii) the director or executive officer is not adjudged liable to the Company. There have been no additional provisions recorded as it is believed that the insurance coverage is adequate.

(16) LITIGATION

Beginning in May 2005, three putative securities class action complaints were filed in the United States District Court for the District of New Hampshire against the Company and Mark Blodgett, the Company’s President, Chief Executive Officer and Chairman of the Board, Lawrence Blodgett, a former director, Frances O’Brien, the Company’s former Chief Financial Officer, Richard Lindsay, the Company’s former Chief Financial Officer, and Ricardo Diaz, the Company’s former Chief Operating Officer, purportedly on behalf of some of the Company’s shareholders. The complaints, which assert claims under the Securities Exchange Act of 1934, allege that some disclosures made by the Company in press releases dated April 19, 2004 and April 21, 2004 were materially false or misleading. The complaints seek unspecified damages, as well as interest, costs, and attorney’s fees. The three complaints were consolidated into one action and assigned to a single federal judge. The Court also appointed a group of lead plaintiffs and plaintiffs’ counsel, who recently filed a consolidated amended complaint to supersede the previously filed complaints. Mr. Lindsay is not named as a defendant in the amended complaint; therefore, he is not a party to the currently pending proceeding. The consolidated amended complaint asserts claims under Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. On January 31, 2006, the Company and the individual defendants moved to dismiss all claims asserted in the consolidated amended complaint. On September 29, 2006, the United States District Court for the District of New Hampshire ruled against the defendants on the motions to dismiss. On October 12, 2006, the Company and the individual defendants answered the consolidated amended complaint, denying all allegations of liability and setting forth affirmative defenses to the claims. On November 17, 2006, the Court approved a plan for the conduct of discovery in this matter.

On June 17, 2005, a purported shareholder derivative action was filed in the United States District Court for the District of New Hampshire against the Company (as a nominal defendant) and Mark Blodgett, our Chief Executive Officer and Chairman of the Board, Lawrence Blodgett, a former director, and Steven Karol, Dietmar Klenner, Raymond Oglethorpe and Mark Zupan, all of whom are current directors of the company. The plaintiff derivatively claimed breaches of fiduciary duty by the defendant directors and officers in connection with the disclosures made by us in press releases dated April 19, 2004 and April 21, 2004, the awarding of executive bonuses, and trading in Company common stock while allegedly in possession of material, non-public information. On January 30, 2007, the Court granted the plaintiff’s request for voluntarily dismissal and dismissed the action without prejudice.

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

(17) DERIVATIVE FINANCIAL INSTRUMENTS

The Company has entered into forward foreign currency exchange rate contracts and option contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations between the U.S. dollar and the Canadian dollar. These programs are not designed for trading or speculative purposes. The Company does not believe that our Cork, Ireland subsidiary has material foreign currency exchange rate exposure. In accordance with SFAS No. 133, the Company recognizes derivative instruments as either assets or liabilities on the balance sheet at fair value. These forward contracts are not accounted for as hedges and, therefore, changes in the fair value of these instruments are recorded as interest income and other, net. Neither the cost nor the fair value of the contracts was material at December 31, 2006. The notional principal of the Company’s forward contracts to purchase Canadian dollars with foreign currencies as of December 31, 2006 was $1,250,000. The fair value of the Company’s open forward contracts was $31,900 as of December 31, 2006 and is recorded in the accompanying condensed consolidated balance sheet. The net impact of these forward contracts during 2006 was a net loss of $14,500 and it was recorded in the accompanying condensed consolidated statement of operations. The net gain recorded in the quarter ended March 31, 2007 on these remaining forward contracts was $8,559.

The objective of this option contract is to limit the fluctuations in prices paid materials and labor and the potential volatility in cash flows from future foreign exchange rate movements CAD versus USD. The Company continually evaluates those currency exchange rates with respect to its future usage requirements.

On December 6, 2006 the Company entered into a forward foreign currency exchange rate contract with Anglo-Irish bank to convert $500,000 U.S. dollars per month into Canadian dollars at a strike rate with a bottom end range of $1.09 CAD to the USD, and 100% upside flexibility to market rates in excess of the $1.09 strike rate. This arrangement began on March 1, 2007 and continues until December 31, 2007. The Company paid a premium of $61,500 USD to the bank on this date. At March 31, 2007, the value of this contract was approximately $9,000.

Management has determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of the subsidiaries. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the foreign currency exchange rate prevailing at the balance sheet date, while income and expense accounts are translated at average exchange rates during the year.The Company’s operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries, as a result of our transactions in these foreign markets.

(18) SEGMENT INFORMATION

SFAS No. 131 (“SFAS 131”), Disclosures about Segments of an Enterprise and Related information, requires financial and supplementary information to be disclosed on an annual and interim basis of each reportable segment of an enterprise. SFAS No. 131 also establishes standards for related disclosures about product and services, geographic areas and major customers. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision-maker is the Chief Executive Officer. The Company’s accounting policies and method of presentation for segments is consistent with that used throughout the consolidated financial statements.

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

	Three months Ended March 31, 2007				Three months Ended March 31, 2006
	Illumination	Optical Components	Photonic Products	Total	Illumination	Optical Components	Photonic Products	Total
Net sales	$4,153	$805	$2,518	$7,476	$3,863	$578	$—	$4,441
Gross margin	1,635	302	635	2,572	1,490	199	—	1,689
Operating loss	(525)	(158)	(317)	(1000)	(623)	(251)	—	(874)

	March 31, 2007					December 31, 2006
	Illumination	Optical Components	Photonic Products	Corporate	Total	Illumination	Optical Components	Photonic Products	Corporate	Total
Total current assets	$5,015	$475	$3,219	$1,556	$10,265	$4,967	$444	$3,042	$1,343	$9,796
Property, plant & equipment, net	3,164	$2,980	698	$4,118	10,960	3,212	3,400	791	3,852	11,255
Acquired intangible assets, net	438		3,952		4,390	518		4,173		4,691
Goodwill	2,677		5,290		7,967	2,677		5,280		7,957
Other long-term assets	394			$759	1,153	391			853	1,244
Total	$11,688	$3,329	$13,285	$6,433	$34,735	$11,765	$3,844	$13,286	$6,048	$34,943

The Company’s sales by geographic region are denominated in U.S. dollars. These sales are as follows:

	Three months Ended March 31,
Sales by region	2007	2006
Domestic – United States	$3,473	$1,970
Canada	622	609

Europe	2,333	1,382

Asia	819	417
ROW	229	63

Total	$7,476	$4,441

ITEM 2.	MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the following discussion, as well as other information in this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the “safe harbor” created by those sections. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties described in “Risk Factors” in this report and in our annual report on Form 10-KSB for the year ended December 31, 2006. We undertake no obligation to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview

StockerYale, Inc. is an independent designer and manufacturer of structured light lasers, LED modules, fluorescent lighting products, and specialty optical fibers and phase masks for industry-leading original equipment manufacturers (OEMs), as well as a specialist distributor of visible, infrared and blue violet laser diodes. Our illumination products include the Lasiris and Photonic Products brands of laser diode modules, extremely bright light emitting diode (LED) illuminators and fluorescent lighting products for the machine vision, industrial inspection, defense, telecommunications, sensors, and medical markets. Our products are sold to over 2,000 customers, primarily in North America, Europe and the Pacific Rim. We sell directly to, and work with, a group of distributors and machine vision integrators to sell their specialized illumination products. In October 2006, we acquired Photonic Products Ltd., a designer and manufacturer of laser modules and a specialist distributor of laser diodes.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with our audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

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

During 2006, we completed the divestiture of three non-core product lines – our Singapore distribution subsidiary, and our fiber optic lighting and galvanometer product lines. Strategically, these actions set the stage for our increased focus on the three higher return core businesses: lasers, LEDs, and specialty optical fiber. Following these transactions we were able to increase our focus on R&D and sales and marketing on core higher margin units and accelerate our product development efforts in key areas.

We expect accelerated revenues in 2007 from our product development efforts. Since the beginning of 2007, we launched two innovative laser products. Our Lasiris PureBeam Fiber-Coupled Laser was our largest R&D initiative over the last three years. We expect this product launch to significantly impact laser revenues over time due to new medical and biomedical applications. We also launched our Lasiris™ PowerLine Laser, a high power laser line generator for fast-speed machine vision and medical applications. In July 2006, we introduced our patent-pending Flat-Top2 Generator for our low power laser category. This is an innovative beam shaping module for laser applications in bio-detection, night vision, and optical character recognition.

The Company intends to pursue various options to finance any acquisitions and also to fund operations, as necessary, through the end of 2007. If the Company does not achieve its goals for 2007, management would implement cost reduction strategies to conserve cash; however, management believes that there is adequate capital to sustain current operations through 2007.

FISCAL QUARTERS ENDED MARCH 31, 2007 AND 2006

Net Sales

Net sales were $7.5 million for the three months ended March 31, 2007, a 68% increase over $4.4 million for the first quarter of 2006, and a 28% sequential increase compared with $5.8 million for the fourth quarter of 2006. Photonic Products revenue accounted for 59% of the total revenue growth and 35% of total revenue for the three months ended March 31, 2007. Geographic distribution of our first quarter sales was 47% in the U.S., 8% in Canada, 31% in Europe, and 11% in Asia.

Gross Profit

Gross profit was $2.6 million for the three months ended March 31, 2007. This represents an increase of 52% from $1.7 million for the first quarter of 2006, and 50% from $1.7 million in the fourth quarter of 2006.

During the three months ended March 31, 2007 gross margin was 34% compared with 38% in the first quarter of 2006, due to the inclusion of Photonic Products’ mix of distributed and manufactured products and associated overhead expense. Gross margin increased 3% over fourth quarter 2006 gross margin of 31%, primarily due to laser line volume increase at StockerYale Canada.

Operating Expenses

Operating expenses totaled $3.3 million for the three months ended March 31, 2007, increasing 32% year-over-year and 20% quarter-over-quarter. The increase was primarily due to the additional operating expenses of Photonic Products, along with infrastructure investments being made by management in the areas of IT, Sarbanes-Oxley compliance and sales and marketing. Non-cash amortization of intangible assets increased $0.2 million. Research and development spending increased by 10% to $0.8 million, but declined as a percentage of revenue to 10% from 16%. Sales and marketing and general and administrative expense increased 40%, or $0.7 million, but declined as a percentage of revenue to 33% from 40%.

Operating loss for the first quarter was $1.0 million compared with operating losses of $0.9 million for the first quarter of 2006 and $1.2 million for the fourth quarter of 2006.

Non-Operating Expenses

Other expenses, which include primarily non-cash debt and interest expense, increased by $0.4 million, or 121%, for the three months ended March 31, 2007 mainly due to new borrowing in October 2006 for the acquisition of Photonic Products, Ltd.

Net Income (Loss)

Net loss including discontinued operations was $1.6 million or $0.05 per share. This compares to net loss of $1.2 million or $0.04 per share for the first quarter of 2006 and $1.6 million or $0.05 per share for the fourth quarter of 2006.

Provision (Benefit) for Income Taxes

We have recorded a valuation allowance against our net deferred tax assets after concluding that it is more likely than not that we will not be able to use those deferred tax assets. The Company recorded an income tax benefit for the quarter ended March 31, 2007 related to one of its non-U.S. based subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

The current ratio (the ratio of current assets to short term liabilities) as of March 31, 2007 was 1.24. This was approximately the same as the December 31, 2006 current ratio of 1.20. Our March 31, 2007 cash balance of $1.6 million was $0.2 million higher than our cash balance on December 31, 2006.

We used $1.2 million of cash for operating activities during the first quarter of 2007 compared to $0.5 million in the first quarter of 2006. Total financing activities conducted during the first quarter of 2007 contributed $1.5 million in cash mainly from net proceeds from the sale of common stock ($2.3 million). We made principal payments of debt of $0.5 million. Investing activities for the first quarter of 2007 were $(0.2) million mainly for the acquisition of plant and equipment.

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

Our cash balance improved from $1.4 million at December 31, 2006 to $1.6 million at March 31, 2007 primarily as a result of the $2,300,000 we raised from Smithfield as described above.

Despite higher revenues, inventory stayed constant at $4.0 million. Capital spending for the period was $0.2 million.

Finally, headcount was 204 at March 31, 2007 up slightly from year-end due to the addition of R&D and sales personnel. We expect modest increases in headcount during the second quarter in line with our sales reengineering program and R&D investment.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our annual report on Form 10-KSB for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-KSB are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The risk factors in this report were disclosed in our annual report on Form 10-KSB and have been updated to provide information as of the date of this filing unless a different date is referred to in the risk factor.

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

We need to obtain additional financing, which may not be available on favorable terms or at all.

As of March 31, 2007, we had cash and cash equivalents of approximately $1.6 million. On June 28, 2006, we established a three-year, $4 million revolving line of credit with Laurus Master Fund, Ltd. and issued 642,857 shares of our common stock to Laurus Master Fund, Ltd. for $643. We used approximately $1.41 million of the proceeds available from this transaction to repay in full the amount outstanding under our credit facility with the National Bank of Canada. We may borrow a total amount at any given time up to $4 million under the line of credit, limited to qualifying receivables and inventories as defined in the agreement. As of December 31, 2006, $2,418,000 was outstanding under the line of credit, which has been classified as short-term debt.

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

Beginning in May 2005, three putative securities class action complaints were filed in the United States District Court for the District of New Hampshire against the Company and Mark Blodgett, the Company’s President, Chief Executive Officer and Chairman of the Board, Lawrence Blodgett, a former director, Frances O’Brien, the Company’s former Chief Financial Officer, Richard Lindsay, the Company’s former Chief Financial Officer, and Ricardo Diaz, the Company’s former Chief Operating Officer, purportedly on behalf of some of the Company’s shareholders. The complaints, which assert claims under the Securities Exchange Act of 1934, allege that some disclosures made by the Company in press releases dated April 19, 2004 and April 21, 2004 were materially false or misleading. The complaints seek unspecified damages, as well as interest, costs, and attorney’s fees. The three complaints were consolidated into one action and assigned to a single federal judge. The Court also appointed a group of lead plaintiffs and plaintiffs’ counsel, who recently filed a consolidated amended complaint to supersede the previously filed complaints. Mr. Lindsay is not named as a defendant in the amended complaint; therefore, he is not a party to the currently pending proceeding. The consolidated amended complaint asserts claims under Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. On January 31, 2006, the Company and the individual defendants moved to dismiss all claims asserted in the consolidated amended complaint. On September 29, 2006, the United States District Court for the District of New Hampshire ruled against the defendants on the motions to dismiss. On October 12, 2006, the Company and the individual defendants answered the consolidated amended complaint, denying all allegations of liability and setting forth affirmative defenses to the claims. On November 17, 2006, the Court approved a plan for the conduct of discovery in this matter.

On June 17, 2005, a purported shareholder derivative action was filed in the United States District Court for the District of New Hampshire against the Company (as a nominal defendant) and Mark Blodgett, our President and Chief Executive Officer and Chairman of the Board, Lawrence Blodgett, a former director, and Steven Karol, Dietmar Klenner, Raymond Oglethorpe and Mark Zupan, all of whom are current directors of the company. The plaintiff derivatively claimed breaches of fiduciary duty by the defendant directors and officers in connection with the disclosures made by us in press releases dated April 19, 2004 and April 21, 2004, the awarding of executive bonuses, and trading in Company common stock while allegedly in possession of material, non-public information. On January 30, 2007, the Court granted the plaintiff’s request for voluntarily dismissal and dismissed the action without prejudice.

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

We distribute and sell some of our products internationally, and our success depends in part on our ability to manage our international operations. Sales outside the United States accounted for 53% of our total revenue for the year ended December 31, 2006 and approximately 53% of our total revenue for the first quarter ended March 31, 2007. We are subject to risks associated with operating in foreign countries, including:

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

Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Exchange Rate Risk

We have entered into forward foreign currency exchange rate contracts and option contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations between the U.S. dollar and the Canadian dollar. These programs are not designed for trading or speculative purposes. We do not believe that our Cork, Ireland subsidiary has material foreign currency exchange rate exposure. In accordance with SFAS No. 133, we recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. These forward contracts are not accounted for as hedges and, therefore, changes in the fair value of these instruments are recorded as interest income and other, net. Neither the cost nor the fair value of the contracts was material at December 31, 2006. The notional principal of our forward contracts to purchase Canadian dollars with foreign currencies as of December 31, 2006 was $1,250,000. The fair value of our open forward contracts was $31,900 as of December 31, 2006 and is recorded in the accompanying condensed consolidated balance sheet. The net impact of these forward contracts during 2006 was a net loss of $14,500 and it was recorded in the accompanying condensed consolidated statement of operations. The net gain recorded in the quarter ended March 31, 2007 on these remaining forward contracts was $8,559.

The objective of this option contract is to limit the fluctuations in prices paid materials and labor and the potential volatility in cash flows from future foreign exchange rate movements CAD versus USD. The Company continually evaluates those currency exchange rates with respect to its future usage requirements.

On December 6, 2006 we entered into a forward foreign currency exchange rate contract with Anglo-Irish bank to convert $500,000 U.S. dollars per month into Canadian dollars at a strike rate with a bottom end range of $1.09 CAD to the USD, and 100% upside flexibility to market rates in excess of the $1.09 strike rate. This arrangement began on March 1, 2007 and continues until December 31, 2007. We paid a premium of $61,500 USD to the bank on this date. At March 31, 2007, the value of this contract was approximately $9,000.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under the Laurus Master Fund Ltd. line of credit of $2,128 million with an interest rate of prime plus 1% and the Laurus Master Fund, Ltd. term note of $2,545 million with an interest rate of prime plus 2%. As of March 31, 2007, the fair market value of our outstanding debt approximates our carrying value due to the short-term maturities and variable interest rates.

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

(b)	Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Beginning in May 2005, three putative securities class action complaints were filed in the United States District Court for the District of New Hampshire against the Company and Mark Blodgett, the Company’s President, Chief Executive Officer and Chairman of the Board, Lawrence Blodgett, a former director, Frances O’Brien, the Company’s former Chief Financial Officer, Richard Lindsay, the Company’s former Chief Financial Officer, and Ricardo Diaz, the Company’s former Chief Operating Officer, purportedly on behalf of some of the Company’s shareholders. The complaints, which assert claims under the Securities Exchange Act of 1934, allege that some disclosures made by the Company in press releases dated April 19, 2004 and April 21, 2004 were materially false or misleading. The complaints seek unspecified damages, as well as interest, costs, and attorney’s fees. The three complaints were consolidated into one action and assigned to a single federal judge. The Court also appointed a group of lead plaintiffs and plaintiffs’ counsel, who recently filed a consolidated amended complaint to supersede the previously filed complaints. Mr. Lindsay is not named as a defendant in the amended complaint; therefore, he is not a party to the currently pending proceeding. The consolidated amended complaint asserts claims under Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. On January 31, 2006, the Company and the individual defendants moved to dismiss all claims asserted in the consolidated amended complaint. On September 29, 2006, the United States District Court for the District of New Hampshire ruled against the defendants on the motions to dismiss. On October 12, 2006, the Company and the individual defendants answered the consolidated amended complaint, denying all allegations of liability and setting forth affirmative defenses to the claims. On November 17, 2006, the Court approved a plan for the conduct of discovery in this matter.

On June 17, 2005, a purported shareholder derivative action was filed in the United States District Court for the District of New Hampshire against the Company (as a nominal defendant) and Mark Blodgett, our Chief Executive Officer and Chairman of the Board, Lawrence Blodgett, a former director, and Steven Karol, Dietmar Klenner, Raymond Oglethorpe and Mark Zupan, all of whom are current directors of the company. The plaintiff derivatively claimed breaches of fiduciary duty by the defendant directors and officers in connection with the disclosures made by us in press releases dated April 19, 2004 and April 21, 2004, the awarding of executive bonuses, and trading in Company common stock while allegedly in possession of material, non-public information. On January 30, 2007, the Court granted the plaintiff’s request for voluntarily dismissal and dismissed the action without prejudice.

ITEM 5.	OTHER INFORMATION

During the quarter ended March 31, 2007, we made no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

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

STOCKERYALE, INC.

Date: May 15, 2007	By:	/s/ MARK W. BLODGETT
Mark W. Blodgett President, Chief Executive Officer and Chairman of the Board

Date: May 15, 2007	By:	/s/ MARIANNE MOLLEUR
Marianne Molleur Senior Vice President and Chief Financial Officer