Form 10QSB
period 2007-06-30
STOCKERYALE INC
filed 2007-08-10
CIK 94538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2007

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

As of August 8, 2007, there were 35,897,440 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

STOCKERYALE, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STOCKERYALE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands except share data

Unaudited

	June 30, 2007	December 31, 2006
Assets

Current assets:

Cash and cash equivalents	$2,248	$1,366

Restricted Cash	17	11

Accounts receivable less allowances of $82 at June 30, 2007 and $54 at December 31, 2006	4,068	3,868

Inventories	4,062	4,015
Prepaid expenses and other current assets	653	536

Current assets – discontinued operations	—	36

Total current assets	11,048	9,832

Net property, plant and equipment	10,785	11,255

Goodwill	8,079	7,957

Acquired intangible assets, net	4,163	4,691

Other long-term assets	1,078	1,244

Total assets	$35,153	$34,979

Current liabilities:
Current portion of long-term debt, net of unamortized discount of $599 at June 30, 2007 and $247 at December 31, 2006	$1,941	$2,322
Current portion of capital lease obligations	125	124
Current portion of financing lease obligation	507	507

Accounts payable	2,555	3,136

Accrued expenses	2,371	2,411

Current liabilities – discontinued operations	2	41

Total current liabilities	7,501	8,541
Long-term debt, net of unamortized discount of $1,048 at June 30, 2007 and $1,505 at December 31, 2006	11,079	9,512
Capital lease obligations	255	313
Financing lease obligation	3,154	3,171
Deferred income taxes	1,141	1,252

Total liabilities	23,130	21,537

Stockholders’ equity:
Common stock, par value $0.001; shares authorized 100,000,000; 34,504,115 shares issued and outstanding at June 30, 2007 and 31,960,462 at December 31, 2006	34	32

Paid-in capital	97,662	94,700

Accumulated other comprehensive income	2,916	2,269

Accumulated deficit	(88,589)	(84,811)

Total stockholders’ equity	12,023	12,190

Total liabilities and stockholders’ equity	$35,153	$34,979

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	In thousands except per share data
Net sales	$6,950	$4,554	$14,426	$8,995
Cost of sales	4,658	2,826	9,562	5,578

Gross profit	2,292	1,728	4,864	3,417

Operating expenses:
Selling expenses	969	611	1,986	1,250
General and administrative expenses	1,496	1,151	2,974	2,292
Research and development expenses	814	705	1,584	1,408
Amortization expense	310	79	617	159

Total operating expenses	3,589	2,546	7,161	5,109

Loss from operations	(1,297)	(818)	(2,297)	(1,692)
Interest (income) and other (income) expense, net	105	(44)	259	(30)
Amortization of debt discount and financing costs	555	145	822	301
Interest expense	288	159	599	321

Loss from continuing operations before income taxes	(2,245)	(1,078)	(3,977)	(2,284)
Income tax provision (benefit)	(53)	—	(136)	—

Loss from continuing operations	$(2,192)	$(1,078)	$(3,841)	$(2,284)
Income / (Loss) from discontinued operations	42	24	62	(15)

Net loss	(2,150)	(1,054)	(3,779)	(2,299)

Basic and diluted net loss per share from continuing operations	$(0.06)	$(0.04)	$(0.11)	$(0.08)
Basic and diluted net loss per share from discontinued operations	$0.00	$0.00	$0.00	$0.00

Basic and diluted net loss per share	$(0.06)	$(0.04)	$(0.11)	$(0.08)

Weighted average shares outstanding:
Basic and diluted	34,266	28,734	34,156	28,600

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
	2007	2006
	In thousands
Operations
Net loss	$(3,779)	$(2,299)
Income (Loss) from discontinued operations	62	(15)

Loss from continuing operations	$(3,841)	$(2,284)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	205	169
Depreciation and amortization	1,565	1,087
Amortization of debt discount and financing costs	822	301
Other changes in assets and liabilities:
Accounts receivable	(486)	(642)
Inventories	(286)	104
Prepaid expenses and other current assets	(148)	(40)
Accounts payable	(422)	600
Accrued expenses	(74)	(620)
Other assets and liabilities	(464)	122

Net cash used in continuing operations	(3,129)	(1,203)
Net cash provided by discontinued operations	59	364

Net cash used in operating activities	(3,070)	(839)

Financing
Net proceeds from sale of common stock and exercise of stock options	2,330	20
Proceeds (repayments) from revolving credit facility	(90)	2,528
Proceeds from issuance of note payable	2,318	—
Principal repayment of short-term debt	—	(1,849)
Principal repayment of long-term debt	(1,005)	(605)
Restricted cash related to credit facilities	(6)	—
Debt issuance costs	(117)	(178)

Net cash provided by (used in) continuing operations	3,430	(84)
Net cash provided by (used in) discontinued operations	—	—

Net cash provided by (used in) financing activities	3,430	(84)

Investing
Net proceeds from sale of assets	—	90
Payments of financing obligation	(17)	(92)
Purchases of property, plant and equipment	(252)	(125)

Net cash used in continuing operations	(269)	(127)
Net cash provided by discontinued operations	35	310

Net cash provided by (used in) investing activities	(234)	183
Effect of exchange rates	756	115

Net change in cash and cash equivalents	882	(625)
Cash and cash equivalents, beginning of period	1,366	3,427

Cash and cash equivalents, end of period	$2,248	$2,802

Supplemental disclosure of cash flow information:
Interest paid	$603	$299

Supplemental disclosure on non-cash investing and financing activities:
Issuance of common stock in exchange for financing	429	—
Issuance of restricted stock	169	160

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by StockerYale, Inc. (the “Company”) and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six month periods ended June 30, 2007 and 2006, (b) the financial position at June 30, 2007 and December 31, 2006, and (c) the cash flows for the six month periods ended June 30, 2007 and 2006. These interim results are not necessarily indicative of results for a full year or any other interim period.

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

The Company’s current forecast for 2007 calls for increased revenues, and improved margins, cash flow and asset turnover. It also calls for significant investments in sales and marketing, production and information technology that will impact near-term profitability. The Company intends to pursue various options to finance any acquisitions and also to fund operations, as necessary, through the end of 2007. On January 26, 2007, the Company sold and issued 2,000,000 shares of its common stock at a per share purchase price of $1.15 and a warrant to purchase 1,000,000 shares of its common stock at an exercise price of $1.72 per share to Smithfield Fiduciary LLC for an aggregate purchase price of $2,300,000. On June 19, 2007, the Company and Laurus entered into a Note Amendment Agreement to the secured term note, which is fully described in note (12). The amendment extended the maturity date of the December 30, 2005 note from December 30, 2008 to June 30, 2010.

If the Company does not achieve its goals for 2007, management would implement cost reduction strategies to conserve cash; however, management believes that there is adequate capital to sustain current operations through 2007.

(2) LOSS PER SHARE

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic and diluted net loss per common share for the six months ended June 30, 2007 and 2006 is calculated by dividing the net loss applicable to common stockholders by the weighted average number of vested common shares outstanding.

Common stock equivalents that were outstanding as of June 30, 2007 and 2006, but were considered anti-dilutive securities and excluded from the diluted net income per share calculations, were as presented below:

	June 30,
	2007	2006
Options outstanding	2,521,532	3,381,934
Warrants outstanding	7,589,057	4,589,058
Unvested restricted stock grants	1,228,365	606,979

Total anti-dilutive common stock equivalents	11,338,954	8,577,971

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

Warranty Reserves:

	Six Months Ended June 30
	2007	2006
	In thousands
Balance at beginning of period	$259	$208
Charges to costs and expenses	49	98
Account write-offs and other deductions	(66)	(76)

Balance at end of period	$242	$230

(5) ACQUISITION

Acquisition of Photonic Products Ltd.

On October 31, 2006, the Company entered into a Stock Purchase Agreement with the stockholders of Photonic Products Ltd. to acquire all of the outstanding stock of privately held Photonic Products Ltd., a provider of laser diode modules and laser diodes for industrial, medical and scientific markets. Under the terms of the transaction, StockerYale paid to the stockholders of Photonics Products Ltd. an aggregate of $9.4 million for 100% of the outstanding stock of Photonic Products Ltd. consisting of (i) US$4,250,000 of cash in the aggregate from StockerYale (UK) Ltd. to the stockholders of Photonic Products Ltd., (ii) bonds issued by StockerYale (UK) Ltd. to each of the stockholders of Photonic Products Ltd. with an aggregate initial principal amount equal to US$2,400,000, and (iii) 2,680,311 shares of the Company’s common stock, valued at approximately $2,780,000 . The Company also agreed to an earnout agreement with some of the stockholders of Photonic Products Ltd. contingent upon specified financial targets being met over the next three years in an amount up to 439,966 pounds sterling to be made in either cash or common stock of the Company, at the sole discretion of StockerYale. The Company filed a registration statement on Form S-3 on January 29, 2007 to register the shares of its common stock issued to the stockholders of Photonic Products Ltd. The registration statement became effective February 14, 2007. The results of Photonic Products Ltd. have been included in the Company’s financial statements from the date of acquisition.

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

The total purchase price, which included the related acquisition costs of approximately $332,000, exceeded the appraised fair value of the acquired identified net assets by $5.1 million, which was allocated to goodwill. Goodwill is not deductible for tax purposes. The following represents the allocation of the aggregate purchase price to the acquired net assets of Photonic Products Ltd.:

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

	Three months ended June 30, 2006	Six months ended June 30, 2006
	(in thousands except per share data)
Pro forma revenues	6,912	13,636

Pro forma loss from continuing operations	(979)	(2,135)

Pro forma net loss	(994)	(2,150)

Pro forma earnings per share from continuing operations
Basic	(0.03)	(0.07)
Diluted	(0.03)	(0.07)
Pro forma earnings per share, net
Basic	(0.03)	(0.07)
Diluted	(0.03)	(0.07)

(6) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead. Inventories are as follows:

	June 30, 2007	December 31, 2006
	In thousands
Finished goods	$895	$412
Work-in-process	611	548
Raw materials	2,556	3,055

Net Inventories	$4,062	$4,015

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

Stock Option Awards—The fair value of each stock option is estimated using the Black-Scholes option-pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the Company’s stock, at the time of the award. The average expected option term was estimated at 5 years. The risk-free interest rate is based on U.S. Treasury zero-coupon issues assumed at the date of grant and no dividends were assumed in the calculation. The compensation expense recognized for all equity-based awards is net of estimated forfeitures for the three months ending June 30, 2007. Forfeitures are estimated based on the historical trends. The fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model. There were no options granted during 2006 or during the first and second quarter of 2007.

A summary of option activity as of June 30, 2007 and changes during the first six months is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2006	2,859,083	4.86	5.18	490

Granted	—	—
Exercised	(128,752)	0.76
Cancelled	(208,799)	8.27

Balance at June 30, 2007	2,521,532	4.78	4.67	514

Vested and Exercisable at June 30, 2007	2,237,598	5.25	4.04	459

As of June 30, 2007, there was approximately $37,000 of total unrecognized compensation cost related to non-vested stock options granted. The cost is expected to be recognized over the next 1.5 years. The intrinsic value of the options exercised in the six months ended June 30, 2007 was approximately $93,000.

Restricted Share Awards – The Company awards to a number of key employees restricted shares of the Company’s common stock. The awards vest in equal annual installments over a period of four years, assuming continued employment, with some exceptions. The fair market value of the award at the time of the grant is amortized over the vesting period. The fair value of awards of shares of restricted stock is based on the fair market value of the stock on the date of grant. A summary of the status of the Company’s restricted shares of common stock as of June 30, 2007 and changes during the period are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2006	1,272,088	1.03
Granted	121,928	1.39
Vested	(73,280)	0.89
Cancelled	(92,371)	0.73

Non-Vested at June 30, 2007	1,228,365	1.08

As of June 30, 2007, there was approximately $1,211,000 of total unrecognized compensation cost related to non-vested shares of restricted stock. The Company expects to recognize the costs over the next 2.97 years.

On May 22, 2007, the shareholders of the Company approved the adoption of the Company’s 2007 Stock Incentive Plan (the “Plan”). Under the Plan, the Company may issue options, restricted stock, restricted stock units and other stock-based awards to its employees, officers, directors, consultants and advisors. An aggregate of 5,300,000 shares of the Company’s common stock are reserved for issuance under the Plan. In addition, there will be an annual increase to the number of shares reserved for issuance under the Plan equal to the lesser of (i) 1,000,000 shares of common stock, (ii) 5% of the outstanding shares of common stock of the Company, or (iii) an amount determined by the Board of Directors of the Company. The Company’s executive officers are eligible to receive stock based awards under the Plan on the terms and conditions determined by the Governance, Nominating and Compensation Committee of the Board of Directors of the Company.

The foregoing description is qualified in its entirety by reference to the full text of the Plan, and the forms of non-statutory stock option agreement, incentive stock option agreement and restricted stock agreement for usage under the Plan, which are filed or incorporated by reference as exhibits hereto and are incorporated herein by reference.

Also on May 22, 2007, the Board of Directors of the Company approved an amendment to the Company’s Policy Regarding Compensation of Independent Directors (the “Director Plan”), which provides that all awards of stock made under the Director Plan shall be made pursuant to the Plan, instead of pursuant to the Company’s 2004 Stock Option and Incentive Plan.

(8) COMPREHENSIVE LOSS

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	In thousands
Net loss	$(2,150)	$(1,054)	$(3,779)	$(2,299)
Other comprehensive income (loss):
Cumulative translation adjustment	587	236	647	235

Comprehensive loss	$(1,563)	$(818)	$(3,132)	$(2,064)

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

Gross carrying amounts and accumulated amortization of intangible assets were as follows as of June 30, 2007 for each intangible asset class.

	Gross Carrying Amount	Accumulated Amortization	Net Balances
		(in thousands)
Acquired patents and patented technology	$3,088	$(2,727)	$362
Trademarks	471	(471)	—
Acquired trade name	605	(50)	555
Acquired distributor and customer contracts and relationships	2,462	(338)	2,124
Acquired non compete agreement	798	(177)	621
Acquired technology design and programs	416	(35)	381
Other	144	(23)	120

Total	$7,984	$(3,821)	$4,163

Gross carrying amounts and accumulated amortization of intangible assets were as follows as of December 31, 2006 for each intangible asset class.

	Gross Carrying Amount	Accumulated Amortization	Net Balances
		(in thousands)
Acquired patents and patented technology	$3,088	$(2,574)	$514
Trademarks	471	(467)	4
Acquired trade name	592	(12)	580
Acquired distributor and customer contracts and relationships	2,407	(83)	2,324
Acquired non compete agreement	780	(43)	737
Acquired technology design and programs	407	(9)	398
Other	140	(6)	134

Total	$7,885	$(3,194)	$4,691

Amortization of intangible assets was $310,000 and $79,000 for the three months ended June 30, 2007 and 2006, and $617,000 and $159,000 for the six months ended June 30, 2007 and 2006.

As of June 30, the estimated future amortization expense of intangible assets, in thousands, is as follows:

	Estimated Future Expense
	2007	2008	2009	2010	2011+
Amortization expense of intangible assets	$695	$1,112	$844	$464	$1,048

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

The Company had net deferred tax assets totaling $23.6 million as of December 31, 2006. Realization of the deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income and, if necessary, execution of tax planning strategies.

The Company’s historical operating losses raise considerable doubt as to when, if ever, any of the deferred tax assets will be realized. As a result, management has provided a full valuation allowance for the net deferred tax assets. In the event management determines that sufficient future taxable income may be generated in subsequent periods and the previously recorded valuation allowance is no longer needed, the Company will decrease the valuation allowance by providing an income tax benefit in the period that such a determination is made.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income tax positions recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 requires that an enterprise must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not threshold is then measured to determine the amount of benefit to recognize in the financial statements. Based on its assessment, the Company has concluded that there are no significant uncertain tax positions that require recognition in the financial statements.

With respect to any future uncertain tax positions, the Company intends to record interest and penalties, if any, as a component of income tax expense.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As a result of the Company’s tax loss position, the tax years 1999 through 2006 remain open to examination by the federal and most state tax authorities. In addition, the tax years 2002 through 2006 are open to examination in foreign jurisdictions.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards (“FAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”. FAS 159 provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs), and is applied only to entire instruments not to portions of instruments. The Company is currently evaluating the impact of adopting FAS 159 on its financial statements, which is effective beginning in fiscal year 2008.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangement” (“FSP”), which addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”. On January 1, 2007 the Company adopted this FSP, which had no material impact. For registration payment arrangements and financial instruments subject to those arrangements this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006.

(12) DEBT

Photonic Products Ltd.

StockerYale (UK) Ltd., a wholly owned subsidiary of the Company, issued bonds to each of the stockholders of Photonic Products Ltd. with an aggregate initial principal amount equal to US$2,400,000. The outstanding principal under the bonds issued to the stockholders of Photonic Products Ltd. accrues interest at an annual rate of 1% above the LIBOR rate as determined on the first business day of each month. StockerYale (UK) Ltd. may elect to prepay the bonds at any time, in whole or in part, without penalty or premium. If the stockholders of Photonic Products Ltd. breach any representation, warranty, covenant or agreement made in the Purchase Agreement, StockerYale (UK) Ltd. or the Company may make a claim and the amounts outstanding under the bonds will be reduced by an amount equal to any damages, claims, demands, losses, expenses, costs, obligations and liabilities reasonably and foreseeably arising to the Company and/or StockerYale (UK) Ltd. If StockerYale (UK) Ltd. fails to make any payments under the bonds, the stockholders of Photonic Products Ltd. will then have the right to require payment from the Company in the form of newly issued shares of the Company’s common stock. All unpaid principal plus accrued but unpaid interest under the bonds is due and payable on October 31, 2009.

As of June 30, 2007 and December 31, 2006, $2,400,000 was outstanding under the bonds issued to the stockholders of Photonic Products Ltd.

Laurus Master Fund

Security Agreement and Credit Facility:

On June 28, 2006, the Company entered into a Security and Purchase Agreement with Laurus Master Fund, Ltd. (Laurus). Under the Security Agreement, a three-year revolving line of credit was established. The proceeds from this line of credit were used to pay in full the outstanding amount under the credit facility between StockerYale Canada Inc. and National Bank of Canada as described below. Additional amounts borrowed under the line of credit from time to time may be used for the Company’s and StockerYale Canada Inc.’s working capital needs. The Security Agreement provides for a revolving line of credit not to exceed an aggregate principal amount of $4 million and grants a security interest in and lien upon all of the Company’s assets in favor of Laurus. The Company may borrow a total amount at any given time up to $4,000,000, limited to qualifying receivables and inventories as defined.

The Company began making monthly payments to Laurus of accrued interest only on August 1, 2006. Principal payments are required from time to time when the outstanding balance exceeds the collateral availability. The outstanding principal under the note accrues interest at an annual rate of 1% above the prime rate. The interest rate was 9.25% as of June 30, 2007. The Company may elect to prepay the note at any time, in whole or in part, without penalty or premium. All unpaid principal plus accrued but unpaid interest is due and payable on June 28, 2009.

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

There was approximately $2,328,000 and $2,418,000 outstanding under the line of credit, which has been classified as long-term debt, as of June 30, 2007 and December 31, 2006, respectively. Credit line availability was approximately $605,000 as of June 30, 2007.

In addition, the Company entered into a Registration Rights Agreement under which it agreed to register for resale within 60 days the shares of common stock issued and sold to Laurus. On July 21, 2006, the Company filed a registration statement on Form S-3 (declared effective on August 25, 2006) with the SEC for the resale of the shares.

Term Note

On December 30, 2005, under the terms of a Securities Purchase Agreement, the Company issued a secured term note in the aggregate principal amount of $4,000,000 to Laurus (December note). The note was originally due on December 30, 2008 and is collateralized by U.S. accounts receivable, inventory and equipment, and a second security interest in accounts receivable, inventory and equipment in Montreal, Canada. The Company began making monthly payments of principal and interest on the note on April 1, 2006. The outstanding principal on the note accrues interest at an annual rate of 2% above the prime rate, subject to a minimum annual interest rate of 8% (subject to certain adjustments). The Company could elect to prepay the note provided that (i) if prepayment occurred during the first year of the date of issuance, the Company would pay a 15% prepayment penalty, (ii) if prepayment occurred during the second year of the date of issuance, the Company would pay a 10% prepayment penalty, and (iii) if prepayment occurred during the third year of the date of issuance, the Company would pay a 5% prepayment penalty.

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

Amendment to the Term Note and Security Purchase Agreement:

On June 19, 2007, the Company and Laurus entered into a Note Amendment Agreement to the secured term note discussed above. The amendment extended the maturity date of the December 30, 2005 note, as described above, from December 30, 2008 to June 30, 2010. In connection with the amendment, the Company entered into a Securities Purchase Agreement with Laurus under which the Company borrowed $2,318,180 and issued a Secured Term Note to Laurus. The note is due on June 30, 2010. The Company agreed to make monthly payments of principal and interest on the note beginning on July 1, 2007. The outstanding principal on the note accrues interest at an annual rate of 2% above the prime rate, subject to a minimum annual interest rate of 8% (subject to certain adjustments). The Company may elect to prepay the note provided that (i) if such prepayment occurs during the first year of the date of issuance, the Company shall pay a 15% prepayment penalty, (ii) if such prepayment occurs during the second year of the date of issuance, the Company shall pay a 10% prepayment penalty and (iii) if such prepayment occurs during the third year of the date of issuance, the Company shall pay a 5% prepayment penalty. Laurus holds a security interest in certain assets of the Company. The monthly principal payment on the revised combined note is $125,000. The interest rate is prime plus 2% and was 10.25% as of June 30, 2007.

Under the Securities Purchase Agreement, the Company sold and issued to Laurus an aggregate of 300,000 shares of common stock of the Company at a per share purchase price of $.01, for an aggregate purchase price of $3,000. The Company will use the net proceeds from the Securities Purchase Agreement for general corporate purposes. In conjunction with the 300,000 shares of common stock issued to Laurus, the Company recorded a debt discount of $429,000, which represented the approximate fair value of the stock as of the date of issuance.

The amended agreement resulted in an extinguishment of debt under EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instrument. As a result, the Company accelerated the existing debt discount and financing costs associated with the original note and certain other costs paid with the financing totaling approximately $290,000 during the second quarter of 2007.

At June 30, 2007, $4,500,000 was outstanding under the combined notes, which has been classified as $1,500,000 short-term debt and $3,000,000 long term debt and reported net of unamortized debt discount, which has been classified as $230,698 short term and $175,297 long term.

At December 31, 2006, $2,909,092 was outstanding under the December note, which has been classified as $1,454,546 short-term debt and $1,454,546 long term debt and reported net of $316,164 of unamortized debt discount, which has been classified as $240,761 short term and $75,403 long term.

The Company and Laurus also entered into a Registration Rights Agreement on June 19, 2007, under which the Company agreed to register the shares of common stock for resale within 135 days under the Securities Act of 1933, as amended.

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

At June 30, 2007, $615,988 was outstanding under the note, which has been classified as short-term debt.

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

Stock and Warrant Purchase Agreements

In connection with the issuance of the bond, on October 31, 2006, the Company issued a Common Stock Purchase Warrant to Eureka to purchase 2,375,000 shares of its common stock for a purchase price of $1.15 per share. The warrant expires on the tenth anniversary of the date of issuance. If StockerYale (UK) Ltd. prepays all amounts outstanding under the bond prior to the third anniversary of the date of issuance, then the number of shares of the Company’s common stock purchasable upon exercise of the warrant shall be changed to the following numbers: (i) 1,900,000 if the bond is repaid in full prior to the first anniversary of the date of issuance; (ii) 2,018,750 if the bond is repaid in full prior to the second anniversary of the date of issuance; and (iii) 2,137,500 if the bond is repaid in full prior to the third anniversary of the date of issuance. The aggregate purchase price of the bond and warrants of $4,750,000 was allocated between the bond and the common stock warrants based upon their relative fair market value. The purchase price allocated to the bond was $3,255,349 and the purchase price allocated to the common stock warrants was $1,494,651. The difference between the aggregate face amount of the bond of $4,750,000 and the aggregate purchase price of the bond was recorded as a debt discount of $1,494,651 and will be amortized over the life of the bond. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 4.61%, an expected life of ten years and an expected volatility of 102% with no dividend yield.

At June 30, 2007, $4,750,000 remained outstanding under the note which has been classified as $395,833 short-term debt and $4,354,167 long term and reported net of $1,240,534 of unamortized debt discount, which has been reported as $367,732 as short-term and $872,802 as long-term.

(13) EQUITY

Stock and Warrant Purchase Agreement

On January 26, 2007, the Company entered into a Securities Purchase Agreement with Smithfield Fiduciary LLC, a fund which is managed by Highbridge Capital Management, LLC. Under the terms of the agreement, the Company sold and issued to Smithfield Fiduciary LLC for an aggregate purchase price of $2,300,000, (i) 2,000,000 shares of common stock of the Company at a per share purchase price of $1.15 (a discount to the 30 day trading average) and (ii) a warrant to purchase 1,000,000 shares of common stock of the Company at an exercise price of $1.72 per share. The warrant expires on the tenth anniversary of the date of issuance.

The Company used the Black-Scholes Model to calculate the fair value of the warrants, which totaled $1,292,814. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 4.88%, an expected life of ten years and an expected volatility of 101% with no dividend yield.

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

On February 15, 2006, the Company completed the sale of 100% of its stock ownership in its StockerYale Asia subsidiary to Radiant Scientific Pte. Ltd. for the consideration of $1 and a note for $250,000, which was initially recorded at $0 value. The Company recorded $76,000 as income during 2006 for cash collected on the note. Radiant assumed all obligations and liabilities of approximately $465,000 and assets of approximately $466,000. The assets were mainly accounts receivable and inventory. The Company has no contractual arrangements with Radiant Scientific Pte., Ltd. The Company expects to continue to sell an insignificant amount of product to previous customers of StockerYale Asia. In the first six months ended June 30, 2007, the Company recorded income of approximately $14,000 for the second quarter of 2007 and approximately $35,000 for the six months ended June 30, 2007 from payments made on the note payable.

On March 1, 2006, the Company completed the sale of its fiber optic lighting business to Techni-Quip Corp. of Pleasanton, California. For $275,000 the Company sold inventory and fixed assets valued at $275,000 and agreed to supply specialty fiber products to Techni-Quip over a five-year period with a minimum total value of $275,000 and a maximum total value of $550,000. In addition, Techni-Quip assumed the Company’s supplier purchase order obligations valued at $105,000. Those revenues would have been eliminated as inter-company sales within the illumination segment before the restructure. The fiber optic illumination product line and Singapore operations were previously classified under the Company’s illumination segment. The sale to Radiant was structured as a stock sale and the sale to Techni-Quip was in the form of an asset purchase.

The Company completed its last shipment from the galvanometer product line on December 1, 2006. On December 22, 2006, the Company signed an asset purchase agreement with a third party to provide the remaining assets of the galvanometer line in return for a royalty of 5% of sales of Galvo Pen Motors that are sold by the third party during the five years following the date of the agreement, to a maximum of $35,000. In the first six months of 2007, the Company has recorded a loss of approximately $5,000 related to warranty costs.

No interest was allocated to any of the discontinued operations.

Current assets of discontinued businesses at December 31, 2006 in the accompanying balance sheet mainly represent inventory for the galvanometer product line and trade receivables from sales made from the galvanometer product line during the year. Current liabilities of discontinued businesses at December 31, 2006 in the accompanying balance sheet represent trade payables and accrued liabilities for potential cancellation charges and only of trade payables as at June 30, 2007.

(15) COMMITMENTS AND CONTINGENCIES

Lease obligation treated as financing

On December 30, 2005, the Company closed a sale-leaseback transaction on the Company’s Salem, New Hampshire headquarters with 55 Heritage LLC. The terms of the Real Estate Purchase Agreement dated November 29, 2005, as amended on December 22, 2005 between the Company and the buyer were that (i) the Company agreed to sell the property to the buyer, for

$4,700,000, and (ii) the Company agreed to lease from the buyer (a) approximately 32,000 square feet of the property for an initial term of five years with a rental rate during such period of $192,000 per year in base rent and (b) approximately 63,000 square feet of the property for an initial term of five years with rental rates during such period ranging from approximately $220,500 to $315,000 per year in base rent, plus a pro rata share of all operating costs of the property. The Company plans to sublease all or part of the 63,000 square feet block of space. At the time an opportunity arises to enter into a sublease agreement with a third party, either (i) the Company will enter into a sublease agreement with such third party or (ii) the buyer will enter into a direct lease with such third party. The lease agreement grants the Company the option to extend the initial term for a period of five years. Because the transaction did not qualify as a sale for Generally Accepted Accounting Principles (GAAP) reporting purposes under SFAS 66, “Accounting for Sales of Real Estate” and SFAS 98, “Accounting for Leases,” the net proceeds were classified as a financing obligation. This was primarily due to the terms of the lease agreement. Additionally, the Company continues to carry the value of the building on its balance sheet and record depreciation expense until the criteria to record a sale are met. The Company continues to account for the financing lease in accordance with the provisions of SFAS 98. During the first six months of 2007, the Company recorded $152,000 as a non-cash interest expense and $17,000 as a reduction of the lease obligation. During the first six months of 2006, the Company recorded $161,000 as non-cash interest expense and $92,000 as a reduction of the lease obligation.

At June 30, 2007, $3,661,000 was recorded on the balance sheet as a financing lease obligation, which has been classified as $507,000 short-term obligation and $3,154,000 long-term obligation.

At December 31, 2006, $3,678,000 was recorded on the balance sheet as a financing lease obligation, which has been classified as $507,000 short-term obligation and $3,171,000 long-term obligation.

On October 26, 2005, the Company signed a sub-lease agreement with Onvio Servo, LLC for approximately 17,000 square feet of its Salem facility at a rate of $10.00 per square foot, or for $14,166.67 per month. The commencement date of the lease was November 15, 2005 for a term of twelve months. The agreement also provided for either party to terminate the sub-lease after six months upon sixty days notice to the other party. At any event, the lease was effective for a minimum of six months. The Company received $102,500 in the first six months of 2006 for sublease income. This sub-lease to Onvio Servo, LLC ended in November 2006.

Other obligations

StockerYale Canada, Inc. conducts research and development, manufacturing, sales and administration from a property located at 275 Kesmark Street, Montreal, Quebec, Canada. StockerYale Canada leases 59,433 square feet for an initial term of ten years. StockerYale Canada paid a security deposit in the amount of CAD $502,915. The rent during the ten-year term ranges from approximately CAD $416,031 to CAD $469,521 per year plus all operating costs. StockerYale Canada has the option to extend the initial term of the lease for an additional term of five years.

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

On January 23, 2007, the Company revised and signed a sub-lease agreement with PyroPhotonics Lasers, Inc. for approximately 9,000 square feet of its Montreal facility at a rate of CAD $11.89 per square foot, or for CAD $8,916.67 per month. The commencement date of the revised lease is February 1, 2007 and the term is eight years and nine months. The Company has received CAD $47,728 in the six months ending June 30, 2007 for sublease income.

Indemnification Agreements

In March and October 2006, each member of the Board of Directors (other than Robert J. Drummond) and the Chief Executive Officer and Chief Financial Officer entered into a form of Indemnification Agreement with the Company. Each Indemnification Agreement provides that if the director or executive officer is involved in any threatened, pending or completed action, suit or proceeding, whether brought by or in the right of the Company or by any other party and whether of a civil, criminal, administrative or investigative nature, by reason of the fact that the director or executive officer is or was a director or executive officer of the Company, or is or was serving at the request of the Company as a director, officer, employee, trustee, partner or other agent of another organization or other enterprise, then the Company must indemnify the directors and executive officers to the fullest extent authorized or permitted by applicable law against all expenses, judgments, awards, fines and penalties provided that (i) the director or executive officer acted in good faith and in a manner in which the director or executive officer reasonably believed to be in the best interests of the Company, (ii) in a criminal matter, the director or executive officer had no reasonable cause to believe that his conduct was unlawful, and (iii) the director or executive officer is not adjudged liable to the Company. There have been no additional provisions recorded, as it is believed that the insurance coverage is adequate.

(16) LITIGATION

Beginning in May 2005, three putative securities class action complaints were filed in the United States District Court for the District of New Hampshire against the Company and Mark Blodgett, the Company’s President, Chief Executive Officer and Chairman of the Board, Lawrence Blodgett, a former director, Francis O’Brien, the Company’s former Chief Financial Officer, Richard Lindsay, the Company’s former Chief Financial Officer, and Ricardo Diaz, the Company’s former Chief Operating Officer, purportedly on behalf of some of the Company’s shareholders. The complaints, which assert claims under the Securities Exchange Act of 1934, allege that some disclosures made by the Company in press releases dated April 19, 2004 and April 21, 2004 were materially false or misleading. The complaints seek unspecified damages, as well as interest, costs, and attorney’s fees. The three complaints were consolidated into one action and assigned to a single federal judge. The Court also appointed a group of lead plaintiffs and plaintiffs’ counsel, who recently filed a consolidated amended complaint to supersede the previously filed complaints. Mr. Lindsay is not named as a defendant in the amended complaint; therefore, he is not a party to the currently pending proceeding. The consolidated amended complaint asserts claims under Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. On January 31, 2006, the Company and the individual defendants moved to dismiss all claims asserted in the consolidated amended complaint. On September 29, 2006, the Court ruled against the defendants on the motions to dismiss. On October 12, 2006, the Company and the individual defendants answered the consolidated amended complaint, denying all allegations of liability and setting forth affirmative defenses to the claims. On November 17, 2006, the Court approved a plan for the conduct of discovery in this matter.

On June 26, 2007, a settlement agreement between the Company and the lead plaintiffs in the class action lawsuit was submitted to the United States District Court for the District of New Hampshire for preliminary approval. Under the terms of the proposed settlement, plaintiffs would receive $3.4 million, which would be paid entirely by the Company’s insurance carrier. The settlement would resolve all claims asserted against the Company and the individual defendants. The settlement is conditioned on preliminary court approval and final court approval after notice to the plaintiff class and expiration of the time for appeal from any order of the Court approving the settlement. There can be no assurance that final approval of the settlement will be obtained.

The Company is party to various legal proceedings generally incidental to its business. Although the disposition of any legal proceedings cannot be determined with certainty, it is the Company’s opinion that any pending or threatened litigation will not have a material adverse effect on the Company’s results of operations, cash flow or financial condition.

(17) DERIVATIVE FINANCIAL INSTRUMENTS

The Company has entered into forward foreign currency exchange rate contracts and option contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations between the U.S. dollar and the Canadian dollar. These programs are not designed for trading or speculative purposes. The Company does not believe that our Cork, Ireland subsidiary has material foreign currency exchange rate exposure. In accordance with SFAS No. 133, the Company recognizes derivative instruments as either assets or liabilities on the balance sheet at fair value. These forward contracts are not accounted for as hedges and, therefore, changes in the fair value of these instruments are recorded as interest income and other, net. Neither the cost nor the fair value of the contracts was material at December 31, 2006. The notional principal of the Company’s forward contracts to purchase Canadian dollars with foreign currencies as of December 31, 2006 was $1,250,000. The fair value of the Company’s open forward contracts was $31,900 as of December 31, 2006 and is recorded in the accompanying condensed consolidated balance sheet. The net impact of these forward contracts during 2006 was a net loss of $14,500 and it was recorded in the accompanying condensed consolidated statement of operations. The net gain recorded in the six months ended June 30, 2007 on these remaining forward contracts was $24,768.

The objective of this option contract is to limit the fluctuations in prices paid for materials and labor and the potential volatility in cash flows from future foreign currency exchange rate movements in Canadian dollars versus U.S. dollars. The Company continually evaluates those currency foreign exchange rates with respect to its future usage requirements.

On December 6, 2006, the Company entered into a forward foreign currency exchange rate contract with Anglo-Irish bank to convert $500,000 U.S. dollars per month into Canadian dollars at a strike rate with a bottom end range of $1.09 Canadian dollar to the U.S. dollar, and 100% upside flexibility to market rates in excess of the $1.09 strike rate. This arrangement began on March 1, 2007 and continues until December 31, 2007. The Company paid a premium of $61,500 U.S. to the bank on this date. The Company has recorded approximately a $16,000 gain from settlement of these contracts during the six months ended June 30, 2007. At June 30, 2007, the value of this contract was approximately $101,000 U.S. and the change in the value of the contract of approximately $40,000 was recorded as income during the six months ended June 30, 2007.

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

(18) SEGMENT INFORMATION

SFAS No. 131 (“SFAS 131”), Disclosures about Segments of an Enterprise and Related information, requires financial and supplementary information to be disclosed on an annual and interim basis of each reportable segment of an enterprise. SFAS No. 131 also establishes standards for related disclosures about product and services, geographic areas and major customers. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision-maker is the Chief Executive Officer. The Company’s accounting policies and method of presentation for segments are consistent with that used throughout the consolidated financial statements.

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

	Three months Ended June 30, 2007				Three months Ended June 30, 2006
	Illumination	Optical Components	Photonic Products	Total	Illumination	Optical Components	Photonic Products	Total
Net sales	$4,167	$715	$2,068	$6,950	$3,838	$716	$—	$4,554
Gross margin	1,336	244	712	2,292	1,279	449	—	1,728
Operating loss	(995)	(196)	(107)	(1,297)	(837)	19	—	(818)

	Six months Ended June 30, 2007				Six months Ended June 30, 2006
	Illumination	Optical Components	Photonic Products	Total	Illumination	Optical Components	Photonic Products	Total
Net sales	$8,320	$1,520	$4,586	$14,426	$7,701	$1,294	$—	$8,995
Gross margin	2,970	547	1,347	4,864	2,769	648	—	3,417
Operating loss	(1,519)	(354)	(424)	(2,297)	(1,460)	(232)	—	(1,692)

	June 30, 2007					December 31, 2006
	Illumination	Optical Components	Photonic Products	Corporate	Total	Illumination	Optical Components	Photonic Products	Corporate	Total
Total current assets	$5,459	$536	$2,842	$2,194	$11,031	$4,967	$444	$3,042	$1,343	$9,796
Property, plant & equipment, net	$3,001	$2,897	$821	$4,066	$10,785	$3,212	$3,400	$791	$3,852	$11,255
Acquired intangible assets, net	$361	—	$3,802	—	$4,163	$518	—	$4,173	—	$4,691
Goodwill	$2,677	—	$5,402	—	$8,079	$2,677	—	$5,280	—	$7,957
Other long-term assets	$400	—	—	$678	$1,078	$391	—	—	$853	$1,244
Total	$11,898	$3,433	$12,867	$6,938	$35,136	$11,765	$3,844	$13,286	$6,048	$34,943

The Company’s sales by geographic region are denominated in U.S. dollars. These sales are as follows:

Sales by region	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Domestic – United States	$3,127	$2,208	$6,600	$4,178
Canada	569	505	1,152	1,114
Europe	2,433	1,268	4,766	2,650
Asia	431	433	1,250	850
Other	390	140	658	203

Total	$6,950	$4,554	$14,426	$8,995

Item 2.	Management’s discussion of financial condition and results of operations

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

FISCAL QUARTERS ENDED JUNE 30, 2007 AND 2006

Net Sales

Net sales were $7.0 million for the three months ended June 30, 2007, a 53% increase over $4.6 million for the same period of 2006. LED revenues increased by 54%, laser and associated diode revenue increased by 88%, mainly due to Photonic Products Ltd., which was 31% of the total revenue for the period. Specialty optical fiber revenues increased by 30% for the period. Geographic distribution of our second quarter sales was 45% in the U.S., 8% in Canada, 35% in Europe and 6% in Asia.

Gross Profit

Gross profit was $2.3 million for the three months ended June 30, 2007. This represents an increase of 33% from $1.7 million for the second quarter of 2006.

During the three months ended June 30, 2007 gross margin was 33% compared with 38% in the second quarter of 2006, due to the inclusion of Photonic Products Ltd.’s mix of distributed and manufactured products and associated overhead expense. Gross margin decreased 1% over first quarter 2007 gross margin of 34%, primarily due to lower revenue from Photonic Products Ltd. and lower margin mix of distributed versus manufactured products.

Operating Expenses

Operating expenses totaled $3.6 million for the three months ended June 30, 2007, increasing 41% year-over-year and approximately flat compared to the first quarter of 2007. The year-over-year increase was primarily due to the additional operating expenses and non-cash amortization of intangible assets related to Photonic Products Ltd. Research and development (R&D) spending increased by $110,000 year-over-year and $44,000 quarter over quarter. R&D expenses were $0.8 million for the second quarter 2007 or 12% of revenues. Selling and general and administrative expenses totaled $2.5 million or 36% of revenues for the second quarter of 2007.

Operating loss for the second quarter was $1.3 million compared with operating losses of $0.8 million for the second quarter of 2006 and $1.0 million for the first quarter of 2007.

Non-Operating Expenses

Other expenses, which are comprised primarily of non-cash debt discount amortization and financing costs and interest expense, increased by $0.7 million, or 260%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, mainly due to new borrowing in October 2006 for the acquisition of Photonic Products, Ltd. and the costs associated with the Laurus note amendment.

Net Income (Loss)

Net loss including discontinued operations was $2.2 million or $0.06 per share for the second quarter of 2007. This compares to net loss of $1.1 million or $0.04 per share for the second quarter of 2006 and $1.6 million or $0.05 per share for the first quarter of 2007.

Provision (Benefit) for Income Taxes

We have recorded a valuation allowance against our net deferred tax assets after concluding that it is more likely than not that we will not be able to use those deferred tax assets. The Company recorded an income tax benefit for the quarter ended June 30, 2007 related to one of its non-U.S. based subsidiaries.

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Net Sales

Net sales were $14.4 million for the six months ended June 30, 2007, a 60% increase over $9.0 million for the six months ended June 30, 2006. LED revenues increased by 43%, laser and associated diode revenues increased by 80%, mostly due to Photonic Products Ltd., which was 53% of the total revenue for the period. Specialty optical fiber revenues increased by 20% for the period. Geographic distribution of our first six months sales was 46% in the U.S., 8% in Canada, 33% in Europe, and 9% in Asia.

Gross Profit

Gross profit was $4.9 million for the six months ended June 30, 2007. This represents an increase of 42% from $3.4 million for the first six months of 2006.

During the six months ended June 30, 2007 gross margin was 34% compared with 38% in the first six months of 2006, due to the inclusion of Photonic Products Ltd.’s mix of distributed and manufactured products and associated overhead expense.

Operating Expenses

Operating expenses totaled $7.2 million for the six months ended June 30, 2007, increasing 40% year-over-year. The increase was primarily due to the additional operating expenses of Photonic Products Ltd., along with infrastructure investments being made by management in the areas of Information Technology, Sarbanes-Oxley compliance and sales and marketing. Non-cash amortization of intangible assets increased $0.5 million. Research and development spending increased by 12.5% to $1.6 million, but declined as a percentage of revenue to 11% from 16%. Sales and marketing and general and administrative expense increased 40%, or $1.4 million, but declined as a percentage of revenue to 34% from 39%.

Operating loss for the first six months of 2007 was $2.3 million compared with operating losses of $1.7 million for the first six months of 2006.

Non-Operating Expenses

Other expenses, which are comprised primarily of non-cash debt discount amortization and financing costs and interest expense, increased by $1.1 million, or 184%, for the six months ended June 30, 2007 mainly due to new borrowing in October 2006 for the acquisition of Photonic Products Ltd. and the costs associated with the Laurus note amendment.

Net Income (Loss)

Net loss including discontinued operations was $3.8 million or $0.11 per share. This compares to net loss of $2.3 million or $0.08 per share for the first six months of 2006.

Provision (Benefit) for Income Taxes

We have recorded a valuation allowance against our net deferred tax assets after concluding that it is more likely than not that we will not be able to use those deferred tax assets. The Company recorded an income tax benefit for the six months ended June 30, 2007 related to one of its non-U.S. based subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Our June 30, 2007 cash balance of $2.3 million was $0.9 million higher than our cash balance on December 31, 2006.

For the quarter ended June 30, 2007, cash increased $0.6 million as compared to the same period of 2006, during which cash decreased by $0.2 million. Cash used by operating activities was $2.0 million primarily resulting from an operating loss of $2.2 million offset partially by $1.5 million of non-cash charges for depreciation, amortization, and stock compensation. In addition, the Company contributed $1.9 million from financing activities mainly from net proceeds relating to the issuance of a note. The Company paid $0.1 million for capital investment activities. For the quarter ended June 30, 2006, cash used in operating activities was $0.4 million, financing activities decreased by $0.1 million, and cash used by investing activities was approximately $15,000.

For the six months ended June 30, 2007, cash decreased $0.6 million compared to the same period of 2006. Cash used by operating activities for continuing operations was $3.1 million primarily resulting from an operating loss of $3.8 million offset partially by $2.6 million of non-cash charges for depreciation, amortization, and stock-based compensation. Total financing activities conducted during the first six months of 2007 contributed $3.4 million in cash mainly from net proceeds from the sale of common stock ($2.3 million) and from net proceeds from the issuance of a note ($2.3 million). We made principal payments of debt of $1.0 million. Investing activities for the first six months of 2007 were $(0.3) million mainly for the acquisition of plant and equipment. In the six months ended June 30, 2006, cash used in operating activities for continuing operations was $1.2 million, cash provided by financing activities for continuing operations was $0.1 million, and cash used by investing activities for continuing operations was $0.1 million.

The current ratio (the ratio of current assets to short term liabilities) as of June 30, 2007 was 1.47. As of December 31, 2006 the current ratio was 1.15. Significant items contributing to the increase in working capital included an increase in receivables balances consistent with the increase in revenues offset by the June 19, 2007 borrowing of $2.3 million in cash with most of the offset being classified as long-term debt.

On June 28, 2006, the Company entered into a Security and Purchase Agreement with Laurus Master Fund, Ltd. Under the Security Agreement, a three-year revolving line of credit was established as described below under “Borrowing Arrangements.” The Company may borrow a total amount at any given time up to $4,000,000, limited to qualifying receivables and inventories, as defined in the agreement, for our working capital needs.

On January 26, 2007, the Company entered into a Securities Purchase Agreement with Smithfield Fiduciary LLC, under which we sold and issued for an aggregate purchase price of $2,300,000 to Smithfield Fiduciary LLC 2,000,000 shares of our common stock at a per share purchase price of $1.15 (a discount to the 30 day trading average) and a 10-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.72 per share. The Company is using the proceeds from the transaction with Smithfield Fiduciary LLC for general working capital, including investments in our information technology infrastructure and accelerated operational improvements.

On June 19, 2007, the Company and Laurus entered into a Note Amendment Agreement to the secured term note issued by the Company to Laurus on December 30, 2005. The amendment extended the maturity date of the December note from December 30, 2008 to June 30, 2010. The monthly principal payment on the revised combined note is presently $125,000. The interest rate is prime plus 2%. The interest rate was 10.25% as of June 30, 2007.

Our cash balance improved from $1.4 million at December 31, 2006 to $2.2 million at June 30, 2007 primarily as a result of the $2,300,000 we raised from Smithfield as described above and additional funds borrowed from Laurus under the term note.

Despite higher revenues, inventory stayed constant at $4.0 million. Capital spending for the period was $0.3 million.

Headcount was 217 at June 30, 2007 up slightly from year-end due to the addition of R&D and sales personnel. We expect modest increases in headcount during the third quarter in line with our sales re-engineering program and R&D investment.

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

As of June 30, 2007, we had cash and cash equivalents of approximately $2.2 million. On June 28, 2006, we established a three-year, $4 million revolving line of credit with Laurus Master Fund, Ltd. and issued 642,857 shares of our common stock to Laurus for $643. We used approximately $1.41 million of the proceeds available from this transaction to repay in full the amount outstanding under our credit facility with the National Bank of Canada. We may borrow a total amount at any given time up to $4 million under the line of credit, limited to qualifying receivables and inventories as defined in the agreement. As of June 30, 2007, $2,328,482 was outstanding under the line of credit, which has been classified as long-term debt.

On January 26, 2007, we sold and issued to Smithfield Fiduciary LLC 2,000,000 shares of our common stock at a per share purchase price of $1.15 (a discount to the 30 day trading average), for an aggregate purchase price of $2,300,000, and a 10-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $1.72 per share.

On June 19, 2007, we entered into a Securities Purchase Agreement with Laurus Master Fund Ltd. under which we borrowed $2,318,180 from Laurus. The note is due on June 30, 2010. We agreed to make monthly payments of principal and interest on the note beginning on July 1, 2007. Under the Securities Purchase Agreement we also sold and issued to Laurus an aggregate of 300,000 shares of common stock for an aggregate purchase price of $3,000.

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

Beginning in May 2005, three putative securities class action complaints were filed in the United States District Court for the District of New Hampshire against the Company and Mark Blodgett, the Company’s President, Chief Executive Officer and Chairman of the Board, Lawrence Blodgett, a former director, Francis O’Brien, the Company’s former Chief Financial Officer, Richard Lindsay, the Company’s former Chief Financial Officer, and Ricardo Diaz, the Company’s former Chief Operating Officer, purportedly on behalf of some of the Company’s shareholders. The complaints, which assert claims under the Securities Exchange Act of 1934, allege that some disclosures made by the Company in press releases dated April 19, 2004 and April 21, 2004 were materially false or misleading. The complaints seek unspecified damages, as well as interest, costs, and attorney’s fees. The three complaints were consolidated into one action and assigned to a single federal judge. The Court also appointed a group of lead plaintiffs and plaintiffs’ counsel, who filed a consolidated amended complaint to supersede the previously filed complaints. Mr. Lindsay is not named as a defendant in the amended complaint; therefore, he is not a party to the currently pending proceeding. The consolidated amended complaint asserts claims under Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. On January 31, 2006, the Company and the individual defendants moved to dismiss all claims asserted in the consolidated amended complaint. On September 29, 2006, the Court ruled against the defendants on the motions to dismiss. On October 12, 2006, the Company and the individual defendants answered the consolidated amended complaint, denying all allegations of liability and setting forth affirmative defenses to the claims. On November 17, 2006, the Court approved a plan for the conduct of discovery in this matter. On June 26, 2007, a settlement agreement between the Company and the lead plaintiffs was submitted to the Court for preliminary approval. Under the terms of the proposed settlement, plaintiffs would receive $3.4 million, which would be paid entirely by the Company’s insurance carrier. The settlement would resolve all claims asserted against us and the individual defendants. The settlement is conditioned on preliminary court approval and final court approval after notice to the plaintiff class and expiration of the time for appeal from any order of the court approving the settlement.

There is no assurance that final approval of the settlement will be obtained. If the settlement is not approved, though we intend to vigorously contest the allegations in the securities complaint, we are not able to predict the outcome of this litigation or the application of, or coverage provided by, our insurance carriers. If the settlement is not approved, there is no assurance we and our current and former directors and officers will prevail in defending this action or that our insurance policies will cover all or any expenses or financial obligations arising from the lawsuit. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable settlement or coverage from our insurance carriers, we could be liable for large damage awards that could have a material adverse effect on our business, results of operations and financial condition.

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

We distribute and sell some of our products internationally, and our success depends in part on our ability to manage our international operations. Sales outside the United States accounted for 53% of our total revenue for the year ended December 31, 2006, approximately 55% of revenues in the second quarter of 2007 and approximately 54% of our total revenues for the six months ended June 30, 2007. We are subject to risks associated with operating in foreign countries, including:

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

The objective of this option contract is to limit the fluctuations in prices paid materials and labor and the potential volatility in cash flows from future foreign exchange rate movements in the Canadian dollar versus the U.S. dollar. The Company continually evaluates those foreign currency exchange rates with respect to its future usage requirements.

On December 6, 2006 we entered into a forward foreign currency exchange rate contract with Anglo-Irish bank to convert $500,000 U.S. dollars per month into Canadian dollars at a strike rate with a bottom end range of $1.09 Canadian dollar to the U.S. dollar, and 100% upside flexibility to market rates in excess of the $1.09 strike rate. This arrangement began on March 1, 2007 and continues until December 31, 2007. We paid a premium of $61,500 U.S. to the bank on this date. At June 30, 2007, the value of this contract was approximately $101,000 U.S. and has been recorded in the accompanying financial statements and balance sheet.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under the Laurus Master Fund Ltd. line of credit of $2.328 million with an interest rate of prime plus 1% and the Laurus Master Fund, Ltd. term note of $4.5 million with an interest rate of prime plus 2%. As of June 30, 2007, the fair market value of our outstanding debt approximates the carrying value due to short-term maturities, variable interest rates and comparisons to current market fixed rate instruments.

Item 3.	Controls and procedures

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

There was no change in our internal control over financial reporting during the quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

Beginning in May 2005, three putative securities class action complaints were filed in the United States District Court for the District of New Hampshire against the Company and Mark Blodgett, the Company’s President, Chief Executive Officer and Chairman of the Board, Lawrence Blodgett, a former director, Francis O’Brien, the Company’s former Chief Financial Officer, Richard Lindsay, the Company’s former Chief Financial Officer, and Ricardo Diaz, the Company’s former Chief Operating Officer, purportedly on behalf of some of the Company’s shareholders. The complaints, which assert claims under the Securities Exchange Act of 1934, allege that some disclosures made by the Company in press releases dated April 19, 2004 and April 21, 2004 were materially false or misleading. The complaints seek unspecified damages, as well as interest, costs, and attorney’s fees. The three complaints were consolidated into one action and assigned to a single federal judge. The Court also appointed a group of lead plaintiffs and plaintiffs’ counsel, who filed a consolidated amended complaint to supersede the previously filed complaints. Mr. Lindsay is not named as a defendant in the amended complaint; therefore, he is not a party to the currently pending proceeding. The consolidated amended complaint asserts claims under Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. On January 31, 2006, the Company and the individual defendants moved to dismiss all claims asserted in the consolidated amended complaint. On September 29, 2006, the Court ruled against the defendants on the motions to dismiss. On October 12, 2006, the Company and the individual defendants answered the consolidated amended complaint, denying all allegations of liability and setting forth affirmative defenses to the claims. On November 17, 2006, the Court approved a plan for the conduct of discovery in this matter.

On June 26, 2007, a settlement agreement between the Company and the lead plaintiffs in the class action lawsuit was submitted to the United States District Court for the District of New Hampshire for preliminary approval. Under the terms of the proposed settlement, plaintiffs would receive $3.4 million, which would be paid entirely by the Company’s insurance carrier. The settlement would resolve all claims asserted against the Company and the individual defendants. The settlement is conditioned on preliminary court approval and final court approval after notice to the plaintiff class and expiration of the time for appeal from any order of the Court approving the settlement. There can be no assurance that final approval of the settlement will be obtained.

Item 4.	Submission of Matters to a Vote of Security Holders.

At our Special Meeting in lieu of the 2007 Annual Meeting of Shareholders (the “Annual Meeting”) held on May 22, 2007, the following proposals were voted upon by our shareholders:

1.	To fix the number of directors comprising the Board of Directors of the Company at seven;

2.	To elect six directors to serve until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified;

3.	To approve the reincorporation of the Company from Massachusetts to Delaware;

4.	To approve the adoption of the Company’s 2007 Stock Incentive Plan; and

5.	To ratify the appointment of Vitale, Caturano & Company, Ltd. as the Company’s independent registered public accounting firm for the current fiscal year.

The number of shares of Common Stock issued, outstanding and eligible to vote as of the record date of March 26, 2007 was 35,388,453. The results of the voting on each of the matters presented to shareholders at the Annual Meeting are set forth below.

		VOTES FOR	VOTES WITHHELD	VOTES AGAINST	ABSTENTIONS	BROKER NON- VOTES
1.	Fix the number of directors at seven	26,103,270	NA	84,189	17,195	0
2.	Election of six directors:
	Mark W. Blodgett	26,146,289	58,365	NA	NA	NA
	Robert J. Drummond	26,144,716	59,938	NA	NA	NA
	Dietmar Klenner	26,147,726	56,928	NA	NA	NA
	Ben Levitan	26,144,846	59,808	NA	NA	NA
	Raymond J. Oglethorpe	26,144,576	60,078	NA	NA	NA
	Patrick J. Zilvitis	26,144,636	60,018	NA	NA	NA
3.	Reincorporation of the Company from Massachusetts to Delaware	14,321,914	NA	313,931	526,683	11,042,126
4.	Adoption of the Company’s 2007 Stock Incentive Plan	11,977,351	NA	3,016,185	168,992	11,042,126
5.	Ratification of Vitale, Caturano & Company, Ltd.	26,117,286	NA	33,593	53,775	0

Item 5.	Other Information

During the quarter ended June 30, 2007, we made no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6.	Exhibits

(a)	The following is a complete list of exhibits filed as part of this Form 10-QSB.

10.1	2007 Stock Incentive Plan is incorporated by reference to Appendix D to the Registrant’s Definitive Schedule 14A filed on April 20, 2007 (File No. 000-27372).

10.2	Form of Non-Statutory Stock Option Agreement is incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on May 24, 2007 (File No. 000-27372).

10.3	Form of Incentive Stock Option Agreement is incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on May 24, 2007 (File No. 000-27372).

10.4	Form of Restricted Stock Agreement is incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on May 24, 2007 (File No. 000-27372).

10.5	Securities Purchase Agreement, dated June 19, 2007, by and between the Registrant and Laurus Master Fund, Ltd. is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2007 (File No. 000-27372).

10.6	Registration Rights Agreement, dated June 19, 2007, by and between the Registrant and Laurus Master Fund, Ltd. is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 22, 2007 (File No. 000-27372).

10.7	Note Amendment Agreement, dated June 19, 2007, by and between the Registrant and Laurus Master Fund, Ltd. is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 22, 2007 (File No. 000-27372).

10.8	Secured Term Note, dated June 19, 2007, issued by the Registrant to Laurus Master Fund, Ltd. is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 22, 2007 (File No. 000-27372).

10.9	Registration Rights Agreement Amendment, dated July 31, 2007, by and between the Registrant and Laurus Master Fund, Ltd.

10.10	StockerYale, Inc. Management Incentive Plan is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2007 (File No. 000-27372).

10.11	Amendment to Policy Regarding Compensation of Independent Directors.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCKERYALE, INC.

Date: August 10, 2007	By:	/S/ MARK W. BLODGETT
Mark W. Blodgett
President, Chief Executive Officer and Chairman of the Board

Date: August 10, 2007	By:	/S/ MARIANNE MOLLEUR
Marianne Molleur
Senior Vice President and Chief Financial Officer