Form 10QSB
period 2007-09-30
STOCKERYALE INC
filed 2007-11-14
CIK 94538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of November 14, 2007, there were 38,098,177 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

STOCKERYALE, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STOCKERYALE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands except share and per share data

Unaudited

	September 30, 2007	December 31, 2006
Assets

Current assets:

Cash and cash equivalents	$2,480	$1,366

Restricted cash	17	11

Accounts receivable less allowances of $58 at September 30, 2007 and $54 at December 31, 2006	4,924	3,868

Inventories	4,205	4,015
Prepaid expenses and other current assets	621	536

Current assets – discontinued operations	—	36

Total current assets	12,247	9,832

Net property, plant and equipment	10,882	11,255

Goodwill	8,197	7,957

Acquired intangible assets, net	3,931	4,691

Other long-term assets	1,023	1,244

Total assets	$36,280	$34,979

Current liabilities:
Current portion of long-term debt, net of unamortized discount of $569 at September 30, 2007 and $247 at December 31, 2006	$1,855	$2,322
Current portion of capital lease obligations	154	124
Current portion of financing lease obligation	507	507

Accounts payable	3,300	3,136

Accrued expenses	2,260	2,411

Current liabilities – discontinued operations	—	41

Total current liabilities	8,076	8,541
Long-term debt, net of unamortized discount of $871 at September 30, 2007 and $1,505 at December 31, 2006	10,992	9,512
Capital lease obligations	406	313
Financing lease obligation	3,143	3,171
Deferred income taxes	1,094	1,252

Total liabilities	23,711	21,537

Stockholders’ equity:
Common stock, par value $0.001; shares authorized 100,000,000; 35,884,606 shares issued and outstanding at September 30, 2007 (excluding 1,995,615 of unvested restricted stock) and 31,960,462 at December 31, 2006 (excluding 1,272,088 of unvested restricted stock)	36	32

Paid-in capital	98,987	94,700

Accumulated other comprehensive income	3,447	2,269
Accumulated deficit	(89,901)	(84,811)

Total stockholders’ equity	12,569	12,190

Total liabilities and stockholders’ equity	$36,280	$34,979

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	In thousands except per share data
Net sales	$7,917	$4,534	$22,343	$13,528
Cost of sales	5,261	2,974	14,822	8,552

Gross profit	2,656	1,560	7,521	4,976

Operating expenses:
Selling expenses	1,045	558	3,031	1,808
General and administrative expenses	1,469	1,020	4,443	3,312
Research and development expenses	665	646	2,249	2,054
Amortization expense	313	80	931	239

Total operating expenses	3,492	2,304	10,654	7,413

Loss from operations	(836)	(744)	(3,133)	(2,437)
Interest (income) and other (income) expense, net	(6)	130	253	98
Amortization of debt discount and financing costs	226	211	1,049	512
Interest expense	356	179	955	501

Loss from continuing operations before income taxes	(1,412)	(1,264)	(5,390)	(3,548)
Income tax provision (benefit)	(74)	—	(211)	—

Loss from continuing operations	$(1,338)	$(1,264)	$(5,179)	$(3,548)
Income from discontinued operations	28	24	89	9

Net loss	(1,310)	(1,240)	(5,090)	(3,539)

Basic and diluted net loss per share from continuing operations	$(0.04)	$(0.04)	$(0.15)	$(0.12)
Basic and diluted net loss per share from discontinued operations	$0.00	$0.00	$0.00	$0.00

Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.15)	$(0.12)

Weighted average shares outstanding:
Basic and diluted	35,124	29,251	34,479	28,817

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
	2007	2006
	In thousands
Operations
Net loss	$(5,090)	$(3,539)
Income (Loss) from discontinued operations	89	9

Loss from continuing operations	$(5,179)	$(3,548)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	365	286
Depreciation and amortization	2,385	1,628
Amortization of debt discount and financing costs	1,049	512
Non-cash interest expense	227	161
Other changes in assets and liabilities:
Accounts receivable	(633)	(302)
Inventories	252	187
Prepaid expenses and other current assets	(21)	(140)
Accounts payable	(117)	251
Accrued expenses	(532)	(456)
Other assets and liabilities	29	264

Net cash used in continuing operations	(2,175)	(1,157)
Net cash provided by discontinued operations	84	352

Net cash used in operating activities	(2,091)	(805)

Financing
Net proceeds from exercise of stock options	104	20
Net proceeds from sale of common stock	2,233	—
Net proceeds from exercise of warrants	1,227	—
Proceeds from revolving credit facility, net	174	2,528
Proceeds from issuance of note payable	2,343	—
Principal repayment of short-term debt	(692)	(2,302)
Principal repayment of long-term debt	(1,171)	(1,091)
Restricted cash related to credit facilities	(6)	—
Debt issuance costs	(121)	(210)

Net cash provided by (used in) continuing operations	4,091	(1,055)
Net cash provided by (used in) discontinued operations	—	—

Net cash provided by (used in) financing activities	4,091	(1,055)

Investing
Net proceeds from sale of assets	—	90
Payments of financing obligation	(254)	(254)
Purchases of property, plant and equipment	(520)	(242)

Net cash used in continuing operations	(774)	(406)
Net cash provided by discontinued operations	63	331

Net cash provided by (used in) investing activities	(711)	(75)
Effect of exchange rates	(175)	190

Net change in cash and cash equivalents	1,114	(1,745)
Cash and cash equivalents, beginning of period	1,366	3,427

Cash and cash equivalents, end of period	$2,480	$1,682

Supplemental disclosure of cash flow information:
Interest paid	$949	$468

Supplemental disclosure on non-cash investing and financing activities:
Common stock issued with note payable	362	758
Acquisition of equipment under capital lease	196	—
Issuance of restricted stock	1,549	1,032

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by StockerYale, Inc. (the “Company”) and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine month periods ended September 30, 2007 and 2006, (b) the financial position at September 30, 2007 and December 31, 2006, and (c) the cash flows for the nine month periods ended September 30, 2007 and 2006. These interim results are not necessarily indicative of results for a full year or any other interim period.

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

The Company’s current forecast for the remainder of 2007 and 2008, call for increased revenue, improved cash flow and improved asset turnover. It also calls for continued investments in sales and marketing, production and information technology that may or will impact near-term profitability. The Company intends to pursue various options to finance any acquisitions and also to fund operations, as necessary. On January 26, 2007, the Company sold and issued 2,000,000 shares of its common stock at a per share purchase price of $1.15 and a warrant to purchase 1,000,000 shares of its common stock at an exercise price of $1.72 per share to Smithfield Fiduciary LLC for an aggregate purchase price of $2,300,000. On June 19, 2007, the Company and Laurus entered into a Note Amendment Agreement to the secured term note, which is fully described in Note 12. The amendment extended the maturity date of the December 30, 2005 note from December 30, 2008 to June 30, 2010.

(2) LOSS PER SHARE

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic and diluted net loss per common share for the nine months ended September 30, 2007 and 2006 is calculated by dividing the net loss applicable to common stockholders by the weighted average number of vested common shares outstanding.

Common stock equivalents that were outstanding as of September 30, 2007 and 2006, but were considered anti-dilutive securities and excluded from the diluted net loss per share calculations, were as presented below:

	September 30,
	2007	2006
Options outstanding	2,480,901	3,381,321
Warrants outstanding	6,448,316	4,589,058
Unvested restricted stock grants	1,995,615	1,309,728

Total anti-dilutive common stock equivalents	10,924,832	9,280,107

(3) REVENUE RECOGNITION

The Company recognizes revenue from sales of standard and customized products and funded research and development and product development for commercial companies and government agencies. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) as updated by Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition and Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables.

The Company recognizes revenue from product sales at the time of shipment and when persuasive evidence of an arrangement exists, performance of the Company’s obligation is complete, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company’s non-standard products are limited to components supplied to original equipment manufacturers and produced in accordance with a customer-approved design. Non-standard product revenue is recognized when the criteria for acceptance has been met. Title to the product generally passes upon shipment, as products are generally shipped FOB shipping point. In certain limited situations, distributors have the right to return products. Such rights of return have not precluded revenue recognition because the Company has a long history with such returns and accordingly is able to estimate a reserve for their cost.

Revenues from funded research and development and product development for is recognized based on contractual arrangements, which may be based on cost reimbursement or fixed fee-for-service models. Revenue from reimbursement contracts is recognized as services are performed. On fixed-price contracts, revenue is generally recognized on a percentage of completion basis based on proportion of costs incurred to the total estimated costs of the contract. When the current estimates of total contract revenue and contract costs indicate a loss, a provision for the entire loss on the contract is recorded.

If a contract involves the provision of multiple elements and the elements qualify for separation under EITF 00-21, total estimated contract revenue is allocated to each element based on the relative fair value of each element provided. The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future. Revenue is then recognized for each element as described above.

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

Warranty Reserves:

	Nine Months Ended September 30
	2007	2006
	In thousands
Balance at beginning of period	$231	$208
Charges to costs and expenses	80	149
Account write-offs and other deductions	(85)	(123)

Balance at end of period	$226	$234

(5) ACQUISITION

Acquisition of Photonic Products Ltd.

On October 31, 2006, the Company entered into a Stock Purchase Agreement with the stockholders of Photonic Products Ltd. to acquire all of the outstanding stock of privately held Photonic Products Ltd., a provider of laser diode modules and laser diodes for industrial, medical and scientific markets. Under the terms of the transaction, StockerYale paid to the stockholders of Photonics Products Ltd. an aggregate of $9.4 million for 100% of the outstanding stock of Photonic Products Ltd. consisting of (i) US$4,250,000 of cash in the aggregate from StockerYale (UK) Ltd. to the stockholders of Photonic Products Ltd., (ii) bonds issued by StockerYale (UK) Ltd. to each of the stockholders of Photonic Products Ltd. with an aggregate initial principal amount equal to US$2,400,000, and (iii) 2,680,311 shares of the Company’s common stock, valued at approximately $2,780,000. The Company also agreed to an earnout agreement with some of the stockholders of Photonic Products Ltd. contingent upon specified financial targets being met over the three years following the acquisition in an amount up to 439,966 pounds sterling to be made in either cash or common stock of the Company, at the sole discretion of StockerYale. The Company filed a registration statement on Form S-3 on January 29, 2007 to register the shares of its common stock issued to the stockholders of Photonic Products Ltd. The registration statement became effective February 14, 2007. The results of Photonic Products Ltd. have been included in the Company’s financial statements from the date of acquisition.

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

The total purchase price, which included the related acquisition costs of approximately $332,000, exceeded the appraised fair value of the acquired identified net assets by $5.1 million, which was allocated to goodwill. Goodwill is not deductible for tax purposes. The change in the gross carrying amount of goodwill from December 31, 2006 is due to the foreign exchange impact of the British pound currency. The following represents the allocation of the aggregate purchase price to the acquired net assets of Photonic Products Ltd.:

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

	Three months ended September 30, 2006	Nine months ended September 30, 2006
	(in thousands except per share data)
Pro forma revenues	$6,788	$20,424

Pro forma loss from continuing operations	(1,836)	(3,971)

Pro forma net loss	(1,812)	(3,962)

Pro forma earnings per share from continuing operations
Basic	(0.06)	(0.13)
Diluted	(0.06)	(0.13)
Pro forma earnings per share, net
Basic	$(0.06)	$(0.13)
Diluted	$(0.06)	$(0.13)

(6) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead. Inventories are as follows:

	September 30, 2007	December 31, 2006
	(In thousands)
Finished goods	$979	$412
Work-in-process	682	548
Raw materials	2,544	3,055

Net Inventories	$4,205	$4,015

(7) STOCK-BASED COMPENSATION PLANS AND STOCK-BASED COMPENSATION EXPENSE

The Company has stock-based compensation plans for its employees, officers, and directors. The plans permit the grant of a variety of awards with various terms and prices as determined by the Governance, Nominating and Compensation committee of the Company’s Board of Directors. Generally the grants vest over a period of four years and are priced at fair market value, or in certain circumstances 110% of the fair market value, of the common stock on the date of the grant. The options are generally exercisable after the period or periods specified in the option agreement, but no option may be exercised after 10 years from the date of grant.

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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, (“SFAS 123(R)”) and Staff Accounting Bulletin No. 107 (“SAB 107”). SFAS 123(R) establishes accounting for stock-based awards issued for employee services, while SAB 107 provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company recorded compensation costs as the requisite service was rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). Periods prior to adoption have not been restated.

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

On November 10, 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position SFAS 123(R)3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in capital pool and the consolidated statement of operation and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Stock Option Awards—The fair value of each stock option is estimated using the Black-Scholes option-pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the Company’s stock, at the time of the award. The average expected option term was estimated at 5 years. The risk-free interest rate is based on U.S. Treasury zero-coupon issues assumed at the date of grant and no dividends were assumed in the calculation. The compensation expense recognized for all equity-based awards is net of estimated forfeitures for the nine months ending September 30, 2007. Forfeitures are estimated based on the historical trends. The fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model. There were no options granted during 2006 or during the nine months of 2007.

A summary of option activity as of September 30, 2007 and changes during the first nine months is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2006	2,859,083	4.86	5.18	490

Granted	—	—
Exercised	(133,752)	0.78
Cancelled	(244,430)	7.60

Balance at September 30, 2007	2,480,901	4.81	4.42	529

Vested and Exercisable at September 30, 2007	2,368,219	4.98	4.10	512

As of September 30, 2007, there was approximately $25,000 of total unrecognized compensation cost related to non-vested stock options granted. The cost is expected to be recognized over the next 1.00 years. The intrinsic value of the options exercised in the nine months ended September 30, 2007 was approximately $93,000.

Restricted Share Awards – The Company grants awards to a number of key employees and directors restricted shares of the Company’s common stock. The awards vest in equal annual installments over a period of four years, assuming continued employment or board service, with some exceptions. The fair market value of the award at the time of the grant is amortized over the vesting period. The fair value of awards of shares of restricted stock is based on the fair market value of the stock on the date of grant. A summary of the status of the Company’s restricted shares of common stock as of September 30, 2007 and changes during the period are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2006	1,272,088	1.03
Granted	1,135,428	1.36
Vested	(308,030)	1.01
Cancelled	(103,871)	0.73

Non-Vested at September 30, 2007	1,995,615	1.23

As of September 30, 2007, there was approximately $2 million of total unrecognized compensation cost related to non-vested shares of restricted stock. The Company expects to recognize the costs over the next 3.31 years.

On May 22, 2007, the shareholders of the Company approved the adoption of the Company’s 2007 Stock Incentive Plan. Under this plan, the Company may issue options, restricted stock, restricted stock units and other stock-based awards to its employees, officers, directors, consultants and advisors. An aggregate of 5,300,000 shares of the Company’s common stock are reserved for issuance under the 2007 plan. In addition, there will be an annual increase to the number of shares reserved for issuance under the Plan equal to the lesser of (i) 1,000,000 shares of common stock, (ii) 5% of the outstanding shares of common stock of the Company, or (iii) an amount determined by the Board of Directors of the Company. The Company’s executive officers are eligible to receive stock based awards under the Plan on the terms and conditions determined by the Governance, Nominating and Compensation Committee of the Board of Directors of the Company.

The foregoing description is qualified in its entirety by reference to the full text of the 2007 Stock Incentive Plan, and the forms of non-statutory stock option agreement, incentive stock option agreement and restricted stock agreement for usage under the plan, which are filed or incorporated by reference as exhibits hereto and are incorporated herein by reference.

Also on May 22, 2007, the Board of Directors of the Company approved an amendment to the Company’s Policy Regarding Compensation of Independent Directors, which provides that all awards of stock shall be made under the 2007 plan, instead of the Company’s 2004 Stock Option and Incentive Plan.

On June 30, 2007, the Company’s Governance, Nominating and Compensation Committee (the “GNC Committee”) of the Board of Directors approved the StockerYale, Inc. Management Incentive Plan. The Management Incentive Plan is designed to recognize and reward the achievement of financial, business and management goals that are essential to the success of StockerYale and its subsidiaries. The incentive plan covers certain executive and senior employees of StockerYale, as determined by the GNC Committee.

Upon satisfaction and achievement of EBITDA and cash flow targets, as determined by the Board of Directors or the GNC Committee based on the financial results of the target period, each participant shall receive a grant of fully-vested shares of the Company’s common stock, $.001 par value per share. Mark Blodgett, StockerYale’s Chairman, President and Chief Executive Officer, is eligible to receive up to 1,012,000 shares of StockerYale’s Common Stock under the Plan. Marianne Molleur, StockerYale’s Senior Vice President and Chief Financial Officer, is eligible to receive up to 392,000 shares of StockerYale’s common stock under the incentive plan. As of September 30, 2007, no shares have been earned or issued related to the management incentive plan.

This incentive plan and all grants and awards made under the plan shall be made under the terms of the Company’s 2007 Stock Incentive Plan.

(8) COMPREHENSIVE LOSS

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	In thousands
Net loss	$(1,310)	$(1,240)	$(5,090)	$(3,539)
Other comprehensive income (loss):
Cumulative translation adjustment	531	28	1,178	263

Comprehensive loss	$(779)	$(1,212)	$(3,912)	$(3,276)

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

Gross carrying amounts and accumulated amortization of intangible assets were as follows as of September 30, 2007 for each intangible asset class.

	Gross Carrying Amount	Accumulated Amortization	Net Balances
		(in thousands)
Acquired patents and patented technology	$3,089	$(2,804)	$285
Trademarks	471	(471)	—
Acquired trade name	619	(71)	548
Acquired distributor and customer contracts and relationships	2,516	(475)	2,040
Acquired non compete agreement	815	(249)	567
Acquired technology design and programs	425	(49)	376
Other	147	(32)	115

Total	$8,082	$(4,151)	$3,931

Gross carrying amounts and accumulated amortization of intangible assets were as follows as of December 31, 2006 for each intangible asset class.

	Gross Carrying Amount	Accumulated Amortization	Net Balances
		(in thousands)
Acquired patents and patented technology	$3,088	$(2,574)	$514
Trademarks	471	(467)	4
Acquired trade name	592	(12)	580
Acquired distributor and customer contracts and relationships	2,407	(83)	2,324
Acquired non compete agreement	780	(43)	737
Acquired technology design and programs	407	(9)	398
Other	140	(6)	134

Total	$7,885	$(3,194)	$4,691

Amortization of intangible assets was $313,000 and $80,000 for the three months ended September 30, 2007 and 2006, and $931,000 and $239,000 for the nine months ended September 30, 2007 and 2006.

As of September 30, the estimated future amortization expense of intangible assets, in thousands, is as follows:

	Estimated Future Expense
	2007	2008	2009	2010	2011+
Amortization expense of intangible assets	$312	$1,120	$851	$468	$1,180

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

(11) RECENT ACCOUNTING PRONOUNCEMENTS

FIN48 “Accounting for Uncertainty in Income Taxes”

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

SFAS 157 “Defining Fair Value Measurement”

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Defining Fair Value Measurement” (FAS 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the beginning of the Company’s fiscal 2008. The Company is currently evaluating the impact of adopting FAS 157 on its financial statements.

FAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”

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

EITF 00-19-2 “Accounting for Registration Payment Arrangements”

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP”), which addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”. For registration payment arrangements and financial instruments subject to those arrangements this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. On January 1, 2007 the Company adopted this FSP, which had no material impact.

(12) DEBT

Photonic Products Ltd.

StockerYale (UK) Ltd., a wholly owned subsidiary of the Company, issued bonds to each of the stockholders of Photonic Products Ltd. with an aggregate initial principal amount equal to US$2,400,000. The outstanding principal under the bonds issued to the stockholders of Photonic Products Ltd. accrues interest at an annual rate of 1% above the LIBOR rate as determined on the first business day of each month. StockerYale (UK) Ltd. may elect to prepay the bonds at any time, in whole or in part, without penalty or premium. If the stockholders of Photonic Products Ltd. breach any representation, warranty, covenant or agreement made in the acquisition agreement, StockerYale (UK) Ltd. or the Company may make a claim and the amounts outstanding under the bonds will be reduced by an amount equal to any damages, claims, demands, losses, expenses, costs, obligations and liabilities reasonably and foreseeably arising to the Company and/or StockerYale (UK) Ltd. If StockerYale (UK) Ltd. fails to make any payments under the bonds, the stockholders of Photonic Products Ltd. will then have the right to require payment from the Company in the form of newly issued shares of the Company’s common stock. All unpaid principal plus accrued but unpaid interest under the bonds is due and payable on October 31, 2009.

As of September 30, 2007 and December 31, 2006, $2,400,000 was outstanding under the bonds issued to the stockholders of Photonic Products Ltd.

Laurus Master Fund

On August 3, 2007, Laurus Master Fund notified StockerYale that it had sold a portion of the Company’s debt owed to Laurus Master Fund to PSource Structured Debt Limited and the Valens U.S. SPV I, LLC. However, Laurus Master Fund continues to act as the sole agent in the collection of principal and interest.

Security Agreement and Credit Facility:

On June 28, 2006, the Company entered into a Security and Purchase Agreement with Laurus Master Fund, Ltd. (Laurus). Under the Security Agreement, a three-year revolving line of credit was established. The proceeds from this line of credit were used to pay in full the outstanding amount under the credit facility between StockerYale Canada Inc. and National Bank of Canada as described below. Additional amounts borrowed under the line of credit from time to time may be used for the Company’s and StockerYale Canada Inc.’s working capital needs. The Security Agreement provides for a revolving line of credit not to exceed an aggregate principal amount of $4 million and grants a security interest in and lien upon all of the Company’s assets in favor of Laurus. The Company may borrow a total amount at any given time up to $4,000,000, limited to qualifying receivables and inventories (as defined).

The Company began making monthly payments to Laurus of accrued interest only on August 1, 2006. Principal payments are required from time to time when the outstanding balance exceeds the collateral availability. The outstanding principal under the note accrues interest at an annual rate of 1% above the prime rate. The interest rate was 8.75% as of September 30, 2007. The Company may elect to prepay the note at any time, in whole or in part, without penalty or premium. All unpaid principal plus accrued but unpaid interest is due and payable on June 28, 2009.

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

There was approximately $2,592,000 and $2,418,000 outstanding under the line of credit, which has been classified as long-term debt, as of September 30, 2007 and December 31, 2006, respectively. Credit line availability was approximately $651,000 as of September 30, 2007.

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

The Company has registered for resale under the Securities Act of 1933, as required by the agreement, the shares of common stock sold and issued to Laurus by filing a registration statement on Form S-3 on January 27, 2006 and declared effective on February 14, 2006. Because of certain provisions contained in the agreement, the Company initially classified the amounts allocated to the common stock as a liability. This amount was reclassified to equity on February 14, 2006 when the shares were registered. The Company reclassified the market value of the stock on this date of $660,000 as equity and recorded a $60,000 gain to other income (expense).

Amendment to the Term Note and Security Purchase Agreement:

On June 19, 2007, the Company and Laurus entered into a Note Amendment Agreement to the secured term note discussed above. The amendment extended the maturity date of the December 30, 2005 note, as described above, from December 30, 2008 to June 30, 2010. In connection with the amendment, the Company entered into a Securities Purchase Agreement with Laurus under which the Company borrowed $2,318,180 and issued a Secured Term Note to Laurus. The note is due on June 30, 2010. The Company agreed to make monthly payments of principal and interest on the note beginning on July 1, 2007. The outstanding principal on the note accrues interest at an annual rate of 2% above the prime rate, subject to a minimum annual interest rate of 8% (subject to certain adjustments). The Company may elect to prepay the note provided that (i) if such prepayment occurs during the first year of the date of issuance, the Company shall pay a 15% prepayment penalty, (ii) if such prepayment occurs during the second year of the date of issuance, the Company shall pay a 10% prepayment penalty and (iii) if such prepayment occurs during the third year of the date of issuance, the Company shall pay a 5% prepayment penalty. Laurus holds a security interest in certain assets of the Company. The monthly principal payment on the revised combined note is $125,000. The interest rate is prime plus 2% and was 9.75% as of September 30, 2007.

Under the Securities Purchase Agreement, the Company sold and issued to Laurus an aggregate of 300,000 shares of common stock of the Company at a per share purchase price of $.01, for an aggregate purchase price of $3,000. The Company will use the net proceeds from the Securities Purchase Agreement for general corporate purposes. In conjunction with the 300,000 shares of common stock issued to Laurus, the Company recorded a debt discount of approximately $362,000, which represented the approximate fair value of the stock as of the date of issuance.

The amended agreement resulted in an extinguishment of debt under EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instrument. As a result, the Company accelerated the existing debt discount and financing costs associated with the original note and certain other costs paid with the financing totaling approximately $290,000 during the second quarter of 2007.

At September 30, 2007, $4,125,000 was outstanding under the combined notes, which has been classified as $1,500,000 short-term debt and $2,625,000 long term debt and reported net $294,434 of unamortized debt discount, which has been classified as $179,457 short term and $114,977 long term.

At December 31, 2006, $2,909,092 was outstanding under the December 30, 2005 note, which has been classified as $1,454,546 short-term debt and $1,454,546 long term debt and reported net of $316,164 of unamortized debt discount, which has been classified as $240,761 short term and $75,403 long term.

The Company and Laurus also entered into a Registration Rights Agreement on June 19, 2007, under which the Company agreed to file a registration statement with the SEC to register the shares of common stock for resale within 135 days under the Securities Act of 1933, as amended which has been since extended until November 30, 2007.

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

Private Investor Notes and Bond

On August 16, 2007, the Eureka Interactive Fund Ltd. (Eureka) agreed to transfer the promissory notes and bonds listed below, as well as all of the unexercised warrants previously issued to Eureka, to a private investor.

On May 12, 2005, the Company issued a note to Eureka Interactive Fund, Ltd. The $1,500,000 note was initially due and payable in full on September 12, 2005. The note accrues interest on the outstanding principal balance at the rate of 10% per year, payable on the last day of each month. The Company also issued to Eureka five-year common stock warrants to purchase 250,000 shares at an exercise price per share of $0.90. The aggregate purchase price of the note and warrants ($1,500,000) was allocated between the note and warrants based upon their relative fair market value. The difference between the face amount of the note of $1,500,000 and the aggregate purchase price of the note of $1,341,362 was recorded as a debt discount of $158,638 and is being amortized over the life of the note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.87%, an expected life of five years and an expected volatility of 116% with no dividend yield. These warrants were exercised during the quarter ended September 30, 2007.

On August 26, 2005, the Company entered into an amendment to the note in which the maturity date of the note was extended to December 31, 2005. On December 15, 2005, the maturity date of the note was extended to January 15, 2007. The note accrues interest on the outstanding principal balance at the rate of 10% per year. The aggregate outstanding principal amount of the note and accrued interest was payable in equal installments of $50,000 on the 15th day of each month, with the entire balance of unpaid principal and interest previously due on January 15, 2007. As a part of the December 15, 2005 agreement, the Company issued to the holder additional five-year common stock warrants to purchase 150,000 shares at an exercise price per share of $0.90. An additional debt discount was recorded in the amount of $90,149 and is being amortized over the life of the note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 4.40%, an expected life of five years and an expected volatility of 92% with no dividend yield. These warrants were exercised during the quarter ended September 30, 2007.

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

At September 30, 2007, $329,009 was outstanding under the note, which has been classified as short-term debt.

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

In connection with the issuance of the bond on October 31, 2006, the Company issued a Common Stock Purchase Warrant to Eureka to purchase 2,375,000 shares of its common stock for a purchase price of $1.15 per share. The warrant expires on the tenth anniversary of the date of issuance. If StockerYale (UK) Ltd. prepays all amounts outstanding under the bond prior to the third anniversary of the date of issuance, then the number of shares of the Company’s common stock purchasable upon exercise of the warrant shall be changed to the following numbers: (i) 1,900,000 if the bond is repaid in full prior to the first anniversary of the date of issuance; (ii) 2,018,750 if the bond is repaid in full prior to the second anniversary of the date of issuance; and (iii) 2,137,500 if the bond is repaid in full prior to the third anniversary of the date of issuance. The aggregate purchase price of the bond and warrants of $4,750,000 was allocated between the bond and the common stock warrants based upon their relative fair market value. The purchase price allocated to the bond was $3,255,349 and the purchase price allocated to the common stock warrants was $1,494,651. The difference between the aggregate face amount of the bond of $4,750,000 and the aggregate purchase price of the bond was recorded as a debt discount of $1,494,651 and will be amortized over the life of the bond. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 4.61%, an expected life of ten years and an expected volatility of 102% with no dividend yield.

At September 30, 2007, $4,750,000 remained outstanding under the note which has been classified as $540,271 short-term debt and $4,209,729 long term and reported net of $1,145,635 of unamortized debt discount, which has been reported as $389,479 as short-term and $756,156 as long-term.

On September 25, 2007, the private investor exercised warrants for the purchase of 1,140,741 shares of the Company’s common stock at an average per share price of $1.08 per share, or approximately $1,226,667.

(13) STOCK AND WARRANT PURCHASE AGREEMENT

On January 26, 2007, the Company entered into a Securities Purchase Agreement with Smithfield Fiduciary LLC, a fund that is managed by Highbridge Capital Management, LLC. Under the terms of the agreement, the Company sold and issued to Smithfield Fiduciary LLC for an aggregate purchase price of $2,300,000, (i) 2,000,000 shares of common stock of the Company at a per share purchase price of $1.15 (a discount to the 30 day trading average) and (ii) a warrant to purchase 1,000,000 shares of common stock of the Company at an exercise price of $1.72 per share. The warrant expires on the tenth anniversary of the date of issuance.

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

The Company used the net proceeds from the transaction with Smithfield Fiduciary LLC for general corporate purposes, including to invest in its information technology infrastructure and to accelerate operational improvements.

(14) DISCONTINUED OPERATIONS

In December 2005, the Company’s management and the Board of Directors made a decision to sell or close its Singapore operation as well as its fiber optic illumination and galvanometer product lines including a planned workforce reduction of 11%. Accordingly, the results of those operations have been reclassified and are included in discontinued operations.

On February 15, 2006, the Company completed the sale of 100% of its stock ownership in its StockerYale Asia subsidiary to Radiant Scientific Pte. Ltd. for the consideration of $1 and a note for $250,000, which was initially recorded at $0 value. The Company recorded $76,000 as income during 2006 for cash collected on the note. Radiant assumed all obligations and liabilities of approximately $465,000 and assets of approximately $466,000. The assets were mainly accounts receivable and inventory. The Company has no contractual arrangements with Radiant Scientific Pte., Ltd. The Company expects to continue to sell an insignificant amount of product to previous customers of StockerYale Asia. The Company recorded income of approximately $28,000 for the third quarter of 2007 and approximately $63,000 for the nine months ended September 30, 2007 from payments made on the note payable.

(15) COMMITMENTS AND CONTINGENCIES

Lease obligation treated as financing

On December 30, 2005, the Company closed a sale-leaseback transaction on the Company’s Salem, New Hampshire headquarters with 55 Heritage LLC. The terms of the Real Estate Purchase Agreement dated November 29, 2005, as amended on December 22, 2005 between the Company and the buyer were that (i) the Company agreed to sell the property to the buyer, for $4,700,000, and (ii) the Company agreed to lease from the buyer (a) approximately 32,000 square feet of the property for an initial term of five years with a rental rate during such period of $192,000 per year in base rent and (b) approximately 63,000 square feet of the property for an initial term of five years with rental rates during such period ranging from approximately $220,500 to $315,000 per year in base rent, plus a pro rata share of all operating costs of the property. The Company plans to sublease all or part of the 63,000 square feet block of space. At the time an opportunity arises to enter into a sublease agreement with a third party, either (i) the Company will enter into a sublease agreement with such third party or (ii) the buyer will enter into a direct lease with such third party. The lease agreement grants the Company the option to extend the initial term for a period of five years. Because the transaction did not qualify as a sale for Generally Accepted Accounting Principles (GAAP) reporting purposes under SFAS 66, “Accounting for Sales of Real Estate” and SFAS 98, “Accounting for Leases,” the net proceeds were classified as a financing obligation. This was primarily due to the terms of the lease agreement. Additionally, the Company continues to carry the value of the building on its balance sheet and record depreciation expense until the criteria to record a sale are met. The Company continues to account for the financing lease in accordance with the provisions of SFAS 98. During the first nine months of 2007, the Company recorded $227,000 as a non-cash interest expense and $27,000 as a reduction of the lease obligation. During the first nine months of 2006, the Company recorded $240,000 as non-cash interest expense and $14,000 as a reduction of the lease obligation.

At September 30, 2007, $3,650,000 was recorded on the balance sheet as a financing lease obligation, which has been classified as $507,000 short-term obligation and $3,143,000 long-term obligation.

At December 31, 2006, $3,678,000 was recorded on the balance sheet as a financing lease obligation, which has been classified as $507,000 short-term obligation and $3,171,000 long-term obligation.

On October 26, 2005, the Company signed a sub-lease agreement with Onvio Servo, LLC for approximately 17,000 square feet of its Salem facility at a rate of $10.00 per square foot, or for $14,166.67 per month. The commencement date of the lease was November 15, 2005 for a term of twelve months. The lease was effective for a minimum of six months. The agreement also provided for either party to terminate the sub-lease after six months upon sixty days notice to the other party. The Company received $149,900 in the first nine months of 2006 for sublease income. This sub-lease to Onvio Servo, LLC ended in November 2006.

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

On January 23, 2007, the Company revised and signed a sub-lease agreement with PyroPhotonics Lasers, Inc. for approximately 9,000 square feet of its Montreal facility at a rate of CAD $11.89 per square foot, or for CAD $8,916.67 per month. The commencement date of the revised lease is February 1, 2007 and the term is eight years and nine months. The Company has received CAD $74,476 in the nine months ending September 30, 2007 for sublease income.

Indemnification Agreements

Each member of the Board of Directors and the Chief Executive Officer and Chief Financial Officer of the Company have entered into Indemnification Agreements with the Company. Each Indemnification Agreement provides that if the director or executive officer is involved in any threatened, pending or completed action, suit or proceeding, whether brought by or in the right of the Company or by any other party and whether of a civil, criminal, administrative or investigative nature, by reason of the fact that the director or executive officer is or was a director or executive officer of the Company, or is or was serving at the request of the Company as a director, officer, employee, trustee, partner or other agent of another organization or other enterprise, then the

Company must indemnify the directors and executive officers to the fullest extent authorized or permitted by applicable law against all expenses, judgments, awards, fines and penalties provided that (i) the director or executive officer acted in good faith and in a manner in which the director or executive officer reasonably believed to be in the best interests of the Company, (ii) in a criminal matter, the director or executive officer had no reasonable cause to believe that his conduct was unlawful, and (iii) the director or executive officer is not adjudged liable to the Company. There have been no additional provisions recorded, as it is believed that the insurance coverage is adequate.

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

On June 26, 2007, a settlement agreement between the Company and the lead plaintiffs in the class action lawsuit was submitted to the United States District Court for the District of New Hampshire for its approval. Under the terms of the proposed settlement, which would resolve all claims asserted against the Company and the individual defendants, plaintiffs would receive $3.4 million, to be paid entirely by the Company’s insurance carrier. On August 21, 2007, the Court preliminarily approved the proposed settlement and directed plaintiffs’ counsel to provide notice of the proposed settlement to members of the class by mail and newspaper publication. The Court also scheduled a fairness hearing for December 18, 2007, at which the Court will hear from any objectors to the proposed settlement and decide whether to grant final approval. The settlement remains conditioned upon final court approval and expiration of the time for appeal from any order of the Court approving the settlement. There can be no assurance that final approval of the settlement will be obtained.

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

The notional principal of the Company’s forward contracts to purchase Canadian dollars with foreign currencies as of December 31, 2006 was $1,250,000. The fair value of the Company’s open forward contracts was $31,900 as of December 31, 2006 and is recorded in the accompanying condensed consolidated balance sheet and there were no open forward contracts as of September 30, 2007. The net impact of these forward contracts during 2006 was a net loss of $5,000 and it was recorded in the accompanying condensed consolidated statement of operations. The net gain recorded in the nine months ended September 30, 2007 on these remaining forward contracts was $24,768.

On December 6, 2006, the Company entered into a forward foreign currency exchange rate contract with Anglo-Irish bank to convert $500,000 U.S. dollars per month into Canadian dollars at a strike rate with a bottom end range of $1.09 Canadian dollar to the U.S. dollar, and 100% upside flexibility to market rates in excess of the $1.09 strike rate. This arrangement began on March 1, 2007 and continues until December 31, 2007. The Company paid a premium of $61,500 U.S. to the bank on this date. The Company has recorded approximately a $86,000 gain from settlement of these contracts during the nine months ended September 30, 2007. At September 30, 2007, the value of this contract was approximately $148,000 U.S. and the change in the value of the contract of approximately $86,000 was recorded as interest income and other, net during the nine months ended September 30, 2007.

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

	Three months Ended September 30, 2007				Three months Ended September 30, 2006
	Illumination	Optical Components	Photonic Products	Total	Illumination	Optical Components	Photonic Products	Total
Net sales	$4,178	$1,194	$2,545	$7,917	$3,878	$656	$—	$4,534
Gross margin	1,650	374	632	2,656	1,530	30	—	1,560
Operating loss	(582)	31	(285)	(836)	(367)	(377)	—	(744)

	Nine months Ended September 30, 2007				Nine months Ended September 30, 2006
	Illumination	Optical Components	Photonic Products	Total	Illumination	Optical Components	Photonic Products	Total
Net sales	$12,498	$2,714	$7,131	$22,343	$11,578	$1,950	$—	$13,528
Gross margin	4,621	921	1,978	7,520	4,298	678	—	4,976
Operating loss	(2,103)	(323)	(710)	(3,136)	(1,828)	(609)	—	(2,437)

	September 30, 2007					December 31, 2006
	Illumination	Optical Components	Photonic Products	Corporate	Total	Illumination	Optical Components	Photonic Products	Corporate	Total
Total current assets	$6,037	$910	$2,837	$2,463	$12,247	$4,967	$444	$3,042	$1,343	$9,796
Property, plant & equipment, net	$3,204	$2,862	$789	$4,027	$10,882	$3,212	$3,400	$791	$3,852	$11,255
Acquired intangible assets, net	$284	—	$3,647	—	$3,931	$518	—	$4,173	—	$4,691
Goodwill	$2,677	—	$5,520	—	$8,197	$2,677	—	$5,280	—	$7,957
Other long-term assets	$427	—	—	$596	$1,023	$391	—	—	$853	$1,244
Total	$12,629	$3,772	$12,793	$7,086	$36,280	$11,765	$3,844	$13,286	$6,048	$34,943

The Company’s sales by geographic region are denominated in U.S. dollars. These sales are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Sales by region	2007	2006	2007	2006
Domestic – United States	$4,077	$2,152	$10,677	$6,330
Canada	512	554	1,664	1,668
Europe	2,199	1,204	6,964	3,855
Asia	421	491	1,671	1,341
Other	708	133	1,367	334

Total	$7,917	$4,534	$22,343	$13,528

(19) SUBSEQUENT EVENTS

On October 18, 2007, the Company acquired substantially all of the assets of Spectrode LLC (“Spectrode”) for an aggregate consideration, consisting of $100,000 in cash and 214,174 unregistered shares of the Company’s common stock.

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

FISCAL QUARTERS ENDED SEPTEMBER 30, 2007 AND 2006

Net Sales

Net sales totaled $7.9 million for the third quarter of 2007, a 75% increase over $4.5 million for the third quarter of 2006, and a 14% increase compared with $7.0 million for the second quarter of 2007. Photonic Products Ltd. revenue was 33% of total revenue for the third quarter of 2007. LED revenues increased 43% year-over-year, but was approximately flat quarter-over-quarter, and laser and associated diode revenue increased 105% year-over-year and increased 13% quarter-over-quarter due to higher Photonic Products Ltd. sales. Specialty optical fiber revenues increased 96% year-over-year and 56% quarter-over-quarter mainly due to the expansion of the Company’s customer base through important vertical channels and key customer relationships.

Gross Profit

Gross profit was $2.7 million in the third quarter of 2007, an increase of 70% over $1.6 million for the third quarter of 2006, and an increase of 16% from $2.3 million for the second quarter of 2007. Gross margin percentage was flat to the third quarter of 2006 at 34% and showed a modest improvement compared to 33% for the second quarter of 2007. The gross margin increase from the year-ago period reflects shipments of specialty optical fiber products to Northrop Grumman Newport News, offset by the lower margin results from Photonic Products Ltd.’s mix of distributed and manufactured products. The quarter-over-quarter increase in gross margin is also attributable to higher revenue from specialty optical fiber, partially offset by Photonic Products Ltd.’s lower margin product mix.

Operating Expenses

Operating expenses increased 52% year-over-year to $3.5 million for the third quarter of 2007 and were approximately $97,000 lower than the second quarter of 2007, of which $56,000 was non-cash share-based compensation. The year-over-year increase was driven by consulting fees related to Sarbanes Oxley compliance and other IT expenditures as well as additional operating expenses and non-cash amortization of intangible assets related to Photonic Products Ltd. Research and development expenses were $0.7 million for the third quarter of 2007 or 8% of revenues, approximately the same as 2006 and a decrease of $149,000 quarter-over-quarter. This is mainly due to an increase in funded research and development during the third quarter. Selling, general and administrative expense totaled $2.5 million or 32% of revenues for the third quarter of 2007.

Non-Operating Expenses

Other expenses (primarily debt discount amortization, financing costs and interest expense) totaled $0.6 million for the third quarter of 2007 was flat compared to the three months ended September 30, 2006, mainly due to $148,000 foreign currency gain recorded on the cash flow hedge during the third quarter. It also represents a decrease of $0.4 million or 39% compared to the second quarter of 2007.

Net Income (Loss)

Net loss including discontinued operations was $1.3 million or $(0.04) per share for the third quarter of 2007 compared with $1.2 million or ($0.04) per share for the third quarter of 2006 and $2.1 million or ($0.06) per share for the second quarter of 2007.

Provision (Benefit) for Income Taxes

We have recorded a valuation allowance against our net deferred tax assets after concluding that it is more likely than not that we will not be able to use those deferred tax assets. The Company recorded an income tax benefit of $74,000 for the quarter ended September 30, 2007 related to one of its non-U.S. based subsidiaries.

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Net Sales

Net sales were $22.3 million for the nine months ended September 30, 2007, a 65% increase over $13.5 million for the nine months ended September 30, 2006. LED revenues increased by 50%, laser and associated diode revenues increased by 94%, mostly due to Photonic Products Ltd., which was 33% of the total revenue for the period. Specialty optical fiber revenues increased by 53% for the period. Geographic distribution of our first nine months sales was 48% in the U.S., 7% in Canada, 31% in Europe, and 8% in Asia.

Gross Profit

Gross profit was $7.5 million for the nine months ended September 30, 2007. This represents an increase of 51% from $5.0 million for the first nine months of 2006. During the nine months ended September 30, 2007, gross margin was 34% compared with 37% in the first nine months of 2006, due to the inclusion of Photonic Products Ltd.’s mix of distributed and manufactured products and associated overhead expense.

Operating Expenses

Operating expenses totaled $10.7 million for the nine months ended September 30, 2007, increasing 44% year-over-year. The increase was primarily due to expenses incurred to comply with Sarbanes Oxley compliance and other IT expenditures as well as additional operating expenses and non-cash amortization of intangible assets related to Photonic Products. Non-cash amortization of intangible assets increased $0.7 million. Research and development spending increased by 9.5% to $2.3 million, but declined as a percentage of revenue to 10% from 15%. Sales and marketing and general and administrative expense increased 46%, or $2.4 million, but declined as a percentage of revenue to 34% from 38%.

Operating loss for the first nine months of 2007 was $3.1 million compared with operating losses of $2.4 million for the first nine months of 2006.

Non-Operating Expenses

Other expenses, which are comprised primarily of non-cash debt discount amortization and financing costs and interest expense, increased by $1.1 million, or 103%, for the nine months ended September 30, 2007 mainly due to new borrowing in October 2006 for the acquisition of Photonic Products Ltd. and the costs associated with the Laurus Master Fund note amendment.

Net Income (Loss)

Net loss including discontinued operations was $5.1 million or $0.15 per share. This compares to net loss of $3.5 million or $0.12 per share for the first nine months of 2006.

Provision (Benefit) for Income Taxes

We have recorded a valuation allowance against our net deferred tax assets after concluding that it is more likely than not that we will not be able to use those deferred tax assets. The Company recorded an income tax benefit for the nine months ended September 30, 2007 related to one of its non-U.S. based subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Our September 30, 2007 cash balance of $2.5 million was $1.1 million higher than our cash balance on December 31, 2006.

For the quarter ended September 30, 2007, cash increased $0.8 million as compared to the same period of 2006, during which cash decreased by $0.9 million. Cash used by operating activities was $1.0 million primarily resulting from an operating loss of $1.3 million offset partially by $1.2 million of non-cash charges for depreciation, amortization, and stock compensation. In addition, the Company contributed $1.0 million from financing activities mainly from net proceeds relating to the issuance of a stock from the exercise of warrants. The Company paid $0.5 million for capital investment activities, which were partially offset by $0.2 million in new capital leases. For the quarter ended September 30, 2006, cash used in operating activities was $1.0 million, financing activities decreased by $1.0 million, and cash used by investing activities was approximately $0.5 million.

For the nine months ended September 30, 2007, cash increased $1.1 million compared to the same period of 2006. Cash used by operating activities for continuing operations was $4.1 million primarily resulting from an operating loss of $5.1 million offset partially by $3.8 million of non-cash charges for depreciation, amortization, and stock-based compensation. Total financing activities conducted during the first nine months of 2007 contributed $4.5 million in cash mainly from net proceeds from the sale of common stock ($3.5 million) and from net proceeds from the issuance of a note ($2.3 million) for the nine months ended September 30, 2007. We made principal payments of debt of $1.5 million. Investing activities for the first nine months of 2007 were $(0.7) million mainly for the acquisition of plant and equipment. In the nine months ended September 30, 2006, cash used in operating activities for continuing operations was $1.3 million, cash used by financing activities for continuing operations was $(1.1) million, and cash used by investing activities for continuing operations was $0.2 million.

The current ratio (the ratio of current assets to short term liabilities) as of September 30, 2007 was 1.52. As of December 31, 2006, the current ratio was 1.15. Significant items contributing to the increase in working capital included an increase in receivables balances consistent with the increase in revenues offset by the September 25, 2007 $1.2 million cash received related to the sale of stock upon the exercise of warrants as noted below.

On September 25, 2007, Mark Hawtin exercised warrants for the purchase of 1,140,741 shares of the Company’s common stock and paid at an average per share exercise price of $1.08 per share, or approximately $1,226,667 to the Company.

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

On June 19, 2007, the Company and Laurus entered into a Note Amendment Agreement to the secured term note issued by the Company to Laurus on December 30, 2005. The amendment extended the maturity date of the December note from December 30, 2008 to June 30, 2010. The monthly principal payment on the revised combined note is presently $125,000. The interest rate is prime plus 2%. The interest rate was 9.75% as of September 30, 2007.

Our cash balance improved from $1.4 million at December 31, 2006 to $2.5 million at September 30, 2007 primarily as a result of the $2,300,000 we raised from Smithfield as described above, additional funds borrowed from Laurus under the term note and a warrant exercise for common stock by Mark Hawtin for approximately $1.2 million.

Despite higher revenues, inventory only increased by $0.2 million. Capital spending for the period was $0.7 million.

Headcount was 230 at September 30, 2007, up slightly from year-end due to the addition of manufacturing, R&D and sales personnel. We expect modest increases in headcount during the fourth quarter as a result of sales re-engineering program and research and development investments.

The Company’s current forecast calls for increased revenue, cash flow and asset turnover. It also calls for significant investments in sales and marketing, production and information technology that would impact near-term profitability. The Company intends to pursue various options to finance any acquisitions and also to fund operations, as necessary and believes that current cash, and its ability to raise additional funds will be adequate to finance operations over the next year even if it is unable to achieve all the goals in the business plan. Should the Company be unable to raise additional funds the Company would implement cost reduction strategies to conserve cash.

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

As of September 30, 2007, we had cash and cash equivalents of approximately $2.5 million. On June 28, 2006, we established a three-year, $4 million revolving line of credit with Laurus Master Fund, Ltd. and issued 642,857 shares of our common stock to Laurus for $643. We used approximately $1.41 million of the proceeds available from this transaction to repay in full the amount outstanding under our credit facility with the National Bank of Canada. We may borrow a total amount at any given time up to $4 million under the line of credit, limited to qualifying receivables and inventories as defined in the agreement. As of September 30, 2007, $2,592,377 was outstanding under the line of credit, which has been classified as long-term debt.

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

Notwithstanding the completion of these financings, we have to raise additional capital but may not be able to find it on favorable terms or at all. If we are unsuccessful in raising additional capital, our business may not continue as a going concern. Even if we do find outside funding sources, we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions that may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional equity securities. If we experience difficulties raising money in the future, our business and liquidity will be materially adversely affected.

We face risks related to securities litigation that could have a material adverse effect on our business, financial condition and results of operations.

Beginning in May 2005, three putative securities class action complaints were filed in the United States District Court for the District of New Hampshire against the Company and Mark Blodgett, the Company’s President, Chief Executive Officer and Chairman of the Board, Lawrence Blodgett, a former director, Francis O’Brien, the Company’s former Chief Financial Officer, Richard Lindsay, the Company’s former Chief Financial Officer, and Ricardo Diaz, the Company’s former Chief Operating Officer, purportedly on behalf of some of the Company’s shareholders. The complaints, which assert claims under the Securities Exchange Act of 1934, allege that some disclosures made by the Company in press releases dated April 19, 2004 and April 21, 2004 were materially false or misleading. The complaints seek unspecified damages, as well as interest, costs, and attorney’s fees. The three complaints were consolidated into one action and assigned to a single federal judge. The Court also appointed a group of lead plaintiffs and plaintiffs’ counsel, who filed a consolidated amended complaint to supersede the previously filed complaints. Mr. Lindsay is not named as a defendant in the amended complaint; therefore, he is not a party to the currently pending proceeding. The consolidated amended complaint asserts claims under Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. On January 31, 2006, the Company and the individual defendants moved to dismiss all claims asserted in the consolidated amended complaint. On September 29, 2006, the Court ruled against the defendants on the motions to dismiss. On October 12, 2006, the Company and the individual defendants answered the consolidated amended complaint, denying all allegations of liability and setting forth affirmative defenses to the claims. On November 17, 2006, the Court approved a plan for the conduct of discovery in this matter. On June 26, 2007, a settlement agreement between the Company and the lead plaintiffs’ was submitted to the Court for its approval. Under the terms of the proposed settlement, which resolve all claims asserted against the Company and the individual defendants, plaintiffs would receive $3.4 million, to be paid entirely by the Company’s insurance carrier. On August 21, 2007, the Court preliminarily approved the proposed settlement and directed plaintiffs’ counsel to provide notice of the proposed settlement to members of the class by mail and newspaper publication. The Court also scheduled a fairness hearing for December 18, 2007, at which the Court will hear from any objectors to the proposed settlement and decide whether to grant final approval. The settlement remains conditioned upon final Court approval and expiration of the time for appeal from any order of the Court approving the settlement.

There is no assurance that final approval of the settlement will be obtained. If the settlement is not approved, though we intend to vigorously contest the allegations in the securities complaint, we are not able to predict the outcome of this litigation or the application of, or coverage provided by, our insurance carriers. If the settlement is not approved, there is no assurance our current and former directors and officers and we will prevail in defending this action or that our insurance policies will cover all or any expenses or financial obligations arising from the lawsuit. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable settlement or coverage from our insurance carriers, we could be liable for large damage awards that could have a material adverse effect on our business, results of operations and financial condition results may be adversely affected.

Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Exchange Rate Risk

We have entered into forward foreign currency exchange rate contracts and option contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations between the U.S. dollar and the Canadian dollar. These programs are not designed for trading or speculative purposes. We do not believe that our Cork, Ireland subsidiary has material foreign currency exchange rate exposure. In accordance with SFAS No. 133, we recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. These forward contracts are not accounted for as hedges and, therefore, changes in the fair value of these instruments are recorded as interest income and other, net. Neither the cost nor the fair value of the contracts was material at December 31, 2006. The notional principal of our forward contracts to purchase Canadian dollars with foreign currencies as of December 31, 2006 was $1,250,000 U.S. The fair value of our open forward contracts was $31,900 U.S. as of December 31, 2006 and is recorded in the accompanying condensed consolidated balance sheet. The net impact of these forward contracts during 2006 was a net loss of $14,500 U.S. and it was recorded in the accompanying condensed consolidated statement of operations. The net gain recorded in the quarter ended March 31, 2007 on these remaining forward contracts was $8,559 U.S.

The objective of this option contract is to limit the fluctuations in prices paid materials and labor and the potential volatility in cash flows from future foreign exchange rate movements in the Canadian dollar versus the U.S. dollar. The Company continually evaluates those foreign currency exchange rates with respect to its future usage requirements.

On December 6, 2006 we entered into a forward foreign currency exchange rate contract with Anglo-Irish bank to convert $500,000 U.S. per month into Canadian dollars at a strike rate with a bottom end range of $1.09 Canadian dollar to the U.S. dollar, and 100% upside flexibility to market rates in excess of the $1.09 strike rate. This arrangement began on March 1, 2007 and continues until December 31, 2007. We paid a premium of $61,500 U.S. to the bank on this date. At September 30, 2007, the value of this contract was approximately $148,000 U.S. and has been recorded in the accompanying financial statements and balance sheet.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under the Laurus Master Fund Ltd. line of credit of $2.592 million with an interest rate of prime plus 1% and the Laurus Master Fund, Ltd. term note of $4.5 million with an interest rate of prime plus 2%. As of September 30, 2007, the fair market value of our outstanding debt approximates the carrying value due to short-term maturities, variable interest rates and comparisons to current market fixed rate instruments.

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

On June 26, 2007, a settlement agreement between the Company and the lead plaintiffs in the class action lawsuit was submitted to the United States District Court for the District of New Hampshire for its approval. Under the terms of the proposed settlement, which would resolve all claims asserted against the Company and the individual defendants, plaintiffs would receive $3.4 million, to be paid entirely by the Company’s insurance carrier. On August 21, 2007, the Court preliminarily approved the proposed settlement and directed plaintiffs’ counsel to provide notice of the proposed settlement to members of the class by mail and newspaper publication.

The Court also scheduled a fairness hearing for December 18, 2007, at which the Court will hear from any objectors to the proposed settlement and decide whether to grant final approval. The settlement remains conditioned upon final court approval and expiration of the time for appeal from any order of the Court approving the settlement. There can be no assurance that final approval of the settlement will be obtained.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 25, 2007, the Company issued and sold an aggregate of 1,140,741 shares of common stock to Mark Hawtin upon the exercise of outstanding warrants. The aggregate purchase price received by the Company upon the exercise of the warrants and the issuance of the shares of common stock was $1,226,666.97. The issuance and sale of the shares was effected without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares.

On October 18, 2007, the Company issued an aggregate of 214,174 shares of its common stock, as partial consideration for the purchase of substantially all of the assets of Spectrode LLC. The fair market value of the shares was calculated based on the average closing price per share of the Company’s common stock on the Nasdaq Global Market for the 10 trading day period ending on October 17, 2007, the trading day prior to the closing of the acquisition. The issuance of the shares was effected without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares.

Item 5.	Other Information

Subsequent Events

Change in Directors and Acquisition of Spectrode, LLC

On October 29, 2007, the Board of Directors of the Company, following a recommendation of the Governance, Nominating and Compensation Committee of the Board (the “GNC Committee”), elected Parviz Tayebati to the Board of Directors.

In accordance with the Company’s Policy Regarding Compensation of Independent Directors, on November 5, 2007, the Company granted to Mr. Tayebati an aggregate of 14,723 shares of common stock of the Company having an aggregate market value of $16,931.51, based upon the closing price per share of the common stock as reported on the Nasdaq Global Market on the date of grant. The shares of common stock shall be restricted, and the restrictions lapse as to 25% of the shares per annum on each of the first, second, third and fourth anniversaries of the date of grant. Restrictions lapse as to 100% of the shares upon the Company achieving positive cash flow from operations for two consecutive fiscal years.

On October 18, 2007, the Company acquired substantially all of the assets of Spectrode LLC (“Spectrode”) for an aggregate purchase price of $375,000, consisting of $100,000 in cash and 214,174 unregistered shares of the Company’s common stock. In addition, the Company is required to pay to Spectrode a continuing royalty payment equal to 1% of sales revenue for lasers sold by the Company or any third party at any time after the closing using technology covered by a certain patent application of Spectrode. The obligation of the Company to make these royalty payments terminates (i) if one or more U.S. or other patents are issued with respect to the technology, then upon the expiration of the last such patent to expire, or (ii) if no U.S. or other patents are issued with respect to the technology, then upon the twentieth anniversary of the closing of the acquisition.

The Asset Purchase Agreement relating to the acquisition of the Spectrode assets by the Company provided that following the closing of the acquisition, Mr. Tayebati would be elected to the Board of Directors of the Company, subject to the approval of the GNC Committee and the Board of Directors.

Other Information

During the quarter ended September 30, 2007, we made no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6.	Exhibits

(a) The following is a complete list of exhibits filed as part of this Form 10-QSB.

3.1 Amended and Restated Bylaws of the Registrant are incorporated herein by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005 (File No. 000-27372).

3.2 Amendment No. 1 to Amended and Restated ByLaws of the Registrant, dated August 28, 2007, is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on August 30, 2007 (File No. 000-27372).

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

STOCKERYALE, INC.

Date: November 14, 2007	By:	/s/ MARK W. BLODGETT
Mark W. Blodgett
President, Chief Executive Officer and Chairman of the Board

Date: November 14, 2007	By:	/s/ MARIANNE MOLLEUR
Marianne Molleur
Senior Vice President and Chief Financial Officer