Form 10KSB
period 2007-12-31
STOCKERYALE INC
filed 2008-03-31
CIK 94538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Issuer’s revenues for its most recent fiscal year: $29,887,000.

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of March 24, 2008, based upon the closing price of such stock on that date, was $10,039,040.

The number of shares of the issuer’s common stock outstanding as of March 24, 2008 was 38,937,907.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission for the issuer’s 2008 special meeting in lieu of Annual meeting of shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

STOCKERYALE, INC.

ANNUAL REPORT ON FORM 10-KSB

YEAR ENDED DECEMBER 31, 2007

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

DEVELOPMENT OF BUSINESS

StockerYale, Inc. (also referred to in this document as “StockerYale,” “we,” the “company,” the “issuer”, or the “registrant”) was incorporated on March 27, 1951 under the laws of the Commonwealth of Massachusetts. In December 1995, the company completed the registration of its common stock with the U.S. Securities and Exchange Commission and its common stock now trades on the Nasdaq Global Market under the trading symbol “STKR.”

We are a leading developer of advanced illumination products, specialty optical fiber (SOF) and diffractive optics. StockerYale is recognized as the only photonics company that possesses the design and manufacturing know-how in three different illumination technologies: lasers, where we are the leading provider of low-power (less than 10 watts) laser diode modules, light emitting diode systems (LEDs), and fluorescent lighting as well as specialty optical fiber and diffractive optics. We also distribute laser diodes through our Photonic Products subsidiary. Our products serve a wide range of applications and industries including machine vision and industrial inspection, biomedical and medical, defense and security, and other commercial applications. Our advanced technologies are driven by a deep understanding of the needs of our clients and the industries in which they work.

On October 31, 2006, we acquired the privately held Photonic Products Ltd. of the United Kingdom, a well-known provider of laser diode modules and laser diodes for industrial, medical and scientific markets. StockerYale paid $9.4 million for 100% of the outstanding stock of Photonic Products consisting of newly issued StockerYale common shares with a value of $2.75 million, $4.25 million in cash, and a three-year $2.4 million bond. In conjunction with the acquisition, StockerYale borrowed $4.75 million from The Eureka Interactive Fund Ltd., in exchange for a five-year 10% bond. We also entered into an earn out agreement with some of the stockholders of Photonic Products contingent upon specified financial targets being met over the next three years.

On October 18, 2007, StockerYale acquired substantially all of the assets of Spectrode LLC, a developer of pulsed thulium-doped fiber lasers for an aggregate purchase price of $375,000, consisting of $100,000 in cash and 214,174 unregistered shares of StockerYale’s common stock with a total fair market value of $275,000. Under the terms of the agreement, all of Spectrode’s patents and patents pending have been assigned to StockerYale, including the patent application for its “Gain Switched Fiber Laser System.” StockerYale is required to pay a continuing royalty payment equal to 1% of sales revenue for lasers using the Spectrode technology over the lifetime of the patent or for 20 years, whichever is longer.

BUSINESS OF ISSUER

We are an independent designer and manufacturer of structured light lasers, LED systems, fluorescent lighting products, and specialty optical fibers and phase masks for industry-leading original equipment manufacturers (OEMs), as well as a specialist distributor of visible, infrared and blue violet laser diodes. Our illumination products include the Lasiris and Photonic Products brands of laser diode modules, extremely bright light emitting diode (LED) illuminators and fluorescent lighting products for the machine vision, industrial inspection, defense, telecommunications, sensors, and medical markets. Our products are sold to over 1,500 customers, primarily in North America, Europe and the Pacific Rim. We sell directly to, and work with, a group of distributors and machine vision integrators to sell their specialized illumination products.

PRINCIPAL PRODUCTS AND MARKETS

Our illumination products segment consists of structured light lasers, LED systems and fluorescent illuminators for machine vision, industrial inspection, medical, commercial and defense and security applications. Our optical components segment includes specialty optical fiber and diffractive optics/phase masks for industrial, defense, medical and telecommunications markets. Our Photonic Products segment sells laser diodes and laser diodes modules for industrial, commercial and medical applications.

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

Our Lasiris™ brand laser pattern projectors are used in the industrial inspection and 3-D machine vision industries and have most recently been introduced into the biomedical and military industries for specialized applications. They are used for contour mapping of parts, surface defect detection, depth measurements, alignment and as an excitation source for bio-medical fluorescence applications. For example, in machine vision applications, structured light lasers may be used on systems recording the gap and flushness between car body components. In industrial inspection applications, these products are used to screen parts that do not conform to specifications, such as defective parts. In the biomedical applications, the uniform laser patterns may be used in flow cytometry instruments to detect specific cells in a flow of air.

Lasiris patented optical lenses produce non-Gaussian (evenly illuminated) distinct laser lines or more complex laser light patterns that maintain a consistent intensity along the length and height of the projection. Our Lasiris lasers are electrostatic discharge (ESD) protected, feature interchangeable head patterns, and some meet Class II eye safety ratings. By applying ten years of electro-optic R&D experience, we offer custom designed laser pattern projectors that meet even the most stringent customer requirements.

Our Photonic Products subsidiary manufactures custom-designed low-cost laser modules and other electro-optical sub-assemblies and optoelectronic components based on semiconductor laser diode technology. Products include thermo-electrically cooled laser modules, laser alignment systems, circular beam laser diode modules and elliptical beam modules, receptacle packaged laser diodes and pigtailed laser diodes. These products are used in medical and commercial applications and other industries. For example, our laser modules are used in bank note scanners to identify counterfeit Euro notes via fluorescence and on diamond sorting machines. We also distribute visible, infrared and blue violet laser diodes manufactured by Sanyo, Opnext and Sony under our Photonic Products brand.

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

Optical Components

We are an independent designer and manufacturer of specialty optical fiber and phase masks, items which are primarily used by manufacturers of fiber optic sensors, fiber optic gyroscopes (FOGs), fiber lasers and optical amplifiers.

Optical fibers can be categorized as either long-haul fibers that transport optical signals over distances and are low-cost, commoditized, high-volume products or as specialty optical fibers. Specialty optical fibers provide a specific photonic function in optical systems, networks and components, and are high-cost, high-value, low-volume products. Our specialty optical fibers, which we manufacture in our state-of-the-art-facility, fall into a handful of broad categories: rare-earth doped fibers, polarization maintaining fibers, bend insensitive fibers, select cut-off fibers, polyimide-coated fibers and photosensitive fibers. Rare-earth doped fiber provides the light amplification medium in optical amplifiers and fiber lasers; erbium-doped fiber is the key component in erbium-doped fiber amplifiers (EDFAs) for telecommunications networks, while ytterbium-doped fiber is the key component in fiber lasers (used in laser marking, machining and industrial welding applications). Our polarization-maintaining fiber is used in FOGs, which are acceleration sensors that serve in a variety of aerospace, machining and military applications. Bend insensitive fiber is used in devices such as fiber optic hydrophones, which detect acoustic waves in marine applications (military, oil exploration). Select cut-off fiber is used for linking components to optical networks and for coupling laser light into optical devices. Due to the high heat resistance and chemical resistance of polyimide, our polyimide-coated fiber is deployed in harsh environments, such as chemical sensing, and in medical devices. Photosensitive fiber is used in the fabrication of fiber Bragg gratings (FBGs), which are optical filters used in optical networks and many types of fiber sensors, amplifiers and lasers, to select and/or stabilize wavelengths. We also manufacture high-output, 0.66 and 0.55 numerical aperture glass fiber, in addition to polymer clad fused silica (quartz) fiber that is used in fiber optic components. In order to provide our customers with the lighting solution that best fits their application, we are frequently involved in the development of custom-designed application-specific fiber, which is often funded by the customer.

We are also a leading supplier of phase masks. Phase masks are high precision diffraction gratings that are an enabling technology in the production of fiber Bragg gratings (FBGs). FBGs offer a passive fiber-based means of filtering and stabilizing wavelengths in optical networks and various fiber devices. We sell both phase masks and photosensitive fiber to FBG manufacturers.

SALES, MARKETING AND DISTRIBUTION

Our products are sold to over 1,500 customers, primarily in North America, Europe and the Pacific Rim. Our sales organization sells directly to OEM customers, and we also work with a group of approximately 30 distributors and machine vision integrators to sell our specialized illumination products. Marketing expenses for the years ended 2006 and 2007, including advertising expenses, were approximately $455,000 and $843,000.

COMPETITION AND COMPETITIVE POSITION

We compete with a number of firms in the design and manufacture of our specialized illumination and sub-component products. Some competitors may have greater resources than we do, and as a result, may have competitive advantages in research and development or sales and distribution or both.

With the acquisition of Photonic Products, we are considered the leading manufacturer of low power laser modules (less than 10 watts) in terms of both market share and quality. We compete against Power Technology, Inc. in the United States, Global Laser, Schafter & Kirchoff GMBH in Europe and several other smaller laser manufacturers.

Our specialty optical fiber capability includes specialty optical fibers (SOF) for the defense, security, utility and telecommunications industries. We made substantial capital investments in plant and equipment in connection with our development of a complete line of specialty optical fibers (SOF). Over the last two years, the SOF market has consolidated and market demand is increasingly driven by defense, industrial and medical applications. Our major competitors are OFS, Fibercore and Nufern, all of which are now owned by large companies.

Our high-intensity LEDs compete with LEDs of Elcos (subsidiary of Perkin Elmer).

In the industrial fluorescent lighting market, we have two primary competitors, MicroLite and Techni-Quip Corporation. MicroLite markets a product similar in appearance to our circular fluorescent microscope illuminator. Techni-Quip Corporation offers industrial fluorescent lighting as part of its product line.

RAW MATERIALS

The raw materials and components used in our products are purchased from a number of different suppliers and are generally available from several sources. We do not anticipate difficulty obtaining the material necessary to produce our products. Raw-material and transportation costs are subject to fluctuations due to market conditions. We employ many strategies, including the use of alternative materials, to mitigate the effect of these fluctuations on our results.

Some of our principal suppliers include: Avnet Electronics, DIACARB, LCD Lighting, Sanyo, Sony and Opnext. Avnet Electronics, Sanyo, Sony and Opnext are major suppliers of laser diodes. We count nLight, Opnext, Arima, Sanyo, JDSU among laser diode providers. LCD Lighting supplies us with specialty light bulbs for our illumination products.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

Our customer base consists of more than 1,500 customers in various industries worldwide. One customer, Laser 2000 GmBH, is our German distributor and represented approximately 5.9% of our total net revenue in 2007 and 10.0% of our net revenue in 2006. Our top ten customers represented approximately 29% of total net revenue in 2007 and 36% of our total net revenue in 2006. One hundred fifteen customers make up 80% of net revenue.

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

On January 4, 2007, we filed a patent for approval in the United States for our “Rectangular Flat-Top Beam Shaper”. On October 29, 2007, we were assigned the patent application for a “Gain Switched Fiber Laser” filed July 26, 2006, by Spectrode LLC, under an asset purchase agreement. On December 26, 2007, we filed a patent application for approval in the United States for a fiber termination concept.

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

RESEARCH AND DEVELOPMENT

Our business model calls for significant investments in research and development for new product design and modeling and enhancements to existing product lines. Our research and development expenditures were $3.2 million, or 11% of net revenues, in 2007 and $2.8 million, or 14% of net revenues, in 2006.

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

EMPLOYEES

As of January 31, 2008, we employed approximately 219 people, six of whom were part-time employees and seven of whom were temporary employees. None of our employees is represented by a labor union and we believe that we have good relations with our employees.

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

Our corporate headquarters are located at 32 Hampshire Road in Salem, New Hampshire. The Salem property also contains office space, research and development laboratories, and manufacturing space for the specialty optical fiber products segment. On December 30, 2005, we closed the sale and leaseback of the Salem real estate and building for $4,700,000 in gross proceeds. We paid a security deposit in the amount of $770,500. During 2007, we used $169,000 of this deposit, and in 2006 we used $253,500. We lease back from the new owner of the Salem property approximately 32,000 square feet for an initial term of five years at a rental rate of $192,000 per year and an additional 63,000 square feet at a rental rate ranging from approximately $220,500 to $315,000 per year in base rent, plus a pro rata share of all operating expenses. We intend to sublease to a third party all or part of the 63,000 square feet of space. Under the terms of the lease, should an opportunity to sublease the space to a third party arise, we will enter into a sublease agreement with the third party or the owner will enter into a direct lease with the third party. We have the option to extend the initial term of the lease with respect to the 32,000 square feet of space and with respect to the 63,000 square feet of space for an additional term of five years.

Our Canadian subsidiary, StockerYale Canada, Inc., conducts research and development, manufacturing, sales and administration from a property located at 275 Kesmark Street, Montreal, Quebec, Canada. On December 20, 2005, StockerYale Canada sold the Montreal property to a buyer for Cdn $4,150,000 in gross proceeds. StockerYale Canada leases back 59,433 square feet of the Montreal property from the new owner for an initial term of ten years. StockerYale Canada paid a security deposit in the amount of Cdn $502,915. The rent during the ten-year term ranges from approximately Cdn $416,031 to Cdn $469,521 per year net of all operating costs. StockerYale Canada has the option to extend the initial term of the lease for an additional term of five years. StockerYale Canada received Cdn $107,000 for sublease income for the year ended December 31, 2007 and Cdn $25,168 in 2006.

Photonics Products, another wholly owned subsidiary of ours, leases approximately 13,367 square feet of space in Hatfield Broad Oak, Hertfordshire, UK for a monthly rental of $14,500. The lease runs for a term of nine years beginning on September 29, 2004. We also lease approximately 4,324 square feet in Bishops Stortford, UK at a monthly rental of $5,333, through September 2011. We have sublet the Bishops Stortford property. Rental income received by Photonic Products for the year ended December 31, 2007 was $70,874; in 2006, the total was $60,000. Photonic Products has sales offices, which we lease, in Grobenzell, Germany and Huntington Beach, California. StockerYale (IRL) Ltd., another wholly owned subsidiary of ours, leases approximately 5,900 square feet of space in Cork, Ireland for a monthly rent of approximately $13,785. StockerYale (IRL) Ltd. has exercised its right to terminate the lease effective on September 15, 2008 and is seeking alternative facility space prior to the expiration of the lease.

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

On June 26, 2007, a settlement agreement between the Company and the lead plaintiffs in the class action lawsuit was submitted to the United States District Court for the District of New Hampshire for its approval. Under the terms of the proposed settlement, which would resolve all claims asserted against the Company and the individual defendants, plaintiffs would receive $3.4 million, to be paid entirely by the Company’s insurance carrier. On August 21, 2007, the Court preliminarily approved the proposed settlement and directed plaintiffs’ counsel to provide notice of the proposed settlement to members of the class by mail and newspaper publication. On December 18, 2007, the Court entered an Order and Final Judgment in the class action lawsuit, which provided final approval of the settlement agreement and dismissed all claims of the members of the class against the Company and the individual defendants with prejudice (which means that they cannot be re-filed).

The Company is party to various legal proceedings generally incidental to its business. Although the disposition of any legal proceedings cannot be determined with certainty, it is the Company’s opinion that any pending or threatened litigation will not have a material adverse effect on the Company’s results of operations, cash flow or financial condition.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

Item 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is currently traded on the Nasdaq Global Market under the symbol “STKR”. As of March 24, 2008, there were approximately 226 holders of record of our common stock. The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported on the Nasdaq Global Market.

	High	Low
Year Ended December 31, 2007:
October 1, 2007 through December 31, 2007	$1.38	$0.75
July 1, 2007 through September 30, 2007	1.55	1.00
April 1, 2007 through June 30, 2007	1.83	1.22
January 1, 2007 through March 31, 2007	1.90	1.17
Year Ended December 31, 2006:
October 1, 2006 through December 31, 2006	$1.40	$0.94
July 1, 2006 through September 30, 2006	1.17	0.81
April 1, 2006 through June 30, 2006	1.44	0.91
January 1, 2006 through March 31, 2006	1.50	0.84

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

EXECUTIVE SUMMARY

Management intends to employ a series of actions to improve the financial condition of the Company. These initiatives include revenue growth, cost reductions, raising capital, and pursuing appropriate business initiatives which we expect to improve our profitability.

StockerYale continued to introduce new products in 2007 including a line of erbium-doped fibers in our specialty fiber segment, our Lasiris(TM) Hi-Pointing Stability Laser and our COBRA 2 LED linescan illuminator. In addition, our October 2007 acquisition of Spectrode LLC included fiber laser intellectual property that we expect to enhance strategic initiatives in both our specialty optical fiber and laser business units and allow us to pursue applications in the medical and defense industries. We also made key investments last year in medical product research and development to support our strategic move into medical & bio-medical markets. Sales to the medical vertical increased from less than 5% of StockerYale’s total revenues in 2006 to approximately 12% in 2007. We expect our medical strategy to be a catalyst for greater revenues across all three product lines in 2008. Medical sales are targeted to grow to approximately 20% of 2008 revenues given existing customer relationships and multiple sales initiatives under way.

We have taken certain actions in 2007 to reduce our overall cost structure and shall continue to implement such actions throughout 2008. In addition, we intend to focus on increasing the pace with which operational improvements are able to improve our financial performance and the consistency of our results. We intend to identify additional opportunities to lower our costs and manage our business more efficiently.

We are considering different ways to raise additional capital including through the sale of our equity securities, through offerings of debt securities, or through borrowings from financial institutions.

StockerYale intends to pursue additional strategic acquisitions consistent with our criteria for attractive and complementary product lines. We believe that the photonics industry contains many opportunities for consolidation, and we will continue to identify and evaluate synergistic businesses that would improve shareholder value. We intend to pursue various options to finance any acquisitions and also to fund operations, as necessary, through the end of 2008. The pursuit of these financings will be opportunistic and we cannot be sure of the timing or terms of any borrowing arrangements or equity offerings, or that we will be able to consummate one or more of these options. If we do not achieve these goals in 2008, we would implement contingency plans for additional cost reductions; however, there is a possibility that we would not have adequate capital to sustain our current operations.

RESULTS OF CONTINUING OPERATIONS FOR 2007 AND 2006

NET REVENUE

Net revenues in 2007 increased $10.5 million or 54.5% compared to 2006 led by our Photonic Products segment increase over a partial acquisition year of $8.1 million. We also saw an increase in the demand for our optical components of $0.8 million and the remainder came from our illumination segment’s LED systems and laser product lines. The optical components segment increased 37.0% in 2007, while the illumination segment saw an increase of 8.9%.

Revenues from our specialty optical fiber and LED systems product lines were lower than, but continued to grow faster than, our laser product line. Specialty optical fiber grew 48% and LED systems grew 34%. Our specialty fiber optic products are being positioned towards medical, industrial and military applications. We recently supplied fiber to gyroscopes used in missile, naval and satellite navigation systems and to Northrop Grumman for use on attack submarine hydrophones.

GROSS PROFIT

Gross profit was $9.0 million in 2007, an increase of $2.3 million or 35% compared to $6.7 million in 2006. However, gross profit margin declined to 30% from 35% in 2006 due to foreign exchange, one-time charges, increased operating expenses and the mix of products due to the lower margin distributed and manufactured products of Photonic Products. Product mix accounted for approximately 2.3% of the decrease in gross margin, while foreign currency and one time charges accounted for another 2%.

OPERATING LOSS

Operating loss was $6.3 million in 2007 compared to $3.7 million in fiscal year 2006 excluding the impact of amortization expenses. The increased loss results from the decline in gross margin percentage and an increase in operating expenses of 42% to $14.1 million from $9.9 million in 2006, net of non-cash asset amortization expenses. The increase was driven by sales and administrative expenses resulting from the acquisition of Photonic Products, Sarbanes-Oxley compliance costs and other IT expenditures. Operating expenses included approximately $0.4 million non-recurring expenses associated with a reduction in headcount in December 2007 and audit and professional fees relating to the acquisition of Photonic Products earlier in the year.

OTHER INCOME/(EXPENSE)

Other expense in 2007 increased $1.22 million or 82.0% compared to 2006. The increase results from additional interest expense and non-cash amortization of deferred financing cost and discount expenses associated with the financing of our Photonics Products acquisition and other new debt. Interest expense increased $531,000 directly attributable to increased borrowings in 2007 and late 2006.

PROVISION (BENEFIT) FOR INCOME TAXES

We have recorded a valuation allowance against our net deferred tax assets after concluding that it is more likely than not that we will not be able to use those deferred tax assets. In 2007, the Company recorded an income tax benefit related to losses of one of its non-U.S. based subsidiaries.

ASSETS DISPOSALS AND IMPAIRMENTS

We tested our assets for impairment during the fourth quarter as part of our budget process. We did not record any asset impairment charges in 2006 or 2007. We test for impairments using the methodology prescribed by SFAS 144 and SFAS 142 and described under “Critical Accounting Policies.” There were no significant asset disposals in 2006 or 2007.

LIQUIDITY AND CAPITAL RESOURCES

The current ratio (the ratio of current assets to short term liabilities) as of December 31, 2007 was 1.3, a slight increase from the December 31, 2006 current ratio of 1.15. Our December 31, 2007 cash balance of $1.6 million was $0.2 million higher than our cash balance on December 31, 2006.

We used $4.0 million of cash for operating activities during 2007 compared to $1.4 million in 2006 primarily from an operating loss of $8.9 million offset partially by $5.4 million of non-cash charges for depreciation, amortization, and stock-based compensation. Total financing activities conducted during 2007 contributed $4.5 million in cash from net proceeds from the sale of common stock ($3.5 million) and from net proceeds from the issuance of a note ($2.3 million). We made principal payments of debt of $2.7 million. Investing activities for 2007 were $0.7 million mainly for the acquisition of equipment.

Significant items contributing to the increase in working capital included an increase in receivables balances consistent with the increase in revenues.

On January 26, 2007, we entered into a Securities Purchase Agreement with Smithfield Fiduciary LLC, under which we sold and issued for an aggregate purchase price of $2.3 million to Smithfield Fiduciary LLC 2,000,000 shares of our common stock at a per share purchase price of $1.15 (a discount to the 30 day trading average) and a 10-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.72 per share.

On September 25, 2007, a private investor exercised warrants for the purchase of 1,140,741 shares of the Company’s common stock at an average per share exercise price of $1.08 per share, or approximately $1,227,000.

On December 28, 2007, the Company issued amended and restated secured term notes to Laurus Master Fund, Ltd. and its assignees, PSource Structured Debt Limited and Valens U.S. SPV I. Under the note issued to Valens, the Company borrowed an additional $1.0 million from Valens at an annual interest rate of 10.5%. The notes amended and restated secured term notes dated December 30, 2005 and June 19, 2007 and reduced the monthly principal payments of the Company by $50,000.

We are using the proceeds from these transactions for general working capital, investments in our information technology infrastructure and accelerated operational improvements.

We are considering different ways to raise additional capital including through the sale of our equity securities, through offerings of debt securities or through borrowings from financial institutions. The pursuit of these financings will be opportunistic and we cannot be sure of the timing or terms of any borrowing arrangements or equity offerings, or that we will be able to consummate one or more of these options.

BORROWING AGREEMENTS

Debt Compliance

The Company had no debt covenants at December 31, 2007.

Photonic Products Ltd.

On October 31, 2006, as part of the consideration paid for the acquisition of Photonic Products Ltd., StockerYale (UK) Ltd., a wholly owned subsidiary of the Company, issued bonds to each of the stockholders of Photonic Products Ltd. with an aggregate initial principal amount equal to $2.4 million. The outstanding principal under the bonds issued to the stockholders of Photonic Products Ltd. accrues interest at an annual rate of 1% above the LIBOR rate as determined on the first business day of each month. StockerYale (UK) Ltd. may elect to prepay the bonds at any time, in whole or in part, without penalty or premium. If the stockholders of Photonic Products Ltd. breach any representation, warranty, covenant or agreement made in the acquisition agreement, StockerYale (UK) Ltd. or the Company may make a claim and the amounts outstanding under the bonds will be reduced by an amount equal to any damages, claims, demands, losses, expenses, costs, obligations and liabilities reasonably and foreseeably arising to the Company and/or StockerYale (UK) Ltd. If StockerYale

(UK) Ltd. fails to make any payments under the bonds, the stockholders of Photonic Products Ltd. will then have the right to require payment from the Company in the form of newly issued shares of the Company’s common stock. All unpaid principal plus accrued but unpaid interest under the bonds is due and payable on October 31, 2009.

As of December 31, 2007 and 2006, $2.4 million was outstanding under the bonds issued to the stockholders of Photonic Products Ltd.

Laurus Master Fund

Line of Credit Agreement:

On June 28, 2006, the Company entered into a Security and Purchase Agreement with Laurus Master Fund, Ltd (Laurus). Under the Security and Purchase Agreement, a three-year revolving line of credit was established. The proceeds from this line of credit were used to pay in full the outstanding amount under the credit facility between StockerYale Canada, Inc. and National Bank of Canada as described below. Additional amounts borrowed under the line of credit from time to time may be used for the Company’s and StockerYale Canada Inc.’s working capital needs. The Security and Purchase Agreement provides for a revolving line of credit not to exceed an aggregate principal amount of $4.0 million and grants a security interest in and lien upon all of the Company’s assets in favor of Laurus. The Company may borrow a total amount at any given time up to $4.0 million, limited to qualifying receivables and inventories as defined.

The Company began making monthly payments to Laurus of accrued interest only on August 1, 2006. The outstanding principal under the note accrues interest at an annual rate of 1% above the prime rate. The interest rate was 8.25% as of December 31, 2007. The Company may elect to prepay the note at any time, in whole or in part, without penalty or premium. All unpaid principal plus accrued but unpaid interest is due and payable on June 28, 2009.

Also under the terms of this Security and Purchase Agreement and in consideration of the line of credit, the Company issued and sold to Laurus 642,857 shares of its common stock at a per share purchase price of $.001, for an aggregate purchase price of $643. The Company recorded debt acquisition costs relating to the line of credit for cash fees paid of $209,487 and an additional amount as debt acquisition costs of $757,925 representing the fair market value of the stock issued. The debt acquisition charges are being amortized over the life of the line of credit using the effective interest method.

At December 31, 2007, $2,838,000 was outstanding under the line of credit, which has been classified as long-term debt. Credit line availability at December 31, 2007 was approximately $100,000.

In addition, the Company entered into a Registration Rights Agreement under which it agreed to register for resale within 60 days the shares of common stock issued and sold to Laurus. On July 21, 2006 the Company filed a registration statement on Form S-3 (declared effective on August 25, 2006) with the SEC for the resale of the shares.

Term Note:

On December 30, 2005, under the terms of a Securities Purchase Agreement, the Company issued a secured term note in the aggregate principal amount of $4.0 million to Laurus. The note was originally due on December 30, 2008 and is collateralized by U.S. accounts receivable, inventory and equipment, and a second security interest in accounts receivable, inventory and equipment in Montreal, Canada. The Company began making monthly payments of principal and interest on the note on April 1, 2006. The outstanding principal on the note accrues interest at an annual rate of 2% above the prime rate, subject to a minimum annual interest rate of 8% (subject to certain adjustments). The Company could elect to prepay the note provided that (i) if prepayment occurred during the first year of the date of issuance, the Company would pay a 15% prepayment penalty, (ii) if prepayment occurred during the second year of the date of issuance, the Company would pay a 10% prepayment penalty, and (iii) if prepayment occurred during the third year of the date of issuance, the Company would pay a 5% prepayment penalty.

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

The Company has registered for resale under the Securities Act of 1933, as required by the agreement, the shares of common stock sold and issued to Laurus by filing a registration statement on Form S-3 on January 27, 2006, which was declared effective on February 14, 2006. Because of certain provisions contained in the agreement, the Company initially classified the amounts allocated to the common stock as a liability. This amount was reclassified to equity on February 14, 2006 when the shares were registered. The Company reclassified the market value of the stock on this date of $660,000 as equity and recorded a $60,000 gain to other income (expense).

Amendments to the Term Note and Security Purchase Agreement:

On June 19, 2007, the Company and Laurus entered into a Note Amendment Agreement to the December 2005 secured term note. The amendment extended the maturity date of the December 30, 2005 note, as described above, from December 30, 2008 to June 30, 2010. In connection with the amendment, the Company entered into a Securities Purchase Agreement with Laurus under which the Company borrowed $2,318,180 and issued a Secured Term Note to Laurus. The note is due on June 30, 2010. The Company agreed to make monthly payments of principal and interest on the note beginning on July 1, 2007. The outstanding principal on the note accrues interest at an annual rate of 2% above the prime rate, subject to a minimum annual interest rate of 8% (subject to certain adjustments). The Company may elect to prepay the note provided that (i) if such prepayment occurs during the first year of the date of issuance, the Company shall pay a 15% prepayment penalty, (ii) if such prepayment occurs during the second year of the date of issuance, the Company shall pay a 10% prepayment penalty and (iii) if such prepayment occurs during the third year of the date of issuance, the Company shall pay a 5% prepayment penalty. Laurus holds a security interest in certain assets of the Company. The monthly principal payment on the revised combined note is $125,000. The interest rate is prime plus 2% and was 9.25% as of December 31, 2007.

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

The amended agreement resulted in an extinguishment of debt under EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instrument. As a result, the Company accelerated the existing debt discount and financing costs associated with the original note and certain other costs paid with the financing totaling approximately $290,000 in June 2007.

The Company and Laurus also entered into a Registration Rights Agreement on June 19, 2007, under which the Company agreed to file a registration statement with the SEC to register the shares of common stock for resale within 135 days under the Securities Act of 1933, as amended which has been since extended until May 9, 2008.

On December 28, 2007, the Company issued amended and restated secured term notes to Laurus and its assignees, PSource Structured Debt Limited and Valens U.S. SPV I, under which the Company borrowed an additional $1.0 million from Valens. The notes amended and restated the secured term notes dated December 30, 2005 and June 19, 2007. The terms of the note issued to Valens are the same as the note issued to Laurus on June 19, 2007. The $1.0 million portion of the Valens note will accrue interest at an annual rate of 10.5%. The notes reduced the monthly principal payments of the Company by $50,000. Laurus, PSource and Valens rights under the notes are secured by a security interest in certain assets of the Company.

In connection with the notes, on December 28, 2007, the Company and Laurus and its assignees entered into amendments to the (i) Securities Purchase Agreement, dated as of December 30, 2005 and (ii) Securities Purchase Agreement, dated as of June 19, 2007 (together, the “Amendments”). Under the Amendments, the Company sold and issued (i) to PSource an aggregate of 75,000 shares of common stock of the Company at a per share purchase price of $.01, for an aggregate purchase price of $750 and (ii) to Valens an aggregate of 300,000 shares of common stock of the Company at a per share purchase price of $.01, for an aggregate purchase price of $3,000. The Company will use the net proceeds from the Amendments for general corporate purposes. The Company recorded debt acquisition costs of $99,569 and an additional debt discount of $515,740 representing the fair market value of the stock issued. The debt acquisition and debt discount charges are being amortized over the life of the note using the effective interest. In addition, as required under EITF 96-019, we expensed approximately $12,000 of the acquisition related costs to the income statement directly, rather than amortizing this amount over the life of the note.

The Company also entered into Registration Rights Agreements with each of PSource and Valens on December 28, 2007, under which the Company agreed to register the shares of common stock for resale under the Securities Act of 1933, as amended, by May 9, 2008.

At December 31, 2007, $4,750,000 was outstanding under the combined notes, which has been classified as $1,256,546 short-term debt and $3,492,087 long term debt and reported net of $509,875 of unamortized debt discount, which has been classified as $261,502 short term and $248,373 long term.

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

On May 12, 2005, the Company issued a note to Eureka Interactive Fund, Ltd. The $1.5 million note was initially due and payable in full on September 12, 2005. The note accrues interest on the outstanding principal balance at the rate of 10% per year, payable on the last day of each month. The Company also issued to Eureka five-year common stock warrants to purchase 250,000 shares at an exercise price per share of $0.90. The aggregate purchase price of the note and warrants ($1.5 million) was allocated between the note and warrants based upon their relative fair market value. The difference between the face amount of the note of $1,500,000 and the aggregate purchase price of the note of $1,341,362 was recorded as a debt discount of $158,638 and is being amortized over the life of the note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.87%, an expected life of five years and an expected volatility of 116% with no dividend yield. These warrants were exercised during the quarter ended September 30, 2007.

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

On December 27, 2006, the Company entered into Amendment No. 3 to the note. The amendment extended the maturity date of the note from January 15, 2007 to January 15, 2008. The aggregate outstanding principal amount of the note as of the date of the amendment along with accrued interest is payable in equal installments of $50,000 on the 15th day of each month beginning on January 15, 2007 and continuing until March 15, 2007, and in equal installments of $100,000 on the 15th day of each month beginning on April 15, 2007 and continuing until December 15, 2007. The entire balance of unpaid principal and interest thereafter was paid on January 15, 2008.

At December 31, 2007, $34,796 was outstanding under the note, which has been classified as short-term debt.

At December 31, 2006, $1,021,415 was outstanding under the note, which has been classified as $988,618 short-term debt and $34,796 long-term debt and reported net of $5,138 of unamortized debt discount.

On September 25, 2007, the same private investor exercised additional warrants for the purchase of 740,741 shares of the Company’s common stock at an average per share price of $1.17 per share, or approximately $867,000.

Photonic Products Ltd., Financing

On October 31, 2006, StockerYale (UK) Ltd. issued a 10% Senior Fixed Rate Secured Bond to Eureka in the original principal amount of $4,750,000. The bond is due on October 31, 2011. StockerYale (UK) Ltd. agreed to make payments of principal and interest over the term; however, during the first twelve months of the term of the bond, only accrued interest will be required to be paid (no payments of principal will be required) and an amount equal to 50% of the original principal sum of $4,750,000 will be paid on October 31, 2011. The outstanding principal on the bond accrues interest at an annual rate of 10%. StockerYale (UK) Ltd. may prepay the bond at any time, in whole or in part, without penalty or premium. The bond is secured by all of the equity interests of Photonic Products Ltd. owned by the Company and StockerYale (UK) Ltd. as stated in the Charge Over Shares by and among the Company, StockerYale (UK) Ltd. and Eureka, which was entered into in connection with the financing. The Company used the net proceeds to make the cash payment for the acquisition of Photonic Products Ltd. The remaining proceeds were used for transaction fees and working capital.

In connection with the issuance of the bond on October 31, 2006, the Company issued a Common Stock Purchase Warrant to Eureka to purchase 2,375,000 shares of its common stock for a purchase price of $1.15 per share. The warrant expires on the tenth anniversary of the date of issuance. If StockerYale (UK) Ltd. prepays all amounts outstanding under the bond prior to the third anniversary of the date of issuance, then the number of shares of the Company’s common stock purchasable upon exercise of the warrant shall be changed to the following numbers: (i) 1,900,000 if the bond is repaid in full prior to the first anniversary of the date of issuance; (ii) 2,018,750 if the bond is repaid in full prior to the second anniversary of the date of issuance; and (iii) 2,137,500 if the bond is repaid in full prior to the third anniversary of the date of issuance. The aggregate purchase price of the bond and warrants of $4,750,000 was allocated between the bond and the common stock warrants based upon their relative fair market value. The purchase price allocated to the bond was $3,255,349 and the purchase price allocated to the common stock warrants was $1,494,651. The difference between the aggregate face amount of the bond of $4,750,000 and the aggregate purchase price of the bond was recorded as a debt discount of $1,494,651 and will be amortized over the life of the bond. The Company used the Black- Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 4.61%, an expected life of ten years and an expected volatility of 102% with no dividend yield.

At December 31, 2007, $4,651,042 remained outstanding under the note which has been classified as $593,750 short-term debt and $4,057,292 long term and reported net of $1,051,725 of unamortized debt discount, which has been reported as $345,984 as short-term and $705,741 as long-term.

At December 31, 2006, $4,750,000 was outstanding under the note which has been classified as $540,271 short-term debt and $4,209,729 long term and reported net of $1,145,635 of unamortized debt discount, which has been reported as $389,476 as short-term and $756,156 as long-term.

CONTRACTUAL OBLIGATIONS

Lease obligation treated as financing

On December 30, 2005, the Company closed a sale-leaseback transaction on the Company’s Salem, New Hampshire headquarters with 55 Heritage LLC. The terms of the Real Estate Purchase Agreement dated November 29, 2005, as amended on December 22, 2005, between the Company and the buyer were that (i) the Company agreed to sell the property to the buyer for $4,700,000, and (ii) the Company agreed to lease from the buyer (a) approximately 32,000 square feet of the property for an initial term of five years with a rental rate during such period of $192,000 per year in base rent and (b) approximately 63,000 square feet of the property for an initial term of five years with rental rates ranging from approximately $220,500 to $315,000 per year in base rent, plus a pro rata share of all operating costs of the property. The Company plans to sublease all or part of the 63,000 square feet block of space. At the time an opportunity arises to enter into a sublease agreement with a third party, either (i) the Company will enter into a sublease with that party or (ii) the buyer will enter into a direct lease with them. The lease agreement grants the Company the option to extend the initial term for a period of five years. Because the transaction did not qualify as a sale for Generally Accepted Accounting Principles (GAAP) reporting purposes under SFAS 66, Accounting for Sales of Real Estate and SFAS 98, Accounting for Leases, the net proceeds were classified as a financing obligation. This was primarily due to the terms of the lease agreement. Accordingly, the Company continues to carry the value of the building on its balance sheet and record depreciation expense until the criteria to record a sale are met. The Company continues to account for the financing lease in accordance with the provisions of SFAS 98. During 2007, the Company recorded $300,000 as non-cash interest expense and $38,000 as an increase of the lease obligation due to a reduction in the deposit amount left with the landlord of $169,000 during 2007.

At December 31, 2007, $3,640,000 was recorded on the balance sheet as a financing lease obligation, which was classified as $444,000 short-term obligation and $3,196,000 long-term obligation.

At December 31, 2006, $3,678,000 was recorded on the balance sheet as a financing lease obligation, which has been classified as $507,000 short-term obligation and $3,171,000 long-term obligation.

On October 26, 2005, the Company signed a sublease agreement with Onvio Servo, LLC for approximately 17,000 square feet of its Salem facility at a rate of $10.00 per square foot, or for $14,166.67 per month. The commencement date of the sublease was November 15, 2005 for a term of twelve months. The agreement also allows either party to terminate it after six months with sixty days notice to the other party. The Company received $180,600 in 2006 for sublease income, with $24,033 as a result of renting additional space leased to Onvio Servo, LLC. This sublease expired on November 30, 2006.

Other obligations

The Company’s Canadian subsidiary, StockerYale Canada, Inc., conducts research and development, manufacturing, sales and administration from a property located at 275 Kesmark Street, Montreal, Quebec, Canada. On December 20, 2005, StockerYale Canada sold the Montreal property to a buyer for Cdn $4,150,000 in gross proceeds. StockerYale Canada leases back 59,433 square feet of the Montreal property from the new owner for an initial term of ten years. StockerYale Canada paid a security deposit in the amount of Cdn $502,915. The rent during the ten-year term ranges from approximately Cdn $416,031 to Cdn $469,521 per year plus all operating costs. StockerYale Canada has an option to extend the initial term of the lease for an additional term of five years.

Prior to the sale of the building, the Company had recorded an impairment charge of approximately $295,000. No additional gain or loss was recorded on this sale.

On May 1, 2006, the Company signed a sublease agreement with PyroPhotonics Lasers, Inc. for approximately 3,000 square feet of its Montreal facility at a rate of Cdn $12.58 per square foot, or for Cdn $3,146 per month. The commencement date of the sublease was May 1, 2006 and the term was twelve months. The agreement also provides the tenant with an option to renew for one additional year upon ninety days written notice to the Company. On January 23, 2007, the Company revised and signed a sublease agreement with PyroPhotonics Lasers, Inc. for approximately 9,000 square feet of its Montreal facility at a rate of Cdn $11.89 per square foot, or for Cdn $8,916.67 per month. The commencement date of the revised lease is February 1, 2007 and the term is eight years and nine months. The Company received Cdn $107,000 for sublease income for the year ended December 31, 2007 and Cdn $25,168 in 2006.

The Company utilizes, or has assumed, capital leases to finance purchases of equipment or vehicles. There was approximately $507,000 and $534,000 payable under these leases at December 31, 2007 and December 31, 2006, respectively. The terms of the leases are from two to five years and are set to expire between 2009 and 2010.

The net book value of assets under capital lease at December 31, 2007 and December 31, 2006 is as follows:

	2007	2006
Assets under capital lease	$715,000	$557,000
Less—accumulated depreciation	(292,000)	(180,000)

Assets under capital lease, net	$423,000	$377,000

Monthly payments on these leases range from $315 per month to approximately $5,000 per month and include interest rates that range from 0% to 10.6%.

The following table summarizes our contractual obligations at December 31, 2007 and the effect that these obligations are expected to have on our liquidity and cash flow in future periods:

Due by period	2008	2009	2010	2011	2012	2013+	Total
	($000’s)
Debt obligations	1,926	$7,161	$2,777	2,870	$—	—	14,734
Salem lease obligations	444	444	413	—	—	—	1,301
Operating lease obligations	853	704	657	632	636	1,461	4,943

	$3,223	$8,309	$3,847	$3,502	$636	$1,461	$20,978

Due by period	2008	2009	2010	2011	2012	2013+	Less interest	Total
	($000’s)
Capital lease obligations	$189	$173	$113	$32	$—	$—	$(64)	$443

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB 51

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, Consolidated Financial Statements. SFAS 160 provides guidance for the accounting, reporting and disclosure of noncontrolling interests, also called minority interest. A minority interest represents the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The provisions of SFAS 160 will be adopted in 2009. The Company adopted SFAS 160 on January 1, 2008 but we do not expect SFAS 160 to have a material impact on our consolidated financial statements.

SFAS No. 141(R) “Business Combinations”

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS 141(R) (i) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their acquisition-date fair values, (ii) changes the recognition of assets acquired and liabilities assumed arising from contingencies, (iii) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, requires changes in fair value to be recognized in earnings until settled, (iv) requires companies to revise any previously issued post-acquisition financial information to reflect any adjustments as if they had been recorded on the acquisition date, (v) requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings, and (vi) requires the expensing of acquisition-related costs as incurred. SFAS 141(R) also requires additional disclosure of information surrounding a business combination to enhance financial statement users’ understanding of the nature and financial impact of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of accounting for changes in a valuation allowance for acquired deferred tax assets and the resolution of uncertain tax positions accounted for under FIN 48, which is effective on January 1, 2009 for all acquisitions. The Company expects SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the impact is dependent upon acquisitions at that time.

FAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

SFAS 157 “Defining Fair Value Measurement” and FASB Staff Position 157-2

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. However, FSP FAS No. 157-2 delayed the adoption date until January 1, 2009 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

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

We face risks related to securities and other litigation that could have a material adverse effect on our business, financial condition and results of operations.

From time to time, we have been and may continue to be in the subject of class action litigation or other litigation or investigations. Litigation often results in substantial costs and a diversion of management’s attention and resources and could harm our business, prospects, results of operations or financial condition.

We may need to obtain additional financing to fund the initiatives required to achieve our business strategy, which may not be available on favorable terms or at all.

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

Our executive officers and directors as a group own or control approximately ten percent (10%) of our common stock and four investors collectively own approximately thirty-four percent (34%) of our common stock. Accordingly, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may have the effect of delaying or preventing a change in control of our company and might adversely affect the market price of our common stock.

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

Other factors can cause our stock price to be volatile and it may continue to fluctuate in the future.

Our common stock has experienced significant price and volume fluctuations in recent years. Since January 2006, our common stock has closed as low as $0.35 per share and as high as $1.80 per share. These fluctuations often have no direct relationship to our operating performance. The market price for our common stock may continue to be subject to wide fluctuations in response to a variety of factors, some of which are beyond our control. Some of these factors include:

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

On December 28, 2007, we received a notice from the Nasdaq Stock Market indicating that we were not in compliance with Nasdaq Marketplace Rule 4450(a)(5) (the “Minimum Bid Price Rule”) because, for 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share. In order to regain compliance with the Minimum Bid Price Rule, the bid price for our common stock had to close at or above $1.00 for 10 consecutive business days. In accordance with Nasdaq Marketplace Rule 4450(e) (2), we were provided 180 calendar days, or until June 25, 2008, to regain compliance with the Minimum Bid Price Rule. This notification has no effect on the listing of our common stock at this time.

As of December 31, 2007, we were not in compliance with Nasdaq Marketplace Rule 4450(a)(3) regarding the minimum $10 million stockholders’ equity requirement, but we have not yet received a notice from the Nasdaq Stock Market regarding the deficiency. There is no assurance that we will regain compliance with the Minimum Bid Price Rule or with the minimum stockholders’ equity requirement and our common stock may ultimately be delisted from the Nasdaq Global Market.

In the event that the Company receives notice that its common stock is being delisted from the Nasdaq Stock Market, Nasdaq rules permit the Company to appeal any delisting determination by the Nasdaq staff to a Nasdaq Listings Qualifications Panel. In addition, in the event that such a delisting determination was based solely on non-compliance with the Minimum Bid Price Rule, Nasdaq may permit the Company to transfer its common stock to the Nasdaq Capital Market if the Company satisfies all criteria for initial inclusion on such market other than compliance with the Minimum Bid Price Rule. In the event of such a transfer, the Company would have an additional 180 calendar days to comply with the Minimum Bid Price Rule in order to remain on the Nasdaq Global Market.

An impairment of goodwill and/or long-lived assets could affect net income.

We record goodwill on our balance sheet as a result of business combinations consummated in prior years. We have also made a significant investment in long-lived assets. In accordance with applicable accounting standards, we periodically assess the value of both goodwill and long-lived assets in light of current circumstances to determine whether impairment has occurred. If an impairment should occur, we would reduce the carrying amount to our fair market value and record an amount of that reduction as a non-cash charge to income, which could adversely affect our net income reported in that quarter in accordance with generally accepted accounting principles. In 2007, we recorded $0.3 million in intangible assets and approximately $8,000 as a result of our Spectrode LLC acquisition. In 2006, we recorded $5.2 million in goodwill and $3.2 million in intangible assets as a result of our acquisition of Photonic Products Ltd. We cannot definitively determine whether impairments will occur in the future, and if impairments do occur, what the timing or the extent would be.

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

Our success depends upon our ability to develop and maintain a competitive position in the product categories and technologies on which we focus. To be successful in the illumination and optical components industries, we will need to keep pace with rapid changes in technology, customer expectations, and new product introductions by competitors and evolving industry standards, any of which could render our existing products obsolete if we fail to respond in a timely manner. We could experience delays in introduction of new products. If others develop innovative proprietary illumination products or optical components that are superior to ours, or if we fail to accurately anticipate technology and market trends and respond on a timely basis with our own innovations, our competitive position may be harmed and we may not achieve sufficient growth in our revenues to attain or sustain profitability.

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

We distribute and sell some of our products internationally, and our success depends in part on our ability to manage our international operations. Sales outside the United States accounted for 54% of our total revenue for the year ended December 31, 2007. We are subject to risks associated with operating in foreign countries, including:

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

We have entered into forward foreign currency exchange rate contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations between the US dollar and the Canadian dollar. This program is not designed for trading or speculative purposes. We do not believe that our Cork, Ireland and Photonic Products subsidiaries have material foreign currency exchange rate exposure. In accordance with SFAS No. 133, we recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. These forward contracts are not accounted for as hedges and, therefore, changes in the fair value of these instruments are recorded as interest income and other income or expense, net. There were no open forward contracts as of December 31, 2007. Neither the cost nor the fair value of the contracts was material at December 31, 2006.

On December 6, 2006, the Company entered into a forward foreign currency exchange rate contract with Anglo-Irish bank to convert $500,000 U.S. dollars per month into Canadian dollars at a strike rate with a bottom end range of $1.09 Canadian dollar to the U.S. dollar, and 100% upside flexibility to market rates in excess of the $1.09 strike rate. This arrangement began on March 1, 2007 and continued until December 31, 2007. The Company paid a premium of $61,500 U.S. to the bank on this date.

The notional principal of the Company’s forward contracts to purchase Canadian dollars with foreign currencies was $0 at December 31, 2007 and was $1,250,000 at December 31, 2006. The fair value of the Company’s open forward contracts was $0 at December 31, 2007 and $31,900 at December 31, 2006 and is recorded in the accompanying condensed consolidated balance sheets.

The net gain recorded on forward contracts in the accompanying condensed consolidated statement of operations during the year ended December 31, 2007 was $24,768. The net loss recorded on these forward contracts during 2006 was $5,000.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under the Laurus Master Fund, Ltd. line of credit of $2.838 million with an interest rate of prime plus 1%, the Laurus Master Fund, Ltd. term note of $3.379 million with an interest rate prime plus 2%, the Laurus Master Fund, Ltd. term note of $0.861 million with an interest rate of 10.5% and our private investor term note of $5.999 million at an interest rate of 10% all net of debt discount costs. As of December 31, 2007, the fair market value of our outstanding debt approximates our carrying value due to the short-term maturities and variable interest rates.

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

ACCOUNTS RECEIVABLE

We are subject to concentrations of credit risk principally from our trade receivables. We manage this risk through out credit policies. We review the financial condition of new customers prior to granting credit. After completing the credit review, we establish a credit line for each customer. Periodically, we review credit lines for major customers and adjust the limits based upon updated financial information about the customers, historical sales and payment information and expected future sales. The risk is limited due to the relatively large number of customers composing the our customer base and their dispersion across many industries and geographic areas within the United States, Canada, Europe and Asia. We also insure approximately 90% of export receivables from our Canadian subsidiary and performs ongoing credit evaluations of existing customers’ financial condition. We have a large number of customers; therefore, concentrated credit risk is limited to only a small number of customers. We had two customers (Perceptron and Laser 2000 GmBH) accounting for approximately 6.2% and 5.9% of 2007 consolidated revenue. In 2006, these two customers accounted for 6.7% and 10% of consolidated revenue. No customer accounted for more than 10% of the outstanding receivables balance at December 31, 2007. The Company had one customer that accounted for 10% of our outstanding receivables balance at December 31, 2006.

Determining adequate reserves for accounts receivable requires management’s judgment. Management does not expect any substantial change in conditions that could materially impact the collectibility of our receivables and cause actual write-offs to be materially different than the reserved balances as of December 31, 2007.

REVENUE RECOGNITION

We recognize revenue from sales of standard and and non-standard products and funded research and development and product development for commercial companies and government agencies. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) as updated by Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition and Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables.

We recognize revenue from product sales at the time of shipment and when persuasive evidence of an arrangement exists, performance of our obligation is complete, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Our non-standard products are limited to components supplied to original equipment manufacturers and produced in accordance with a customer-approved design. Non-standard product revenue is recognized when the criteria for acceptance has been met. Title to the product generally passes upon shipment, as products are generally shipped FOB shipping point. In certain limited situations, distributors have the right to return products. Such rights of return have not precluded revenue recognition because we have a long history with such returns and accordingly are able to estimate a reserve for their cost.

Revenues from funded research and development and product development are recognized based on contractual arrangements, which may be based on cost reimbursement or fixed fee-for-service models. Revenue from reimbursement contracts is recognized as services are performed. On fixed-price contracts, revenue is generally recognized on a percentage of completion basis based on proportion of costs incurred to the total estimated costs of the contract. When the current estimates of total contract revenue and contract costs indicate a loss, a provision for the entire loss on the contract is recorded. In the years ended December 31, 2007 and December 31, 2006, we recognized approximately $0.9 million and $0.2 million, respectively, as revenue related to non-recurring engineering services.

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

WARRANTY

We provide warranties of most products for periods of between one to two years. The warranty is limited to the cost of the product and we will repair or replace the product as required. We monitor the actual warranty repair costs and trends versus the reserve as a percent of sales. We adjust annually the warranty provision based on actual experience and for any particular known instances.

Warranty Reserves:

	Years Ended December 31,
	2007	2006
	In thousands
Balance at beginning of period	$259	$208
Acquisitions related	—	44
Charges to costs and expenses	127	142
Account write-offs and other deductions	(116)	(135)

Balance at end of period	$270	$259

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

INTANGIBLE ASSETS

StockerYale’s intangible assets consist of goodwill, which ceased being amortized in 2002 and other intangibles assets, which are comprised of trademarks, acquired patents and patented technologies, distributor and customer relationships and related contracts, trade and brand names and associated logos, technology design and programs, non-compete agreements and other intangible assets, which are being amortized over their useful lives.

Note 7 of the Notes to Financial Statements describes the impact of accounting for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, and

the annual impairment methodology that the Company employs annually in assessing the recoverability of goodwill. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be assessed. Amortizing intangibles are evaluated for impairment using the methodology set forth in SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of.”

Recoverability of these assets is assessed only when events have occurred that may give rise to impairment. All intangible assets are subject to impairment tests on a periodic basis. We use a two-part test in which we first estimate the fair value of our reporting units by using forecasts of discounted cash flows and then we compare that value to the carrying value. If the estimated value is less than the carrying value, we recognize the impairment loss. When a potential impairment has been identified, forecasted undiscounted cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If those cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values.

LONG-LIVED ASSETS

We review the recoverability of our long-lived assets; primarily property, plant and equipment, when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. This review is based on our ability to recover the carrying value of the assets from expected undiscounted future cash flows. If impairment is indicated, we measure the loss based on the fair value of the asset using various valuation techniques. If an impairment loss exists, the amount of the loss will be recorded in the consolidated statements of operations. It is possible that future events or circumstances could cause these estimates to change.

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

On January 1, 2007 we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. There was no impact on our consolidated financial statements.

We had net deferred tax assets totaling $23.1 million as of December 31, 2007. Realization of the deferred tax assets is dependent upon our ability to generate sufficient future taxable income and, if necessary, execution of tax planning strategies.

The Company’s historical operating losses raise considerable doubt as to when, if ever, any of the deferred tax assets will be realized. As a result, management has provided a valuation allowance for the net deferred tax assets. In the event management determines that sufficient future taxable income may be generated in subsequent periods and the previously recorded valuation allowance is no longer needed, the Company will decrease the valuation allowance by providing an income tax benefit in the period that such a determination is made. Because of our historical significant new operating losses, we have not been subject to income taxes since 1996. The Company has recorded a deferred tax asset for one of its non-U.S. subsidiaries related to net operating losses.

With respect to any future uncertain tax positions, the Company intends to record interest and penalties, if any, as a component of income tax expense. We did not have any accrued interest and penalties related to uncertain tax positions as of December 31, 2007.

The Company is subject to taxation in the U.S., Canada, the United Kingdom and Ireland as well as various states and local jurisdictions. As a result of the Company’s tax loss position, the tax years 1999 through 2006 remain open to examination by the federal and most state tax authorities. In addition, the tax years 2002 through 2006 are open to examination in foreign jurisdictions. As of December 31, 2007 we did not have any tax examinations in process.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements, including derivative instruments that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7.	FINANCIAL STATEMENTS

The information required by Item 7 is presented on pages 31 through pages 67 of this Annual Report on Form 10-KSB.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of StockerYale, Inc.:

Salem, New Hampshire

We have audited the accompanying consolidated balance sheets of StockerYale, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of StockerYale, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company adopted SFAS No. 123(R), Share-Based Payment, effective January 1, 2006.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and significant financial obligations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ VITALE, CATURANO & COMPANY, LTD.
Vitale, Caturano & Company, Ltd. Boston, Massachusetts March 20, 2008

FINANCIAL STATEMENTS

STOCKERYALE, INC.

CONSOLIDATED BALANCE SHEETS

Years Ended December 31	2007	2006
	In thousands
	(except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$1,577	$1,366
Restricted cash	18	11
Accounts receivable, less allowances of $62 in 2007 and $76 in 2006	4,535	3,868
Inventories	4,180	4,015
Prepaid expenses and other current assets	465	536
Current assets—discontinued operations	—	36

Total current assets	10,775	9,832
Net property, plant and equipment	10,464	11,255
Goodwill	8,069	7,957
Acquired intangible assets, net	3,777	4,691
Other long-term assets	953	1,244

Total assets	$34,038	$34,979

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt, net of unamortized discount of $607 in 2007 and $246 in 2006	$1,308	$2,322
Capital lease obligations	158	124
Current portion of financing lease obligations	447	507
Accounts payable	3,590	3,136
Accrued expenses	2,766	2,411
Current liabilities—discontinued operations	—	41

Total current liabilities	8,269	8,541
Long-term debt, net of unamortized discount of $954 in 2007 and $1,505 in 2006	11,864	9,512
Capital lease obligations, net of current portion	275	313
Financing lease obligations, net of current portion	3,200	3,171
Deferred income taxes	931	1,252
Commitments and contingencies (Notes 16)
Stockholders’ equity:
Common stock, par value $0.001 shares authorized 100,000,000; 38,555,618 shares issued and outstanding at December 31, 2007 and 33,232,550 at December 31, 2006	39	33
Paid-in capital	99,698	94,699
Accumulated deficit	(93,267)	(84,811)
Accumulated other comprehensive income	3,029	2,269

Total stockholders’ equity	9,499	12,190

Total liabilities and stockholders’ equity	$34,038	$34,979

See the notes to consolidated financial statements.

STOCKERYALE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31	2007	2006
	In thousands (except per share amounts)
Revenue	$29,887	$19,350
Cost of sales	20,852	12,659

Gross profit	9,035	6,691

Operating expenses:
Selling	4,628	2,478
General and administrative	6,237	4,652
Amortization of intangibles	1,265	471
Research and development	3,206	2,772

Total operating expenses	15,336	10,373

Loss from operations	(6,301)	(3,682)
Other income (expense)	(108)	56
Interest expense	(1,300)	(774)
Amortization of debt discount and financing costs	(1,302)	(771)

Loss from continuing operations before income tax provision	(9,011)	(5,171)
Income tax provision (benefit)	(445)	51

Loss from continuing operations	$(8,566)	$(5,222)

Income from discontinued operations, net of tax	110	60

Net loss	$(8,456)	$(5,162)

Basic and diluted net loss per share from continuing operations	(0.25)	(0.18)
Basic and diluted net loss per share from discontinued operations	0.00	0.00

Basic and diluted net loss per share	(0.24)	(0.17)

Basic and diluted weighted average shares outstanding	34,920	29,600

See the notes to consolidated financial statements.

STOCKERYALE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Common Stock		Paid in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Par $0.001
	(in thousands)
Balance December 31, 2005	28,984	$28	$88,951	$(355)	(79,649)	2,177	$11,152
Reclassification of deferred compensation upon adoption of SFAS 123(R)			(355)	355
Issuance of common stock to acquire Photonic Products Ltd.	2,680	3	2,777				2,780
Issuance of common stock for financings	643	1	1,418				1,419
Issuance of restricted stock and share-based compensation	884	1	386				387
Exercise of options to purchase common stock	42		28				28
Warrants issued in conjunction with financing			1,494				1,494
Cumulative translation adjustment						92	92	92
Net loss					(5,162)		(5,162)	(5,162)

Comprehensive net loss for the year ended December 31, 2006								$(5,070)

Balance December 31, 2006	33,233	$33	$94,699	$—	(84,811)	2,269	$12,190
Sale of common stock and warrants, net of issuance costs of $42	2,000	2	2,230				2,232
Issuance of common stock to acquire Spectrode LLC	215		264				264
Issuance of common stock for Laurus financings	675	1	639				640
Issuance of restricted stock and share-based compensation	1,111	2	532				534
Exercise of options to purchase common stock	140		109				109
Exercise of warrants for common stock	1,182	1	1,225				1,226
Cumulative translation adjustment						760	760	760
Net loss					(8,456)		(8,456)	(8,456)

Comprehensive net loss for the year ended December 31, 2007								(7,696)

Balance December 31, 2007	38,556	$39	$99,698	$—	(93,267)	3,029	$9,499

See the notes to consolidated financial statements.

STOCKERYALE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31	2007	2006
	In thousands	In thousands
Operations
Net loss	$(8,456)	$(5,162)
(Income) loss from discontinued operations, net of tax	(110)	(60)
Loss from continuing operations	$(8,566)	$(5,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	534	388
Depreciation and amortization	3,245	2,336
Amortization of debt discount and financing costs	1,302	771
Non cash interest expense	300	318
Provision for inventories	347	114
Provision for bad debts	31	38
Deferred Taxes	(319)	—
Other change in assets and liabilities:
Accounts receivable	(286)	(278)
Inventories	(67)	71
Prepaid expenses and other current assets	129	(31)
Accounts payable	176	1,010
Accrued expenses	126	(702)
Other assets and liabilities	39	(30)

Net cash used in continuing operations	(3,012)	(1,378)
Net cash provided by (used in) discontinued operations	105	303

Net cash used in operating activities	(2,907)	(1,075)

Investing
Acquisition, net of cash acquired	(112)	(4,380)
Proceeds from asset sales	—	68
Financing obligation payments	(338)	(254)
Purchase of property, plant and equipment	(648)	(433)

Net cash used in continuing operations	(1,098)	(4,999)
Net cash provided by discontinued operations	83	351

Net cash used in investing activities	(1,015)	(4,684)

Financing
Net proceeds from sale of common stock	2,232	—
Borrowings (repayments) of revolving credit facilities, net	420	549
Proceeds from long-term debt issuance	3,320	4,750
Principal repayment of long-term debt	(2,672)	(1,584)
Proceeds from exercise of options to purchase common stock	109	27
Exercise of warrants to purchase common stock	1,226	—
Increase in restricted cash	(7)	(11)
Debt acquisition costs	(216)	(210)

Net cash provided by continuing activities	4,412	3,521
Net cash provided by discontinued operations	—	—

Net cash provided by financing activities	4,412	3,521
Effect of exchange rate on cash	(279)	(20)

Net change in cash and equivalents	211	(2,061)
Cash and equivalents at beginning of year	1,366	3,427

Cash and equivalents at end of year	$1,577	$1,366

Supplemental of cash flow information:
Cash paid for interest	$1,263	$738
Cash paid for income tax	125	42
Issuance of restricted stock	1,650	1,050
Cashless exercise of warrants	45	—
Acquisitions, net of cash acquired:
Fair value of assets acquired	376	12,878
Fair value of liabilities assumed	—	(3,319)
Notes payable issued	—	(2,400)
Fair value of common stock issued	(264)	(2,779)

Cash paid, net of cash acquired	$112	$4,380

Common stock issued in connections with financings	640	1,418

Warrants issued in connection with financings	1,292	1,494

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the years ended December 31, 2007 and 2006, the Company incurred net losses of $8,456,000 and $5,162,000, respectively. These losses and other factors indicate that the Company may need additional financing to meet cash requirements. As a result, the Company’s independent registered accountants in their audit report have expressed substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is considering different ways to raise additional capital including through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. The pursuit of these financings will be opportunistic and the Company cannot be sure of the timing or terms of any borrowing arrangements or equity offerings, or that the Company will be able to consummate one or more of these options.

(2) MANAGEMENT PLAN

Management intends to employ a series of actions to improve the financial condition of the Company. These initiatives include revenue growth, cost reductions, raising capital, and pursuing appropriate business initiatives which we expect to improve our profitability.

StockerYale continued to introduce new products in 2007 including a line of erbium-doped fibers in its specialty fiber segment, its Lasiris(TM) Hi-Pointing Stability Laser and its COBRA 2 LED linescan illuminator. In addition, the Company’s October 2007 acquisition of Spectrode LLC included fiber laser intellectual property that it expects to enhance strategic initiatives in both the specialty optical fiber and the laser business units and to allow us to pursue applications in the medical and defense industries. The Company also made key investments last year in medical product research and development to support its strategic move into medical and bio-medical markets. Sales to the medical vertical increased from less than 5% of StockerYale’s total revenues in 2006 to approximately 12% in 2007. The Company expects its medical strategy to be a catalyst for greater revenues across all three product lines in 2008. Medical sales are targeted to grow to approximately 20% of 2008 revenues given existing customer relationships and multiple sales initiatives under way.

The Company has taken certain actions in 2007 to reduce the overall cost structure of the Company and shall continue to implement such actions throughout 2008. In addition, the Company intends to focus on increasing the pace with which operational improvements are able to improve its financial performance and the consistency of its results. The Company intends to identify additional opportunities to lower our costs and manage the business more efficiently.

The Company is considering different ways to raise additional capital including through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions.

StockerYale intends to pursue additional strategic acquisitions consistent with its criteria for attractive and complementary product lines. The Company believes that the photonics industry contains many opportunities for consolidation, and it will continue to identify and evaluate synergistic businesses that would improve shareholder value. The Company intends to pursue various options to finance any acquisitions and also to fund operations, as necessary, through the end of 2008. The pursuit of these financings will be opportunistic and the Company cannot be sure of the timing or terms of any borrowing arrangements or equity offerings, or that it will be able to consummate one or more of these options. If the Company is not able to achieve the plans outlined herein to include securing additional capital, there is a possibility that it would not have adequate capital to sustain current operations.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of the Company’s most significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, StockerYale (IRL) Ltd., StockerYale (UK) Ltd., which owns 100% of Photonics Products Ltd., and Lasiris Holdings, Inc., which holds all of the outstanding shares of StockerYale Canada. See Note 15 for information about the Company’s sale of StockerYale Asia PTE Ltd. All intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

The Company considers cash equivalents to consist of highly liquid investments with original maturities of three months or less when purchased.

RESTRICTED CASH

Restricted cash includes a sublease payment that was made in advance for one month rent for each of the upcoming years ending December 31, 2008 and 2009.

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

Changes in the allowance for doubtful accounts were as follows:

Years Ended December 31	2007	2006
	In thousands
Balance at beginning of period	$76	$125
Charges to costs and expenses	31	38
Account write-offs and other deductions	(45)	(87)

Balance at end of period	$62	$76

INVENTORY

The Company values inventories at the lower of cost or market using the first in, first-out (“FIFO”) method. The Company periodically reviews the quantities of inventory on hand and compares these amounts to the expected usage for each particular product or product line. The Company records as a charge to cost of sales any amounts required to reduce the carrying value amount of the inventory to net realizable value. Actual results could be different from management’s estimates and assumptions.

INTANGIBLE ASSETS

The Company’s intangible assets consist of goodwill, which ceased being amortized in 2002 and other intangibles assets, which are comprised of trademarks, acquired patents and patented technologies, distributor and customer relationships and related contracts, trade and brand names and associated logos, technology design and programs, non-compete agreements and other intangible assets, which are being amortized over their useful lives.

Note 7 describes the impact of accounting for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, and the impairment methodology that the Company employs annually in assessing the recoverability of goodwill. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be assessed. Amortizing intangibles are evaluated for impairment using the methodology set forth in SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of” and described below.

LONG-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets including property, plant and equipment and amortizing intangible assets when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. This review is based on the Company’s ability to recover the carrying value of the assets from expected undiscounted future cash flows. If impairment is indicated, the Company measures the loss based on the difference between the carrying value and fair value of the asset using various valuation techniques including discounted cash flows. If an impairment loss exists, the amount of the loss will be recorded in the consolidated statements of operations. It is possible that future events or circumstances could cause these estimates to change.

LOSS PER SHARE

The Company calculates basic and diluted net loss per common share by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. As of December 31, 2007, 2,422,617 shares underlying options and 6,443,316 shares underlying warrants were excluded from the calculation of diluted shares, as their effects were anti-dilutive. As of December 31, 2007, the Company had granted 2,515,413 shares of restricted stock that remained outstanding. A total of 324,870 shares of restricted stock vested in 2007 while a total of 2,057,998 shares of restricted stock remained unvested. These unvested shares of restricted stock were also not included in the calculation as their effect would be anti-dilutive.

As of December 31, 2006, 2,859,083 shares underlying options and 6,964,057 shares underlying warrants were excluded from the calculation of diluted shares, as their effects were anti-dilutive. As of December 31, 2006 the Company had granted 1,404,633 shares of restricted stock that remained outstanding. A total of 132,545 shares of restricted stock vested in 2006. A total of 1,272,088 shares of restricted stock remained unvested at the end of 2006. These unvested shares of restricted stock were also not included in the calculation as their effect would be anti-dilutive.

REVENUE RECOGNITION

The Company recognizes revenue from sales of standard and non-standard products and funded research and development and product development for commercial companies and government agencies. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) as updated by Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition and Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables.

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

Revenues from funded research and development and product development is recognized based on contractual arrangements, which may be based on cost reimbursement or fixed fee-for-service models. Revenue from reimbursement contracts is recognized as services are performed and collectibility is reasonably assured. On fixed-price contracts, revenue is generally recognized on a percentage of completion basis based on proportion of costs incurred to the total estimated costs of the contract. When the current estimates of total contract revenue and contract costs indicate a loss, a provision for the entire loss on the contract is recorded. In the years ended December 31, 2007 and December 31, 2006, the Company recognized approximately $0.9 million and $0.2 million, respectively, as revenue related to non-recurring engineering services.

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

WARRANTY

The Company provides warranties for most of its products for periods of up to two years. The warranty is limited to the cost of the product and the Company will repair or replace the product as required. The Company monitors the actual warranty repair costs and trends versus the reserve as a percent of sales. The Company annually adjusts the warranty provision based on the actual experience and for any particular known instances.

Warranty Reserves:

	Years Ended December 31,
	2007	2006
	In thousands
Balance at beginning of period	$259	$208
Acquisitions related	—	44
Charges to costs and expenses	127	142
Account write-offs and other deductions	(116)	(135)

Balance at end of period	$270	$259

LEASES

Leases are accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” and subsequent amendments which require that leases be evaluated and classified as operating or capital leases for financial reporting purposes. Sale-leaseback transactions are accounted for in accordance with SFAS No. 98 “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases—an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11” and Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate”.

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

Total depreciation expense of property, plant and equipment was approximately $2.0 million and $1.9 million in 2007 and 2006. Maintenance and repairs are expensed as incurred.

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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, (“SFAS 123(R)”) and Staff Accounting Bulletin No. 107 Share-Based Payment. SFAS 123(R) establishes accounting for stock-based awards issued for employee services, while SAB107 provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company recorded compensation costs as the requisite service was rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). Periods prior to adoption have not been restated.

On November 10, 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position SFAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in capital pool and the consolidated statement of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

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

During 2007, the Company recognized approximately $534,000 of equity-based compensation related to restricted stock and options, of which approximately $458,000 was expensed to general and administrative expense, approximately $35,000 was expensed to selling expense, approximately $24,000 was expensed to research and development expense and approximately $17,000 was expensed to cost of sales. During 2006, the

Company expensed approximately $387,000 of equity-based compensation, of which approximately $367,000 was expensed to general and administrative expense, approximately $10,000 was expensed to selling expense, approximately $5,000 was expensed to research and development expense and approximately $5,000 was expensed to cost of sales.

Stock Option Awards—The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the Company’s stock at the time of the award. The average expected option term was estimated at 5 years. The risk-free interest rate is based on U.S. Treasury zero-coupon issues assumed at the date of grant and no dividends were assumed in the calculation. The compensation expense recognized for all equity-based awards is net of estimated forfeitures for the twelve month period ending December 31, 2007. Forfeitures are estimated based on the historical trends. No stock options were granted during 2006 or 2007.

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2005	3,577,959	5.80
Granted	—	—
Exercised	(41,914)	0.67
Cancelled	(676,962)	4.66

Balance at December 31, 2006	2,859,083	4.86	5.18	490

Vested and Exercisable at December 31, 2006	2,520,048	5.36	4.93	437

Balance at December 31, 2006	2,859,083	4.86	5.18	490
Granted	—	—
Exercised	(140,752)	.77
Cancelled	(295,714)	7.62

Balance at December 31, 2007	2,422,617	4.76	4.16	.94

Vested and Exercisable at December 31, 2007	2,311,185	4.93	3.69	.93

At December 31, 2007, there was $16,000 of total unrecognized compensation cost related to non-vested stock options granted. The cost is expected to be recognized over the next year. The intrinsic value of the options exercised during 2007 and 2006 was approximately $96,000 and $20,000.

Restricted Share Awards—The Company awards to a number of key employees restricted shares of common stock. The awards vest in equal annual installments over a period of four years, assuming continued employment, with some exceptions. The fair market value of the award at the time of the grant is amortized over the vesting period. The fair value of the awards is based on the fair market value of the Company’s common stock on the date of issue, which is the closing market price on the date of the award. During 2007, the Company granted 1,223,401 shares of restricted stock at a weighted average fair value of $1.35 per share on the grant date. During 2006, the Company granted 916,953 shares of restricted stock at a weighted average fair value of $1.14 per share on the grant date.

On June 30, 2007, the Company’s Governance, Nominating and Compensation Committee (the “GNC Committee”) of the Board of Directors approved the StockerYale, Inc. Management Incentive Plan. The Management Incentive Plan is designed to recognize and reward the achievement of financial, business and management goals that are essential to the success of StockerYale and its subsidiaries. The Management Incentive Plan covers certain executive and senior employees of StockerYale, as determined by the GNC Committee.

Upon satisfaction and achievement of financial targets, as determined by the Board of Directors or the GNC Committee based on the financial results of the target period, each participant shall receive a grant of fully-vested shares of the Company’s common stock, $.001 par value per share. As of December 31, 2007 certain executives are eligible to receive up to 1,404,000 shares of StockerYale’s Common Stock under the Management Incentive Plan. As of December 31, 2007, no shares have been earned or issued related to the Management Incentive Plan. This incentive plan and all grants and awards made under the plan shall be made under the terms of the Company’s 2007 Stock Incentive Plan.

A summary of the status of the Company’s non-vested shares of restricted stock for 2007 and 2006 and changes during 2007 and 2006 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2005	530,180	0.78
Granted	916,953	1.14
Vested	(132,545)	0.78
Cancelled	(42,500)	1.09

Non-vested at December 31, 2006	1,272,088	1.03

Granted	1,223,401	1.35
Vested	(324,870)	1.01
Cancelled	(112,621)	0.94

Non-Vested at December 31, 2007	2,057,998	1.22

As of December 31, 2007, there was approximately $2,299,000 of total unrecognized compensation cost related to non-vested restricted share awards. The cost is expected to be recognized over the next 3 years. As of December 31, 2007, 457,415 shares were vested. As of December 31, 2006, 132,545 shares were vested. The total fair value of shares vested during 2007 and 2006 was approximately $329,000 and $103,000.

TRANSLATION OF FOREIGN CURRENCIES

The Company translates the financial statements of its foreign subsidiaries accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of the foreign subsidiaries is the local country’s currency. Accordingly, assets and liabilities are translated at the exchange rates in effect at the end of the year. Revenue and expenses are translated each month at the average exchange rates in effect during the month. All cumulative translation gains or losses from the translation into the Company’s reporting currency are included as a separate component of stockholder’s equity (accumulated other comprehensive loss) in the accompanying consolidated balance sheets. Foreign currency transaction (gains)/losses recorded in the statements of operations as other (income)/loss were approximately $(228,000) and $(64,000) for 2007 and 2006.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, short-term debt, accounts payable and long-term debt. The estimated fair value of these financial instruments approximates their carrying value due to the short-term maturity of certain instruments and the variable interest rates associated with certain instruments, which have the effect of re-pricing such instruments regularly. The Company’s fixed rates on long-term debt approximates the market rate at December 31, 2007.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The risk is limited due to the relatively large number of customers composing the Company’s customer base and their dispersion across many industries and geographic areas within the United States, Canada, Europe and Asia. The Company also insures approximately 90% of export receivables from its Canadian subsidiary and performs ongoing credit evaluations of existing customers’ financial condition. The Company has a large number of customers; therefore, concentrated credit risk is limited to only a small number of customers. The Company had two customers accounting for approximately 6.2% and 5.9% of 2007 consolidated revenue. In 2006 these two customers accounted for 6.7% and 10% of consolidated revenue. No customer accounted for more than 10% of the outstanding receivables balance at December 31, 2007. The Company had one customer that accounted for 10% of the outstanding receivables balance at December 31, 2006.

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

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB 51

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, Consolidated Financial Statements. SFAS 160 provides guidance for the accounting, reporting and disclosure of noncontrolling interests, also called minority interest. A minority interest represents the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The provisions of SFAS 160 will be adopted in 2009. The Company adopted SFAS 160 on January 1, 2008 but we do not expect SFAS 160 to have a material impact on our consolidated financial statements.

SFAS No. 141(R) “Business Combinations”

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS 141(R) (i) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their acquisition-date fair values, (ii) changes the recognition of assets acquired and liabilities assumed arising from contingencies, (iii) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, requires changes in fair value to be recognized in earnings until settled, (iv) requires companies to revise any previously issued post-acquisition financial information to reflect any adjustments as if they had been recorded on the acquisition date, (v) requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings, and (vi) requires the expensing of acquisition-related costs as incurred. SFAS 141(R) also requires additional disclosure of information surrounding a business combination to enhance financial statement users’ understanding of the nature and financial impact of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of accounting for changes in a valuation allowance for acquired deferred tax assets and the resolution of uncertain tax positions accounted for under FIN 48, which is effective on January 1, 2009 for all acquisitions. The Company expects SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the impact is dependent upon acquisitions at that time.

FAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for- sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

SFAS 157 “Defining Fair Value Measurement” and FASB Staff Position 157-2

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. However, FSP FAS No. 157-2 delayed the adoption date until January 1, 2009 for certain nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

RECLASSIFICATION

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

(4) ACQUISITIONS

Acquisition of Spectrode LLC

On October 18, 2007, StockerYale acquired substantially all of the assets of Spectrode LLC, a developer of pulsed thulium-doped fiber lasers for an aggregate purchase price of $376,000 consisting of $100,000 in cash and 214,174 unregistered shares of StockerYale’s common stock. Under the terms of the agreement, all of Spectrode’s patents and patents pending will be assigned to StockerYale, including the patent application for its “Gain Switched Fiber Laser System.” Spectrode LLC will receive a continuing royalty payment equal to 1% of sales revenue for lasers using the Spectrode technology over the lifetime of the patents or any patents issued or for 20 years, whichever is longer.

The number of shares of the Company’s common stock issued to Spectrode LLC was calculated based on the average closing price per share of the Company’s common stock on the Nasdaq Global Market for the period ending on the trading day prior to the closing of the acquisition.

The purchase price for Spectrode LLC was allocated among the tangible assets and its intellectual property. The fair value of the purchased technology was based on the relief from royalty method.

The total purchase price, which included the related acquisition costs of approximately $12,000 of the $376,088, exceeded the fair value of the acquired net assets by $7,900 which was recorded as goodwill. The following represents the allocation of the aggregate purchase price to the acquired net assets of Spectrode LLC:

Purchase Price:
Value of common stock issued	$263,823
Cash	100,000
Direct acquisition costs	12,264

Total purchase consideration paid	$376,088

Fair value of assets acquired and liabilities assumed:
Equipment	$103,100
Goodwill	7,900
Identifiable intangible assets	265,088

Total Purchase consideration made	$376,088

No liabilities were assumed under the asset purchase agreement.

Acquisition of Photonic Products Ltd.

On October 31, 2006, the Company entered into a Stock Purchase Agreement with the stockholders of Photonic Products Ltd. to acquire all of the outstanding stock of privately held Photonic Products Ltd., a provider of laser diode modules and laser diodes for industrial, medical and scientific markets. Under the terms of the transaction, StockerYale paid $9.4 million for 100% of the outstanding stock of Photonic Products Ltd. consisting of (i) $4,250,000 of cash in the aggregate from StockerYale (UK) Ltd. to the stockholders of Photonic Products Ltd., (ii) bonds issued by StockerYale (UK) Ltd. to each of the stockholders of Photonic Products Ltd. with an aggregate initial principal amount equal to $2,400,000, and (iii) 2,680,311 shares of the Company’s common stock, valued at approximately $2,779,000 issued to the stockholders of Photonic Products Ltd. The Company also agreed to an earnout agreement with some of the stockholders of Photonic Products Ltd. with any payment contingent upon specified financial targets being met over the next three years in an amount up to 439,966 pounds sterling to be made in either cash or common stock of the Company, at the sole discretion of StockerYale. Since nothing has been earned during 2007 under the terms of the earnout agreement, no compensation was paid or accrued as of December 31, 2007. The Company was required to register the shares of its common stock issued to the stockholders of Photonic Products Ltd. and did so in January 2007. The registration statement became effective February 14, 2007. Upon completion of the acquisition of Photonic Products Ltd., the Company owned 26.88% and StockerYale (UK) Ltd. owned 73.12% of Photonic Products Ltd. Immediately after completion of the acquisition, on October 31, 2006, the Company contributed, transferred, and delivered to StockerYale (UK) Ltd. 100% of the equity interests of Photonic Products Ltd. owned by the Company, and in consideration, StockerYale (UK) Ltd. assumed the Company’s obligation to pay the contingent payments that are due and payable under the Stock Purchase Agreement. The results of Photonic Products Ltd. have been included in our financial statements from the date of acquisition.

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

Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operation of StockerYale and Photonic Products Ltd. as if the acquisition had occurred as of the beginning of fiscal 2006, after giving effect to certain adjustments, including amortization of intangibles. The unaudited pro forma financial information may not reflect the results of operations that would have occurred had the combined companies constituted a single entity during such periods, and may not be indicative of the results which may be obtained in the future. The pro-forma financial statements do not include the effects of Spectrode LLC, purchased on October 18, 2007, as those amounts are immaterial.

Year Ended December 31, 2006 (in thousands except per share data)
Pro forma revenues	26,974
Pro forma income from continuing operations	(5,418)

Pro forma net income	(5,358)

Pro forma earnings per share from continuing operations
Basic	(0.18)
Diluted	(0.18)
Pro forma earnings per share, net
Basic	(0.18)
Diluted	(0.18)

(5) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market when applicable and include materials, labor and overhead. Inventories are as follows:

Years Ended December 31	2007	2006
	In thousands
Finished goods	$1,066	$412
Work in-process	665	548
Raw materials	2,449	3,055

Net inventories	$4,180	$4,015

Management performs quarterly reviews of inventory and disposes of items not required by their manufacturing plan and reduces the carrying cost of inventory to the lower of cost or market.

(6) PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment were as follows:

Years Ended December 31	2007	2006
	In thousands
Land	$306	$306
Buildings and improvements	7,408	7,037
Machinery and equipment	17,340	15,742
Furniture and fixtures	2,190	1,942
Property, plant and equipment	$27,244	$25,027

Less accumulated depreciation	(16,780)	(13,772)

Net property, plant and equipment	$10,464	$11,255

See Note 16.

(7) GOODWILL

The Company accounts for goodwill using the methodology established by the Financial Accounting Standards Board (“FASB”) in June 2001 through the issuance of SFAS No. 142, “Goodwill and other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets acquired individually or with a group of other assets at acquisition. The statement also addresses financial accounting and reporting for goodwill and other intangibles subsequent to their acquisition. SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets. Under SFAS No. 142, the amortization of goodwill ceased beginning January 1, 2002 and the Company assesses the value of this asset annually and whenever events or changes in circumstances indicate they might be impaired. The Company uses a two-part test in which it first estimates the fair value of its reporting units by using forecasts of discounted cash flows and then compares that value to the carrying value. If the estimated value is less than the carrying value the Company moves to the second step of the impairment test to determine if goodwill is impaired. The Company tests for impairment annually and in 2007 and 2006 determined that goodwill was not impaired.

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 was as follows:

	December 31, 2007	December 31, 2006
	( In thousands)
Beginning of the year	$7,957	$2,677
Effect of exchange rate	104	156
Acquisition of Spectrode LLC	8	—
Acquisition of Photonic Products Ltd.	—	5,124

End of Year	$8,069	$7,957

(8) INTANGIBLE ASSETS

Intangible assets consist of trademarks, acquired patents and patented technologies, distributor and customer relationships and related contracts, trade and brand names and associated logos, technology design and programs, non-compete agreements and other intangible assets. There are no intangible assets with indefinite lives. Acquired patented technologies and trademarks are amortized over their useful lives of between 10 – 16 years. Intangible assets acquired in 2006 and 2007 are as follows:

	Fair Value	Useful Life	Average Annual Amortization
		(in thousands)
2006:
Trade name	$574	8 Years	$72
Customer contracts and relationships	1,761	5 – 8 Years	290
Non compete agreements	756	3 Years	252
Technology design and programs	395	8 Years	49
Scheduled order listing	573	3 Years	191
Other	135	4 – 7 Years	32

Total	$4,194		$886

2007:
Purchased Technology	$265	3 Years	$88

Gross carrying amounts and accumulated amortization of intangible assets were as follows as of December 31, 2007 for each intangible asset class.

	Gross Carrying Amount	Accumulated Amortization	Net Balances
		(in thousands)
Acquired patents, patented technology and purchased technology	$3,354	$(2,900)	$454
Trademarks	471	(471)
Acquired trade name	604	(88)	516
Acquired customer contracts and relationships	2,454	(590)	1,864
Acquired non compete agreement	795	(309)	486
Acquired technology design and programs	415	(61)	354
Other	143	(39)	104

Total	$8,235	$(4,458)	$3,777

Gross carrying amounts and accumulated amortization of intangible assets were as follows as of December 31, 2006 for each intangible asset class.

	Gross Carrying Amount	Accumulated Amortization	Net Balances
		(in thousands)
Acquired patents, patented technology and purchased technology	$3,088	$(2,574)	$514
Trademarks	471	(467)	4
Acquired trade name	592	(12)	580
Acquired customer contracts and relationships	2,407	(83)	2,324
Acquired non compete agreement	780	(43)	737
Acquired technology design and programs	407	(9)	398
Other	140	(6)	134

Total	$7,885	$(3,194)	$4,691

	Actual Expense		Estimated Future Expense
	2006	2007	2008	2009	2010	2011	2012	2013 & thereafter
			In thousands
Amortization expense of intangible assets	$471	$1,265	$1,156	$971	$568	$435	$235	$412

(9) DEBT

Years Ended December 31	2007	2006
	In thousands
Acquired note payable to Barclay’s Bank, maturing on November 16, 2009 and having an interest rate of 2.5% above Barclay’s base rate (7.5% at December 31, 2007).	$60	$87

Borrowings under Line of Credit Agreement with Laurus Master Fund, Ltd. maturing on June 28, 2009, with an interest rate of the prime rate plus 1% (8.25% at December 31, 2007).	2,838	2,418

Notes Payable to Laurus Master Fund, Ltd. and affiliates maturing on June 30, 2010, with an interest rate of prime plus 2%, (9.25% at December 31, 2007) net of unamortized discount of $371 at December 31, 2007 and $316 at December 31, 2006.	3,379	2,593

Note Payable to an affiliate of Laurus Master Fund, Ltd. maturing on June 30, 2010, with an interest rate of 10.5%, net of unamortized discount of $139 at December 31, 2007.	861	—

Note Payable to a private investor, maturing on January 15, 2008, with an interest rate of 10.25%, net of unamortized discount of $0 at December 31, 2007 and $5 at December 31, 2006.	35	1,016

Senior Fixed Rate Secured Bond payable to a private investor, maturing on October 31, 2011 with an interest rate of 10%, net of unamortized discount of $1,052 at December 31, 2007 and $1,430 at December 31, 2006.	3,599	3,320
Bonds payable to the stockholders of Photonic Products Ltd. maturing on October 31, 2009, with an interest rate of LIBOR plus 1%, (5.75% at December 31, 2007).	2,400	2,400

Sub-total debt	13,172	11,834
Less—Current portion of long-term debt, net of discount	(1,308)	(2,322)

Total long-term debt	$11,864	$9,512

BORROWING AGREEMENTS

Photonic Products Ltd.

StockerYale (UK) Ltd., a wholly owned subsidiary of the Company, issued bonds to each of the stockholders of Photonic Products Ltd. with an aggregate initial principal amount equal to $2,400,000. The outstanding principal under the bonds issued to the stockholders of Photonic Products Ltd. accrues interest at an annual rate of 1% above the LIBOR rate as determined on the first business day of each month. StockerYale (UK) Ltd. may elect to prepay the bonds at any time, in whole or in part, without penalty or premium. If the stockholders of Photonic Products Ltd. breach any representation, warranty, covenant or agreement made in the acquisition agreement, StockerYale (UK) Ltd. or the Company may make a claim and the amounts outstanding under the bonds will be reduced by an amount equal to any damages, claims, demands, losses, expenses, costs, obligations and liabilities reasonably and foreseeably arising to the Company and/or StockerYale (UK) Ltd. If StockerYale (UK) Ltd. fails to make any payments under the bonds, the stockholders of Photonic Products Ltd. will then have the right to require payment from the Company in the form of newly issued shares of the Company’s common stock. All unpaid principal plus accrued but unpaid interest under the bonds is due and payable on October 31, 2009.

As of December 31, 2007 and 2006, $2,400,000 was outstanding under the bonds issued to the stockholders of Photonic Products Ltd.

Laurus Master Fund

Line of Credit Agreement:

On June 28, 2006 the Company entered into a Security and Purchase Agreement with Laurus Master Fund, Ltd (Laurus). Under the Security and Purchase Agreement, a three-year revolving line of credit was established. The proceeds from this line of credit were used to pay in full the outstanding amount under a previously outstanding credit facility between the Company and a bank as described below. Additional amounts borrowed under the line of credit from time to time may be used for the Company’s working capital needs. The Security and Purchase Agreement provides for a revolving line of credit not to exceed an aggregate principal amount of $4 million and grants a security interest in and lien upon all of the Company’s assets in favor of Laurus. The Company may borrow a total amount at any given time up to $4 million limited to qualifying receivables and inventories as defined.

The Company began making monthly payments to Laurus of accrued interest only on August 1, 2006. The outstanding principal under the note accrues interest at an annual rate of 1% above the prime rate. The interest rate was 8.25% as of December 31, 2007. The Company may elect to prepay the note at any time, in whole or in part, without penalty or premium. All unpaid principal plus accrued but unpaid interest is due and payable on June 28, 2009.

Also under the terms of this Security and Purchase Agreement and in consideration of the line of credit, the Company issued and sold to Laurus 642,857 shares of its common stock at a per share purchase price of $.001, for an aggregate purchase price of $643. The Company recorded debt acquisition costs relating to the line of credit for cash fees paid of $209,487 and an additional amount as debt acquisition costs of $757,925 representing the fair market value of the stock issued. The debt acquisition charges are being amortized over the life of the line of credit using the effective interest method.

At December 31, 2007, $2,838,000 was outstanding under the line of credit, which has been classified as long-term debt. Credit line availability at December 31, 2007 was approximately $100,000.

In addition, the Company entered into a Registration Rights Agreement under which it agreed to register for resale within 60 days the shares of common stock issued and sold to Laurus. On July 21, 2006 the Company filed a registration statement on Form S-3 (declared effective on August 25, 2006) with the SEC for the resale of the shares.

Term Note Payable:

On December 30, 2005, under the terms of a Securities Purchase Agreement, the Company issued a secured term note in the aggregate principal amount of $4 million to Laurus. The note was originally due on December 30, 2008 and is collateralized by certain assets of the Company. The Company began making monthly payments of principal and interest on the note on April 1, 2006. The outstanding principal on the note accrues interest at an annual rate of 2% above the prime rate, subject to a minimum annual interest rate of 8% (subject to certain adjustments). The Company could elect to prepay the note provided that (i) if prepayment occurred during the first year of the date of issuance, the Company would pay a 15% prepayment penalty, (ii) if prepayment occurred during the second year of the date of issuance, the Company would pay a 10% prepayment penalty, and (iii) if prepayment occurred during the third year of the date of issuance, the Company would pay a 5% prepayment penalty.

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

The Company has registered for resale under the Securities Act of 1933, as required by the agreement, the shares of common stock sold and issued to Laurus by filing a registration statement on Form S-3 on January 27, 2006, which was declared effective on February 14, 2006.

Amendments to the Term Note and Security Purchase Agreement:

On June 19, 2007, the Company and Laurus entered into a Note Amendment Agreement to the December 2005 secured term note. The amendment extended the maturity date of the December 30, 2005 note, as described above, from December 30, 2008 to June 30, 2010. In connection with the amendment, the Company entered into a Securities and Purchase Agreement with Laurus under which the Company borrowed $2,318,180 and issued a Secured Term Note to Laurus. The note is due on June 30, 2010. The Company agreed to make monthly payments of principal and interest on the note beginning on July 1, 2007. The outstanding principal on the note accrues interest at an annual rate of 2% above the prime rate, subject to a minimum annual interest rate of 8% (subject to certain adjustments). The Company may elect to prepay the note provided that (i) if such prepayment occurs during the first year of the date of issuance, the Company shall pay a 15% prepayment penalty, (ii) if such prepayment occurs during the second year of the date of issuance, the Company shall pay a 10% prepayment penalty and (iii) if such prepayment occurs during the third year of the date of issuance, the Company shall pay a 5% prepayment penalty. Laurus holds a security interest in certain assets of the Company. The monthly principal payment on the revised combined note is $125,000. The interest rate is prime plus 2% and was 9.25% as of December 31, 2007.

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

The amended agreement resulted in an extinguishment of debt under EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instrument. As a result, the Company accelerated the remaining expense related to the existing debt discount and financing costs associated with the original note and certain other costs paid with the financing totaling approximately $290,000 during the second quarter of 2007.

On December 28, 2007, the Company issued amended and restated secured term notes to Laurus and its assignees, PSource Structured Debt Limited and Valens U.S. SPV I, both affiliates of Laurus. Under the terms of the amended note the Company borrowed an additional $1.0 million from Valens. The notes amended and restated the secured term notes dated December 30, 2005 and June 19, 2007. The terms of the note issued to Valens are the same as the note issued to Laurus on June 19, 2007. The $1.0 million portion of the Valens note will accrue interest at an annual rate of 10.5%. The notes reduced the monthly principal payments of the Company by $50,000. Laurus, PSource and Valens rights under the notes are secured by a security interest in certain assets of the Company.

In connection with the notes, on December 28, 2007, the Company and Laurus and its assignees entered into amendments to the (i) Securities Purchase Agreement, dated as of December 30, 2005 and (ii) Securities Purchase Agreement, dated as of June 19, 2007. Under the amendments, the Company sold and issued (i) to PSource an aggregate of 75,000 shares of common stock of the Company at a per share purchase price of $.01, for an aggregate purchase price of $750 and (ii) to Valens an aggregate of 300,000 shares of common stock of the Company at a per share purchase price of $.01, for an aggregate purchase price of $3,000. The Company will use the net proceeds from the amendments for general corporate purposes. The Company recorded debt acquisition costs of $99,569 and additional debt discount of $515,740 representing the fair market value of the stock issued. The debt acquisition and debt discount charges are being amortized over the life of the note using the effective interest method.

The Company also entered into Registration Rights Agreements with each of Laurus, PSource and Valens under which the Company agreed to register the shares of common stock for resale under the Securities Act of 1933, as amended by May 9, 2008.

At December 31, 2007, $4,750,000 was outstanding under the combined notes, which has been classified as $1,256,913 short-term debt and $3,493,087 long term debt and reported net of $509,875 of unamortized debt discount, which has been classified as $261,502 short term and $248,373 long term.

At December 31, 2006, $2,909,092 was outstanding under the December 30, 2005 note, which was classified as $1,454,546 short-term debt and $1,454,546 long term debt and reported net of $316,164 of unamortized debt discount, which was classified as $240,761 short term and $75,403 long term.

Private Investor Notes and Bond

On August 16, 2007, the Eureka Interactive Fund Ltd. (Eureka) agreed to transfer the promissory notes and bonds listed below, as well as all of the unexercised warrants previously issued to Eureka, to a private investor.

On May 12, 2005, the Company issued a note to Eureka. The $1.5 million note was initially due and payable in full on September 12, 2005. The note accrues interest on the outstanding principal balance at the rate of 10% per year, payable on the last day of each month. The Company also issued to Eureka five-year common stock warrants to purchase 250,000 shares at an exercise price per share of $0.90. The aggregate purchase price of the note and warrants ($1.5 million) was allocated between the note and warrants based upon their relative fair market value. The difference between the face amount of the note of $1,500,000 and the aggregate purchase price of the note of $1,341,362 was recorded as a debt discount of $158,638 and is being amortized over the life of the note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.87%, an expected life of five years and an expected volatility of 116% with no dividend yield. These warrants were exercised during the quarter ended September 30, 2007 for proceeds of $225,000.

On August 26, 2005, the Company entered into an amendment to the note in which the maturity date of the note was extended to December 31, 2005. On December 15, 2005, the maturity date of the note was extended to January 15, 2007. The note accrues interest on the outstanding principal balance at the rate of 10% per year. The aggregate outstanding principal amount of the note and accrued interest was payable in equal installments of $50,000 on the 15th day of each month, with the entire balance of unpaid principal and interest previously due on January 15, 2007. As a part of the December 15, 2005 agreement, the Company issued to the holder additional five-year common stock warrants to purchase 150,000 shares at an exercise price per share of $0.90. An additional debt discount was recorded in the amount of $90,149 and is being amortized over the life of the note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 4.40%, an expected life of five years and an expected volatility of 92% with no dividend yield. These warrants were exercised during the quarter ended September 30, 2007 for proceeds of $135,000.

On September 25, 2007, the same private investor exercised additional warrants for the purchase of 740,741 shares of the Company’s common stock at a per share price of $1.17, or approximately $867,000.

On December 27, 2006, the Company entered into Amendment No. 3 to the note. The amendment extended the maturity date of the note from January 15, 2007 to January 15, 2008. The aggregate outstanding principal amount of the note as of the date of the amendment along with accrued interest is payable in equal installments of $50,000 on the 15th day of each month beginning on January 15, 2007 and continuing until March 15, 2007, and in equal installments of $100,000 on the 15th day of each month beginning on April 15, 2007 and continuing until December 15, 2007. The entire balance of unpaid principal and interest thereafter was paid on January 15, 2008.

At December 31, 2007, $34,796 was outstanding under the note, which has been classified as short-term debt.

At December 31, 2006, $1,021,415 was outstanding under the note, which was classified as $988,618 short-term debt and $34,796 long-term debt and reported net of $5,138 of unamortized debt discount.

Photonic Products Ltd. Financing

On October 31, 2006, StockerYale (UK) Ltd. issued a 10% Senior Fixed Rate Secured Bond to Eureka in the original principal amount of $4,750,000. The bond is due on October 31, 2011. StockerYale (UK) Ltd. agreed to make payments of principal and interest over the term; however, during the first twelve months of the term of the bond, only accrued interest will be required to be paid (no payments of principal will be required) and an amount equal to 50% of the original principal sum of $4,750,000 will be paid on October 31, 2011. The outstanding principal on the bond accrues interest at an annual rate of 10%. StockerYale (UK) Ltd. may prepay the bond at any time, in whole or in part, without penalty or premium. The bond is secured by all of the equity interests of Photonic Products Ltd. owned by the Company and StockerYale (UK) Ltd. as stated in the Charge Over Shares by and among the Company, StockerYale (UK) Ltd. and Eureka which was entered into in connection with the financing. The Company used the net proceeds to make the cash payment for the acquisition of Photonic Products Ltd. The remaining proceeds were used for transaction fees and working capital.

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

At December 31, 2007, $4,651,041 remained outstanding under the note which has been classified as $593,750 short-term debt and $4,057,291 long term and reported net of $1,051,725 of unamortized debt discount, which has been reported as $345,984 as short-term and $705,741 as long-term.

At December 31, 2006, $4,750,000 was outstanding under the note which has been classified as $540,271 short-term debt and $4,209,729 long term and reported net of $1,145,635 of unamortized debt discount, which has been reported as $389,476 as short-term and $756,156 as long-term.

(10) TAXES

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

The Company had net deferred tax assets totaling $25.2 million as of December 31, 2007. Realization of the deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income and, if necessary, execution of tax planning strategies.

The Company’s historical operating losses raise considerable doubt as to when, if ever, any of the deferred tax assets will be realized. As a result, management has provided a valuation allowance for the net deferred tax assets. In the event management determines that sufficient future taxable income may be generated in subsequent periods and the previously recorded valuation allowance is no longer needed, the Company will decrease the valuation allowance by providing an income tax benefit in the period that such a determination is made. Because of its historical operating losses, the Company has not been subject to income taxes since 1996. The Company has recorded a deferred tax asset for one of its non-U.S. subsidiaries related to net operating losses.

With respect to any future uncertain tax positions, the Company intends to record interest and penalties, if any, as a component of income tax expense. It did not have any accrued interest and penalties related to uncertain tax positions as of December 31, 2007.

The Company is subject to taxation in the U.S., Canada, the United Kingdom, Ireland and various states and local. As a result of the Company’s tax loss position, the tax years 1999 through 2007 remain open to examination by the federal and most state tax authorities. In addition, the tax years 2002 through 2006 are open to examination in foreign jurisdictions. As of December 31, 2007, the Company did not have any tax examinations in process.

The components of the provision (benefit) for income taxes of continuing operations are as follows:

	2007	2006
	In thousands
Years Ended December 31,
Current
Federal	$—	$—
State	—	—
Foreign	(445)	51

Sub-total	(445)	51
Deferred
Federal	—	—
State	—	—
Foreign	—	—

Sub-total	—	—

Total	$(445)	$51

The income tax provision included in the accompanying statement of operations is as follows:

	2007	2006
	In thousands
Years Ended December 31,
Continuing Operations	$(445)	$51
Discontinued Operations	—	—

Total	$(445)	$51

The following is a reconciliation of the federal income tax provision for continuing operations calculated at the statutory rate of 34% to the recorded amount:

	2007	2006
	In thousands
Years Ended December 31,
Applicable statutory federal income tax benefit	$(3,026)	$(1,737)
State income taxes, net of federal income tax benefit	(472)	(271)
Non-deductible Items	51	(172)
Foreign tax rate differential	137	88
Other	(57)	49
Valuation allowance	2,922	2,094

Net income tax provision	$(445)	$51

The significant items comprising the deferred tax asset and liability at December 31, 2007 and 2006 are as follows:

	2007	2006
	In thousands
Years Ended December 31,
Net operating loss carry forwards	$23,463	$22,640
Foreign net operation loss carryforwards	2,316	1,340
Financial reporting reserves not yet deductible for tax purpose	128	392
Accelerated depreciation and property-basis differences	(1,019)	(1,052)
Other	571	288
Valuation allowance	(25,398)	(23,608)

Total	$60	$—
Intangible asset-basis differences	$(931)	$(1,252)

Deferred tax liability, net	$(871)	$(1,252)

The Company’s deferred tax liability relates to the difference in the basis of its intangible assets acquired in a foreign jurisdiction.

As of December 31, 2007, the Company had United States net federal operating loss carry forwards (NOLs) of approximately $52.3 million available to offset future taxable income, if any. These carry forwards expire through 2025 and are subject to review and possible adjustment by the Internal Revenue Service. The Company may be subject to limitations under Section 382 of the Internal Revenue Service Code as a result of changes in ownership. The Company’s historical operating losses raise considerable doubt as to when, if ever, any of the deferred tax assets will be realized. As a result, management has provided a full valuation allowance for the net deferred tax assets.

The Company also has Canadian federal operating loss carry forwards (NOLs) of approximately $5.0 million available to offset future taxable income, if any. These carry forwards expire through 2027 and are subject to review and possible adjustment by the Canadian Revenue Agency. The Company may be subject to limitations of the use of the Canadian NOLs as a result of changes in ownership. The Company’s historical operating losses raise considerable doubt as to when, if ever, any of the deferred tax assets will be realized. As a result, management has provided a full valuation allowance for the net deferred tax assets.

The Company also has a United Kingdom operating loss carryforwards (NOL) of approximately $748,000, of which $195,000 is not reserved.

(11) STOCK AND WARRANT PURCHASE AGREEMENT

On January 26, 2007, the Company entered into a Securities Purchase Agreement with Smithfield Fiduciary LLC, a fund that is managed by Highbridge Capital Management, LLC. Under the terms of the agreement, the Company sold and issued to Smithfield Fiduciary LLC for an aggregate purchase price of $2.3 million, (i) 2,000,000 shares of common stock of the Company at a per share purchase price of $1.15 (a discount to the 30 day trading average) and (ii) a warrant to purchase 1,000,000 shares of common stock of the Company at an exercise price of $1.72 per share. The warrant expires on the tenth anniversary of the date of issuance.

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

On January 26, 2007, Private Opportunities Fund LP exchanged a warrant, dated December 13, 2004, for 30,534 shares of common stock. The warrant was originally exercisable for 250,000 shares of common stock at a purchase price of $1.38 per share.

On February 28, 2007, Private Opportunities Fund LP exercised a warrant, dated February 3, 2004, for a total of 11,087 shares of common stock. The warrant was originally exercisable for 125,000 shares of common stock at a purchase price of $1.50 per share.

On September 25, 2007, a private investor exercised warrants to purchase 1,140,741 shares of the Company’s common stock from warrants exercised at an average per share price of $1.08 per share, or approximately $1,226,667.

The Company used the net proceeds from the transaction with Smithfield Fiduciary LLC and the private investor for general corporate purposes, including to invest in its information technology infrastructure and to accelerate operational improvements.

As of December 31, 2007, there were 6,443,316 shares reserved for warrants with the following exercise prices and expiration dates:

No. Warrants	Exercise Price	Expiration Date
938,445	$1.38 –$3.50	2009
799,871	$0.80 –$1.44	2010
2,330,000	$1.38 –$3.12	2011
2,375,000	$1.15	2016

6,443,316

(12) STOCK OPTION PLANS

On May 22, 2007, the shareholders of the Company approved the adoption of the Company’s 2007 Stock Incentive Plan (the 2007 Plan). Under this plan, the Company may issue options, restricted stock, restricted stock units and other stock-based awards to its employees, officers, directors, consultants and advisors. An aggregate of 5,300,000 shares of the Company’s common stock were initially reserved for issuance under the 2007 Plan. In addition, there will be an annual increase to the number of shares reserved for issuance under the 2007 Plan equal to the lesser of (i) 1,000,000 shares of common stock, (ii) 5% of the outstanding shares of common stock of the Company, or (iii) an amount determined by the Board of Directors of the Company. The Company’s executive officers are eligible to receive stock based awards under the 2007 Plan on the terms and conditions determined by the GNC Committee.

Also on May 22, 2007, the Board of Directors of the Company approved an amendment to the Company’s Policy Regarding Compensation of Independent Directors, which provides that all awards of stock shall be made under the 2007 Plan, instead of the Company’s 2004 Stock Option and Incentive Plan. On March 5, 2008, the Board of Directors approved the Amended and Restated Policy Regarding Compensation of Independent Directors, which provides for an increase from $30,000 to $50,000 in the annual compensation of independent directors and that all awards shall be options to purchase shares of common stock instead of shares of restricted stock.

In May 2004, the Company adopted the 2004 Stock Option and Incentive Plan (the 2004 Option Plan) for the purpose of issuing both Incentive Options and Nonqualified Options to officers, employees and directors of the company. A total of 2,500,000 shares of common stock were reserved for issuance under this plan. Options may be granted under the 2004 Option Plan on terms and prices as determined by the Board of Directors. The exercise price of each option will be determined by the administrator of the 2004 Option Plan. In the case of incentive stock options, the exercise price may not be less than 100% of the fair market value of the Company’s common stock on the date of grant. However, there is an exception in the case of a grant to an employee who owns more than 10% of the combined voting power of all classes of stock of the Company or any parent or subsidiary. In that case the exercise price cannot be less than 110% of the fair market value on the date of grant. For non-qualified stock options, the exercise price cannot be less than 85% of the fair market value of the Company’s common stock on the date of grant, except for grants to Independent Directors (as defined in the 2004 Option Plan). Section 5(c) of the 2004 Option Plan states that the exercise price for Independent Directors shall be equal to fair market value on the date of grant. The 2004 Option Plan also states that the fair market value will be determined by reference to market quotations. Each option will be exercisable after the period or periods specified in the option agreement, but no option may be exercised after the expiration of 10 years from the date of grant.

In May 2000, the Company adopted the 2000 Stock Option and Incentive Plan for the purpose of issuing both Incentive Options and Nonqualified Options to officers, employees and directors of the Company. A total of 2,800,000 shares of common stock were reserved for issuance under this plan. Options may be granted under the 2000 Option Plan on terms and at prices as determined by the Board of Directors, except that the options cannot be granted at less than 100%, or in certain circumstances not less than 110%, of the fair market value of the common stock on the date of the grant. Each option will be exercisable after the period or periods specified in the option agreement, but no option may be exercised after the expiration of 10 years from the date of grant.

In March 1996, the Company adopted the 1996 Stock Option and Incentive Plan (the 1996 Option Plan) for the purpose of issuing both Incentive Options and Nonqualified Options to officers, employees and directors of the Company. A total of 1,200,000 shares of common stock are reserved for issuance under this plan. Options may be granted under the 1996 Option Plan on terms and at prices as determined by the Board of Directors, except that the options cannot be granted at less than 100%, or in certain circumstances not less than 110%, of the fair market value of the common stock on the date of the grant. Each option will be exercisable after the period or periods specified in the option agreement, but no option may be exercised after the expiration of 10 years from the date of grant.

The Company had 6,241,273 shares available for future grants as of options and restricted shares December 31, 2007. The following table summarizes information about the stock options outstanding as of December 31, 2007

Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 0.52 – 0.99	759,850	3.4	$0.74	754,850	$0.74
1.00 – 1.99	503,267	6.3	1.24	401,835	1.24
2.00 – 3.99	229,750	4.5	2.99	224,750	3.01
4.00 – 6.99	139,800	4.4	4.85	139,800	4.85
7.00 – 11.99	630,250	3.6	10.27	630,250	10.27
12.00 – 38.00	159,700	2.9	15.70	159,700	15.70

$ 0.52 – 38.00	2,422,617	4.2	$4.76	2,311,185	$4.93

(13) EMPLOYEE STOCK PURCHASE PLAN

In May 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the Stock Purchase Plan), which permits the eligible employees of the Company and its subsidiaries to purchase shares of the Company’s common stock, at a discount, through regular monthly payroll deductions of up to 10% of their pre-tax gross salary. Subject to adjustment for stock splits, stock dividends and similar events, a maximum of 200,000 shares of common stock may be issued under the Stock Purchase Plan. During the years ended December 31, 2007 and 2006, there were no shares issued under the Stock Purchase Plan.

(14) EMPLOYEE BENEFIT PLANS

On January 17, 1994, the Company established the StockerYale 401(k) Plan (the Plan). Under the Plan, employees are allowed to make pre-tax retirement contributions. In addition, the Company may make matching contributions, not to exceed 100% of the employee contributions, and profit sharing contributions at its discretion. The Company made matching contributions of $40,000 and $29,000 in the years ended December 31, 2007 and 2006. The Company incurred costs of approximately $2,800 and $1,900 in 2007 and 2006 to administer the Plan.

(15) DISCONTINUED OPERATIONS

During 2005, the Company’s management and the Board of Directors made a decision to discontinue its Singapore operation as well as its fiber optic illumination and galvanometer businesses. Accordingly, during 2005 the results of those operations were reclassified as discontinued operations.

During 2006, the Company completed the divestitures of these three businesses in exchange for aggregate consideration of up to $525,000 in cash and notes receivable and a 5% royalty on future sales of a specific product royalty up to a maximum of $35,000.

Included in income from discontinued operations for the years ended December 31, 2007 and 2006 was additional cash consideration received under the notes receivable of $83,000 and $76,000, respectively. As of December 31, 2007, the Company is due up to an additional $90,000 under the notes receivable.

(16) COMMITMENTS AND CONTINGENCIES

Lease obligation treated as financing

On December 30, 2005, the Company closed a sale-leaseback transaction on the Company’s Salem, New Hampshire headquarters with 55 Heritage LLC. The terms of the Real Estate Purchase Agreement dated November 29, 2005, as amended on December 22, 2005, between the Company and the buyer were that (i) the Company agreed to sell the property to the buyer for $4,700,000, and (ii) the Company agreed to lease from the buyer (a) approximately 32,000 square feet of the property for an initial term of five years with a rental rate during such period of $192,000 per year in base rent and (b) approximately 63,000 square feet of the property for an initial term of five years with rental rates ranging from approximately $220,500 to $315,000 per year in base rent, plus a pro rata share of all operating costs of the property. The Company plans to sublease all or part of the 63,000 square feet block of space. At the time an opportunity arises to enter into a sublease agreement with a third party, either (i) the Company will enter into a sublease with that party or (ii) the buyer will enter into a direct lease with them. The lease agreement grants the Company the option to extend the initial term for a period of five years. Because the transaction did not qualify as a sale for Generally Accepted Accounting Principles (GAAP) reporting purposes under SFAS 66, Accounting for Sales of Real Estate and SFAS 98, Accounting for Leases, the net proceeds were classified as a financing obligation. This was primarily due to the terms of the lease agreement. Accordingly, the Company continues to carry the value of the building on its balance sheet and record depreciation expense until the criteria to record a sale are met. The Company continues to account for the financing lease in accordance with the provisions of SFAS 98. In 2006, the Company recorded $318,000 as non-cash interest expense and $64,000 as an increase of the lease obligation due to a reduction in the deposit amount left with the landlord of $253,500.

During 2007, the Company recorded $300,000 as non-cash interest expense and $38,000 as an increase of the lease obligation due to a reduction in the deposit amount left with the landlord of $169,000.

At December 31, 2007, $3,640,000 was recorded on the balance sheet as a financing lease obligation, which was classified as $444,000 short-term obligation and $3,196,000 long-term obligation.

At December 31, 2006, $3,678,000 was recorded on the balance sheet as a financing lease obligation, which has been classified as $507,000 short-term obligation and $3,171,000 long-term obligation.

On October 26, 2005, the Company signed a sub-lease agreement with Onvio Servo, LLC for approximately 17,000 square feet of its Salem facility at a rate of $10.00 per square foot, or $14,166.67 per month. The commencement date of the sub-lease was November 15, 2005 for a term of twelve months. The agreement also allowed either party to terminate it after six months with sixty days notice to the other party. The Company received $180,600 in 2006 for sublease income, with $24,033 as a result of renting additional space leased to Onvio Servo, LLC. This sub-lease expired on November 30, 2006.

Other obligations

The Company’s Canadian subsidiary, StockerYale Canada Inc., conducts research and development, manufacturing, sales and administration from a property located at 275 Kesmark Street, Montreal, Quebec, Canada. StockerYale Canada leases 59,433 square feet of the Montreal property from the new owner for an initial term of ten years. StockerYale Canada paid a security deposit in the amount of Cdn $502,915. The rent during the ten-year term ranges from approximately Cdn $416,031 to Cdn $469,521 per year plus all operating costs. StockerYale Canada has an option to extend the initial term of the lease for an additional term of five years.

On May 1, 2006, the Company signed a sub-lease agreement with PyroPhotonics Lasers, Inc. for approximately 3,000 square feet of its Montreal facility at a rate of Cdn $12.58 per square foot, or for Cdn $3,146 per month. The commencement date of the lease was May 1, 2006 and the term is twelve months. The agreement also provides the tenant with an option to renew for one additional year upon ninety days written notice to the Company. The Company received Cdn $107,000 for sublease income for the year ended December 31, 2007 and Cdn $25,168 in 2006.

On January 23, 2007, the Company revised and signed a sub-lease agreement with PyroPhotonics Lasers, Inc. for approximately 9,000 square feet of its Montreal facility at a rate of Cdn $11.89 per square foot, or for Cdn $8,916.67 per month. The commencement date of the revised lease is February 1, 2007 and the term is eight years and nine months.

The company utilizes, or has assumed, capital leases to finance purchases of equipment or vehicles. There was approximately $507,000 and $534,000 payable under these leases at December 31, 2007 and December 31, 2006, respectively. The terms of these leases are from two to five years are set to expire between 2009 and 2010.

The net book value of assets under capital lease at December 31, 2007 and December 31, 2006, is as follows:

	2007	2006
Assets under capital lease	$715,000	$557,000
Less—accumulated depreciation	(292,000)	(180,000)

Assets under capital lease, net	$423,000	$377,000

Monthly payments on these leases range from $315 per month to approximately $5,000 per month and include interest rates that range from 5.5% to 10.6%.

Scheduled future maturities of debt operating, financing and capital lease obligations for the next five years:

Due by period	2008	2009	2010	2011	2012	2013+	Total
	($000’s)
Debt obligations	$1,926	$7,161	$2,777	$2,870	$—	$—	$14,734
Salem lease obligations	444	444	413	—	—	—	1,301
Operating lease obligations	853	704	657	632	636	1,461	4,943

	$3,223	$8,309	$3,847	$3,502	$636	$1,461	$20,978

Due by period	2008	2009	2010	2011	2012	2013+	Less interest	Total
	($000’s)
Capital lease obligations	$189	$173	$113	$32	$—	$—	$(64)	$443

(17) LEGAL PROCEEDINGS

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

On June 26, 2007, a settlement agreement between the Company and the lead plaintiffs in the class action lawsuit was submitted to the United States District Court for the District of New Hampshire for its approval. Under the terms of the proposed settlement, which would resolve all claims asserted against the Company and the individual defendants, plaintiffs would receive $3.4 million, to be paid entirely by the Company’s insurance carrier. On August 21, 2007, the Court preliminarily approved the proposed settlement and directed plaintiffs’ counsel to provide notice of the proposed settlement to members of the class by mail and newspaper publication. On December 18, 2007, the Court entered an Order and Final Judgment in the class action lawsuit, which provided final approval of the settlement agreement and dismissed all claims of the members of the class against the Company and the individual defendants with prejudice (which means that they cannot be re-filed).

The Company is party to various legal proceedings generally incidental to its business. Although the disposition of any legal proceedings cannot be determined with certainty, it is the Company’s opinion that any pending or threatened litigation will not have a material adverse effect on the Company’s results of operations, cash flow or financial condition.

(18) DERIVATIVE FINANCIAL INSTRUMENTS

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

On December 6, 2006, the Company entered into a forward foreign currency exchange rate contract with Anglo-Irish bank to convert $500,000 U.S. dollars per month into Canadian dollars at a strike rate with a bottom end range of $1.09 Canadian dollar to the U.S. dollar, and 100% upside flexibility to market rates in excess of the $1.09 strike rate. This arrangement began on March 1, 2007 and continued until December 31, 2007. The Company paid a premium of $61,500 U.S. to the bank.

There were no open forward contracts as of December 31, 2007. The notional principal of the Company’s forward contracts to purchase Canadian dollars with foreign currencies was $1,250,000 at December 31, 2006. The fair value of the Company’s open forward contracts $31,900 as of December 31, 2006 is recorded in the accompanying condensed consolidated balance sheets.

The net gain recorded on forward contracts in the accompanying condensed consolidated statement of operations during the year ended December 31, 2007 was $24,768. The net loss recorded on these forward contracts during 2006 was $5,000.

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

	2007	2006
	(In thousands)
Years Ended December 31
Revenues:
Illumination	$16,540	$15,194
Optical components	3,547	2,569
Photonic Products	9,800	1,587

Total revenues	$29,887	$19,350

Gross profit (loss):
Illumination	$5,313	$5,221
Optical components	1,000	891
Photonic Products	2,722	579

Total gross profit (loss)	$9,035	$6,691

Operating profit (loss)
Illumination	$(4,257)	$(2,869)
Optical components	(748)	(849)
Photonic Products	(1,296)	36

Total operating profit (loss)	$(6,301)	$(3,682)

	2007	2006
	(In thousands)
Years Ended December 31
Current assets:
Illumination	$5357	$4,967
Optical components	683	444
Photonic Products	3,110	3,042
Corporate	1,625	1,343

Total current assets	$10,775	$9,796

Property, plant & equipment:
Illumination	$2,984	$2,827
Optical components	2,668	3,400
Photonic Products	845	499
Corporate	3,967	4,529

Total property, plant & equipment	$10,464	$11,255

Intangible assets:
Illumination	$206	$518
Optical components	247	—
Photonic Products	3,324	4,173
Corporate	—	—

Total intangible assets	$3,777	$4,691

Goodwill:
Illumination	$2,677	$2,677
Optical components	8	—
Photonic Products	5,384	5,280
Corporate	—	—

Total goodwill	$8,069	$7,957

Other assets:
Illumination	$362	$391
Optical components		—
Photonic Products	—	—
Corporate	591	853

Total other assets	$953	$1,244

	2007	2006
	(In thousands)
Years Ended December 31
Total assets:
Illumination	11,587	11,380
Optical components	3,606	3,844
Photonic Products	12,663	12,994
Corporate	6,182	6,725
Assets from discontinued operations	—	36

Total assets	$34,038	$34,979

Revenues by geographic area:
United States	$13,665	$9,179
Canada, Mexico & So. America	2,619	2,292
Europe	9,404	5,601
Asia & the rest of the world	4,199	2,278

Total	$29,887	$19,350

The Company’s long-lived assets consist of property, plant and equipment, goodwill and intangible assets located in the following geographic locations:

	2007	2006
	(In thousands)
Years Ended December 31
Long-lived assets by geographic area:
United States	$10,703	$8,930
Canada	1,907	3,182
Europe	148	1,537
UK	9,552	10,254

Total	$22,310	$23,903

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A(T).    CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

This report on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control Over Financial Reporting

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

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Election of Directors,” “Executive Officers,” “Corporate Governance and Board Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Involvement in Legal Proceedings.”

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

Item 10.	EXECUTIVE COMPENSATION

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Executive Compensation” and “Director Compensation.”

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information as of December 31, 2007

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2007.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,422,617	$4.76	6,241,273
Equity compensation plans not approved by security holders	—	—	—
Total	2,422,617	$4.76	6,241,273

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters.”

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

March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ MARK W. BLODGETT Mark W. Blodgett	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 31, 2008

/S/ TIMOTHY P. LOSIK Timothy P. Losik	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008

/S/ ROBERT J. DRUMMOND Robert J. Drummond	Director	March 31, 2008

/S/ DIETMAR KLENNER Dietmar Klenner	Director	March 31, 2008

/S/ BEN S. LEVITAN Ben S. Levitan	Director	March 31, 2008

/S/ RAYMOND J. OGLETHORPE Raymond J. Oglethorpe	Director	March 31, 2008

/S/ PARVIZ TAYEBATI Parviz Tayebati	Director	March 31, 2008

/S/ PATRICK J. ZILVITIS Patrick J. Zilvitis	Director	March 31, 2008

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1	Restated Articles of Organization of the Registrant is incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000 (File No. 000-27372).

3.2	Amendment, dated May 24, 2001, to the Amended and Restated Articles of Organization of the Registrant is incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 (File No. 000-27372).

3.3	Amended and Restated Bylaws of the Registrant are incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005 (File No. 000-27372).

3.4	Amendment No. 1 to Amended and Restated ByLaws of the Registrant, dated August 28, 2007, is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on August 30, 2007 (File No. 000-27372).

4	Specimen Stock Certificate of common stock, $.001 par value per share is incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005 (File No. 000-27372).

10.1*	1996 Stock Option and Incentive Plan is incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-39080).

10.2*	Form of Incentive Option Agreement under the 1996 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.1(b) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-27372).

10.3*	Form of Nonqualified Option Agreement for employees under the 1996 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.1(c) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-27372).

10.4*	Form of Nonqualified Option Agreement for non-employee directors under the 1996 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.1(d) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-27372).

10.5*	2000 Stock Option and Incentive Plan is incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-39082).

10.6*	Amendment No. 1 to the 2000 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.3(e) of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 (File No. 000-27372).

10.7*	Amended Form of Incentive Stock Option Agreement under the 2000 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.3(f) of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 (File No. 000-27372).

10.8*	Amended Form of Nonqualified Stock Option Agreement for employees under the 2000 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.3(g) of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 (File No. 000-27372).

10.9*	Amended Form of Nonqualified Stock Option Agreement for non-employee directors under the 2000 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.3(h) of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 (File No. 000-27372).

10.10*	2000 Employee Stock Purchase Plan is incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-39082).

Exhibit No.	Description of Document
10.11*	Amendment No. 1 to 2000 Employee Stock Purchase Plan, dated June 26, 2001, is incorporated by reference to Exhibit 10.4(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-27372).

10.12*	2004 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004 (File No. 000-27372).

10.13*	Amendment to 2004 Stock Option and Incentive Plan is incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed May 27, 2005 (File No. 000-27372).

10.14*	Form of Incentive Stock Option Agreement (Annual Grant) is incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 filed on October 22, 2004 (File No. 333-119911).

10.15*	Form of Non-Qualified Stock Option Agreement (Annual Grant) is incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 filed on October 22, 2004 (File No. 333-119911).

10.16*	Form of Restricted Stock Agreement under 2004 Stock Option and Incentive Plan is incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on May 27, 2005 (File No. 000-27372).

10.17*	2007 Stock Incentive Plan is incorporated by reference to Appendix D to the Registrant’s Definitive Schedule 14A filed on April 20, 2007 (File No. 000-27372).

10.18*	Form of Non-Statutory Stock Option Agreement is incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on May 24, 2007 (File No. 000-27372).

10.19*	Form of Incentive Stock Option Agreement is incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on May 24, 2007 (File No. 000-27372).

10.20*	Form of Restricted Stock Agreement is incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on May 24, 2007 (File No. 000-27372).

10.21*	Separation Plan for Executive Officers is incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-27372).

10.22*	StockerYale, Inc. Management Incentive Plan is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2007 (File No. 000-27372).

10.23*	Offer Letter, dated as of December 18, 2007 and effective as of January 7, 2008, by and between the Registrant and Timothy P. Losik is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 11, 2008 (File No. 000-27372).

10.24*	Policy Regarding Compensation of Independent Directors is incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed May 27, 2005 (File No. 000-27372).

10.25*	Amendment to Policy Regarding Compensation of Independent Directors is incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 (File No. 000-27372).

10.26*	Amended and Restated Policy Regarding Compensation of Independent Directors.

10.27	Stockholders Agreement, dated November 17, 2000, by and among the Registrant, Optune Technologies, Inc. and Nicolae Miron is incorporated by reference to Exhibit 10.5(b) of the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000 (File No. 000-27372).

Exhibit No.	Description of Document
10.28	Common Stock Purchase Warrant, dated as of September 24, 2003, issued by the Registrant to Laurus Master Fund, Ltd. is incorporated by reference to Exhibit 99.5 of the Registrant’s Registration Statement on Form S-3 filed on October 17, 2003 (File No. 333-109790).

10.29	Securities Purchase Agreement, dated as of September 24, 2003, by and between the Registrant and Laurus Master Fund, Ltd. is incorporated by reference to Exhibit 99.4 of the Registrant’s Registration Statement on Form S-3 filed on October 17, 2003 (File No. 333-109790).

10.30	Registration Rights Agreement, dated as of September 24, 2003, by and between the Registrant and Laurus Master Fund, Ltd. is incorporated by reference to Exhibit 99.3 of the Registrant’s Registration Statement on Form S-3 filed on October 17, 2003 (File No. 333-109790).

10.31	Securities Purchase Agreement, dated as of February 3, 2004, among the Registrant and certain signatories thereto, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated February 3, 2004 (File No. 000-27372).

10.32	Form of Warrant to Purchase common stock, issued by the Registrant to certain investors, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated February 3, 2004 (File No. 000-27372).

10.33	Form of Additional Investment Right Agreement, between the Registrant and certain investors, is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K dated February 3, 2004 (File No. 000-27372).

10.34	Securities Purchase Agreement, made and entered into as of February 20, 2004, by and among the Registrant and Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated February 25, 2004 (File No. 000-27372).

10.35	Registration Rights Agreement, made and entered into as of February 20, 2004, by and between the Registrant and Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated February 25, 2004 (File No. 000-27372).

10.36	Common stock Purchase Warrant, dated February 20, 2004, issued by the Registrant to Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K dated February 25, 2004 (File No. 000-27372).

10.37	Securities Purchase Agreement, made and entered into as of June 10, 2004, by and among the Registrant and Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 10, 2004 (File No. 000-27372).

10.38	Registration Rights Agreement, made and entered into as of June 10, 2004, by and between the Registrant and Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 10, 2004 (File No. 000-27372).

10.39	Security Agreement, made and entered into as of June 10, 2004, by and between the Registrant and Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 10, 2004 (File No. 000-27372).

10.40	Common Stock Purchase Warrant, issued by the Registrant to Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated June 10, 2004 (File No. 000-27372).

10.41	Form of Securities Purchase Agreement, dated December 2004, between the Registrant and Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 000-27372).

10.42	Form of Registration Rights Agreement, dated December 2004, between the Registrant and Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 000-27372).

Exhibit No.	Description of Document
10.43	Form of Common Stock Purchase Warrant, dated December 2004, issued by the Registrant to Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 000-27372).

10.44	Form of Stock Purchase Agreement, dated December 2004, among the Registrant and certain parties signatories thereto, is incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 000-27372).

10.45	Form of Warrant to Purchase common stock, dated December 2004, issued by the Registrant to certain investors, is incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K/A filed on January 14, 2005 (File No. 000-27372).

10.46	Senior Promissory Note, dated May 12, 2005, issued to The Eureka Interactive Fund Ltd. is incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed May 16, 2005 (File No. 000-27372).

10.47	Amendment No. 1, dated August 26, 2005, to the Senior Promissory Note dated May 12, 2005 by and between the Registrant and The Eureka Interactive Fund Ltd. is incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 (File No. 000-27372).

10.48	Amendment No. 2, dated December 15, 2005, to Senior Promissory Note dated May 12, 2005 by and between the Registrant and The Eureka Interactive Fund Ltd. is incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed December 20, 2005 (File No. 000-27372).

10.49	Amendment No. 3 to Senior Promissory Note, dated December 27, 2006, by and between the Registrant and The Eureka Interactive Fund Ltd. is incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed December 28, 2006 (File No. 000-27372).

10.50	Common Stock Purchase Warrant, dated May 12, 2005, issued to The Eureka Interactive Fund Ltd. is incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed May 16, 2005 (File No. 000-27372).

10.51	Amendment and Waiver entered into by and between the Registrant and Smithfield Fiduciary LLC, dated as of July 13, 2005, is incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-27372).

10.52	Amendment and Waiver entered into by and between the Registrant and Laurus Master Fund, Ltd., dated as of July 13, 2005, is incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-27372).

10.53	Common Stock Purchase Warrant issued by the Registrant to Smithfield Fiduciary LLC, dated as of July 13, 2005, is incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-27372).

10.54	Common Stock Purchase Warrant issued by the Registrant to Laurus Master Fund, Ltd., dated as of July 13, 2005, is incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-27372).

10.55	Amendment and Waiver entered into by and between the Registrant and Smithfield Fiduciary LLC, dated as of August 10, 2005, is incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-27372).

10.56	Amendment and Waiver entered into by and between the Registrant and Laurus Master Fund, Ltd., dated as of August 10, 2005, is incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-27372).

Exhibit No.	Description of Document
10.57	Stock and Warrant Purchase Agreement, dated August 12, 2005, by and between the Registrant and The Eureka Interactive Fund Ltd., is incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-27372).

10.58	Common Stock Purchase Warrant, dated August 12, 2005, issued by the Registrant to The Eureka Interactive Fund Ltd., is incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-27372).

10.59	Stock and Warrant Purchase Agreement, dated August 16, 2005, by and between the Registrant and Van Wagoner Crossover Fund is incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-3 filed October 17, 2005 (File No. 333-129065).

10.60	Common Stock Purchase Warrant, dated August 16, 2005, issued by the Registrant to Van Wagoner Crossover Fund is incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-3 filed October 17, 2005 (File No. 333-129065).

10.61	Common Stock Purchase Warrant, dated December 15, 2005, issued by the Registrant to The Eureka Interactive Fund Ltd., is incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-3 filed January 27, 2006 (File No. 333-131353).

10.62	Securities Purchase Agreement entered into by and between the Registrant and Laurus Master Fund, Ltd., dated as of December 30, 2005, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 4, 2006 (File No. 000-27372).

10.63	Registration Rights Agreement entered into by and between the Registrant and Laurus Master Fund, Ltd., dated as of December 30, 2005, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed January 4, 2006 (File No. 000-27372).

10.64	Secured Term Note issued by the Registrant to Laurus Master Fund, Ltd., dated as of December 30, 2005, is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed January 4, 2006 (File No. 000-27372).

10.65	Agreement of Purchase and Sale, dated November 22, 2005, by and between StockerYale Canada Inc. and The Standard Life Assurance Company of Canada is incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-3 filed January 27, 2006 (File No. 333-131353).

10.66	Lease Agreement, dated December 20, 2005, by and between StockerYale Canada Inc. and The Standard Life Assurance Company of Canada is incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-3 filed January 27, 2006 (File No. 333-131353).

10.67	Real Estate Purchase Agreement, dated November 29, 2005, by and between the Registrant and 55 Heritage LLC is incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-3 filed January 27, 2006 (File No. 333-131353).

10.68	First Amendment to Real Estate Purchase Agreement, dated December 22, 2005, by and between the Registrant and 55 Heritage LLC is incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-3 filed January 27, 2006 (File No. 333-131353).

10.69	Lease, dated December 29, 2005, by and between the Registrant and 55 Heritage LLC is incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-3 filed January 27, 2006 (File No. 333-131353).

10.70	Form of Indemnification Agreement, as executed by Mark Blodgett, Robert Drummond, Dietmar Klenner, Ben Levitan, Raymond Oglethorpe, Parviz Tayebati, Patrick Zilvitis, Timothy Losik and Marianne Molleur is incorporated by reference to Exhibit 10.63 of the Registrant’s Annual Report on Form 10-KSB filed March 31, 2006. (File No. 000-27372).

Exhibit No.	Description of Document
10.71	Security and Purchase Agreement, dated as of June 28, 2006, by and between StockerYale, Inc. and Laurus Master Fund, Ltd. is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 5, 2006 (File No. 000-27372).

10.72	Registration Rights Agreement, dated as of June 28, 2006, by and between StockerYale, Inc. and Laurus Master Fund, Ltd. is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on July 5, 2006 (File No. 000-27372).

10.73	Secured Non-Convertible Revolving Note, dated as of June 28, 2006, issued by StockerYale, Inc. to Laurus Master Fund, Ltd. is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on July 5, 2006 (File No. 000-27372).

10.74	Securities Purchase Agreement, dated June 19, 2007, by and between the Registrant and Laurus Master Fund, Ltd. is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2007 (File No. 000-27372).

10.75	Registration Rights Agreement, dated June 19, 2007, by and between the Registrant and Laurus Master Fund, Ltd. is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 22, 2007 (File No. 000-27372).

10.76	Note Amendment Agreement, dated June 19, 2007, by and between the Registrant and Laurus Master Fund, Ltd. is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 22, 2007 (File No. 000-27372).

10.77	Secured Term Note, dated June 19, 2007, issued by the Registrant to Laurus Master Fund, Ltd. is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 22, 2007 (File No. 000-27372).

10.78	Registration Rights Agreement Amendment, dated July 31, 2007, by and between the Registrant and Laurus Master Fund, Ltd. is incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 (File No. 000-27372).

10.79	Registration Rights Agreement Amendment, dated December 28, 2007, by and between the Registrant and Laurus Master Fund, Ltd.

10.80	Amendment to Securities Purchase Agreement, dated as of December 28, 2007, by and between StockerYale, Inc., Laurus Master Fund, Ltd and Valens U.S. SPV I, LLC is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 4, 2008 (File No. 000-27372).

10.81	Amendment to Securities Purchase Agreement, dated as of December 28, 2007, by and among StockerYale, Inc., Laurus Master Fund, Ltd. and PSource Structured Debt Limited is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on January 4, 2008 (File No. 000-27372).

10.82	Registration Rights Agreement, dated as of December 28, 2007, by and between StockerYale, Inc. and Valens U.S. SPV I, LLC is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on January 4, 2008 (File No. 000-27372).

10.83	Registration Rights Agreement, dated as of December 28, 2007, by and between StockerYale, Inc. and PSource Structured Debt Limited is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on January 4, 2008 (File No. 000-27372).

10.84	Amended and Restated Secured Term Note, dated as of December 28, 2007, issued by StockerYale, Inc. to Valens U.S. SPV I, LLC is incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on January 4, 2008 (File No. 000-27372).

Exhibit No.	Description of Document
10.85	Amended and Restated Secured Term Note, dated as of December 28, 2007, issued by StockerYale, Inc. to Laurus Master Fund, Ltd is incorporated herein by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed on January 4, 2008 (File No. 000-27372).

10.86	Amended and Restated Secured Term Note, dated as of December 28, 2007, issued by StockerYale, Inc. to PSource Structured Debt Limited is incorporated herein by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on January 4, 2008 (File No. 000-27372).

10.87	Amended and Restated Secured Term Note, dated as of December 28, 2007, issued by StockerYale, Inc. to Laurus Master Fund, Ltd is incorporated herein by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed on January 4, 2008 (File No. 000-27372).

10.88	Stock Purchase Agreement, dated as of October 31, 2006, by and among StockerYale, Inc., StockerYale (UK) Ltd. and the stockholders of Photonic Products Ltd. is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 6, 2006 (File No. 000-27372).

10.89	Bond, dated as of October 31, 2006, issued by StockerYale (UK) Ltd. to Johanna Pope is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on November 6, 2006 (File No. 000-27372).

10.90	Bond, dated as of October 31, 2006, issued by StockerYale (UK) Ltd. to Anthony Brian Pope is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on November 6, 2006 (File No. 000-27372).

10.91	Bond, dated as of October 31, 2006, issued by StockerYale (UK) Ltd. to Damon Cookman is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on November 6, 2006 (File No. 000-27372).

10.92	Common Stock Purchase Warrant, dated as of October 31, 2006, issued by StockerYale, Inc. to The Eureka Interactive Fund Ltd. is incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on November 6, 2006 (File No. 000-27372).

10.93	10% Senior Fixed Rate Secured Bond, dated as of October 31, 2006, issued by StockerYale (UK) Ltd. to The Eureka Interactive Fund Ltd. is incorporated herein by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed on November 6, 2006 (File No. 000-27372).

10.94	Charge Over Shares, dated as of October 31, 2006, by and among StockerYale, Inc., StockerYale (UK) Ltd. and The Eureka Interactive Fund Ltd. is incorporated herein by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on November 6, 2006 (File No. 000-27372).

10.95	Securities Purchase Agreement, dated as of January 26, 2007, by and between StockerYale, Inc. and Smithfield Fiduciary LLC is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 29, 2007 (File No. 000-27372).

10.96	Registration Rights Agreement, dated as of January 26, 2007, by and between StockerYale, Inc. and Smithfield Fiduciary LLC is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on January 29, 2007 (File No. 000-27372).

10.97	Warrant to Purchase common stock, dated as of January 26, 2007, issued by StockerYale, Inc. to Smithfield Fiduciary LLC is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on January 29, 2007 (File No. 000-27372).

10.98	Instrument Constituting US$4,750,000 10% Senior Fixed Rate Secured Bond, dated October 31, 2006, issued by StockerYale (UK) Ltd. to The Eureka Interactive Fund Ltd. is incorporated herein by reference to Exhibit 10.75 of the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006 (File No. 000-27372).

Exhibit No.	Description of Document
10.99	Instrument Constituting US$1,021,414.62 10% Fixed Rate Bond, dated January 15, 2007, issued by the Registrant to The Eureka Interactive Fund Ltd. is incorporated herein by reference to Exhibit 10.76 of the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006 (File No. 000-27372).

14	Amended and Restated Code of Business Conduct and Ethics is incorporated herein by reference to Exhibit 14 of the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2006 (File No. 000-27372).

21	Subsidiaries of the Registrant.

23	Consent of Vitale, Caturano & Co., Ltd.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement filed in response to Item 13 of Form 10-KSB.