Form 10-Q
period 2008-03-31
STOCKERYALE INC
filed 2008-05-15
CIK 94538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-27372

StockerYale, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	04-2114473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32 Hampshire Road Salem, New Hampshire	03079
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (603) 893-8778

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 14, 2008, there were 39,155,407 shares of the registrant’s common stock outstanding.

STOCKERYALE, INC.

Item 1.	Financial Statements.

STOCKERYALE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands except share and per share data

Unaudited

	March 31, 2008	December 31, 2007
Assets

Current assets:

Cash and cash equivalents	$2,408	$1,577

Restricted cash	18	18

Accounts receivable less allowances of $61 at March 31, 2008 and $62 at December 31, 2007	4,554	4,535

Inventories	4,123	4,180
Prepaid expenses and other current assets	385	465

Total current assets	11,488	10,775

Net property, plant and equipment	9,904	10,464

Goodwill	8,063	8,069

Acquired intangible assets, net	3,441	3,777

Other long-term assets	1,383	953

Total assets	$34,279	$34,038

Current liabilities:

Revolving line of credit	$1,526	$—
Current portion of long-term debt, net of unamortized discount of $573 at March 31, 2008 and $607 at December 31, 2007	1,945	1,308
Current portion of capital lease obligations	163	158
Current portion of financing lease obligations	444	447

Accounts payable	3,939	3,590

Accrued expenses	2,393	2,766

Total current liabilities	10,410	8,269
Long-term debt, net of unamortized discount of $828 at March 31, 2008 and $955 at December 31, 2007	11,415	11,864
Capital lease obligations, net of current portion	239	275
Financing lease obligations, net of current portion	3,204	3,200
Deferred income taxes	869	931

Total liabilities	26,137	24,539

Stockholders’ equity:
Common stock, par value $0.001; shares authorized 100,000,000; 38,941,125 shares issued and outstanding at March 31, 2008 and 38,555,618 at December 31, 2007	39	39

Paid-in capital	100,605	99,698

Accumulated other comprehensive income	2,931	3,029

Accumulated deficit	(95,433)	(93,267)

Total stockholders’ equity	8,142	9,499

Total liabilities and stockholders’ equity	$34,279	$34,038

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended March 31,
	2008	2007
	In thousands except per share data
Revenue	$8,062	$7,476

Cost of sales	5,603	4,904

Gross profit	2,459	2,572

Operating expenses:
Selling expenses	1,135	1,017
General and administrative	1,761	1,478
Research and development	760	770
Amortization of intangibles	330	307

Total operating expenses	3,986	3,572

Loss from operations	(1,527)	(1,000)
Other expense, net	148	154
Interest expense	318	311
Amortization of debt discount and financing costs	255	267

Loss from continuing operations before income tax benefit	(2,248)	(1,732)

Income tax benefit	61	83

Loss from continuing operations	(2,187)	(1,649)

Income from discontinued operations, net of tax	21	18

Net loss	$(2,166)	$(1,631)

Basic and diluted net loss per share from continuing operations	$(0.06)	$(0.05)
Basic and diluted net loss per share from discontinued operations	$(0.00)	$(0.00)

Basic and diluted net loss per share	$(0.06)	$(0.05)

Basic and diluted weighted average shares outstanding	36,727	34,047

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
	2008	2007
	In thousands
Operations
Net loss	$(2,166)	$(1,631)
Income from discontinued operations, net of tax	21	18

Loss from continuing operations	(2,187)	(1,649)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	276	101
Depreciation and amortization	850	773
Amortization of debt discount and financing costs	255	267
Non cash interest expense	72	61
Provision for inventories	11	60
Provision for bad debts	—	3
Deferred income taxes	(62)	(68)
Other change in assets and liabilities:
Accounts receivable	(60)	(357)
Inventories	(34)	(70)
Prepaid expenses and other current assets	73	61
Accounts payable	488	(211)
Accrued expenses	(366)	(94)
Other assets and liabilities	1	(36)

Net cash used in continuing operations	(683)	(1159)
Net cash provided by (used in) discontinued operations	—	38

Net cash used in operating activities	(683)	(1,121)
Financing
Net proceeds from sale of common stock	—	2,290
Restricted cash related to credit facilities	—	8
Borrowings / (Repayments) of revolving credit facilities - U.S.	461	(290)
Borrowings of revolving credit facilities - U.K.	1,532	—
Principal repayment of long-term debt	(481)	(526)
Debt issuance costs	(11)	—

Net cash provided by continuing activities	1,501	1,482
Net cash provided by (used in) discontinued operations	—	—

Net cash provided by financing activities	1,501	1,482
Investing
Payments of financing obligation	(64)	(69)
Purchases of plant and equipment	(26)	(151)

Net cash (used in) continuing operations	(90)	(220)
Net cash provided by discontinued operations	21	21

Net cash (used in) investing activities	(69)	(199)
Effect of exchange rate on cash	82	69
Net change in cash and equivalents	831	231
Cash and equivalents, beginning of period	1,577	1,366

Cash and equivalents, end of period	$2,408	$1,597

Supplemental disclosure of cash flow information:
Cash paid for interest	$283	$316
Issuance of restricted stock	114	9
Common stock issued with financing	51	—
Additional discount from extension of warrants	477	—
Forgiveness of accounts payable	102	—
Non-cash exercise of warrants	—	28

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by StockerYale, Inc. (the “Company”) and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (i) the results of operations for the three month periods ended March 31, 2008 and 2007, (ii) the financial position at March 31, 2008 and December 31, 2007, and (iii) the cash flows for the three month periods ended March 31, 2008 and 2007. These interim results are not necessarily indicative of results for a full year or any other interim period.

The accompanying consolidated financial statements and notes are condensed as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. These statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis through improved operations and/or additional financing. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

The Company took certain actions in 2007 to reduce its overall cost structure and will continue to implement such actions throughout 2008. In addition, the Company intends to focus on increasing the pace with which operational improvements are able to improve its financial performance and the consistency of its results. The Company intends to identify additional opportunities to lower its costs and manage the business more efficiently.

The Company is considering different ways to raise additional capital including through offerings of debt securities, the sale of its equity securities, or borrowings from financial institutions.

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

(2) LOSS PER SHARE

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic and diluted net loss per common share for the three months ended March 31, 2008 and 2007, respectively is calculated by dividing the net loss applicable to common stockholders by the weighted average number of vested common shares outstanding. There were 3,943,479 options and 6,443,316 warrants outstanding as of March 31, 2008 and 2,604,634 options and 7,589,057 warrants outstanding as of March 31, 2007 which were not included in the diluted shares calculation because their inclusion would be anti-dilutive. The Company had 2,100,751 and 1,278,075 shares of unvested restricted stock outstanding as of March 31, 2008 and March 31, 2007, respectively. The unvested shares of restricted stock were not included in the diluted shares calculation as their effect would be anti-dilutive.

(3) REVENUE RECOGNITION

The Company recognizes revenue from sales of standard and non-standard products and funded research and development and product development for commercial companies and government agencies. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) as updated by Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition and Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables, and Statements of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

The Company recognizes revenue from product sales at the time of shipment and when persuasive evidence of an arrangement exists, performance of the Company’s obligation is complete, the price to the buyer is fixed or determinable, and collectability is reasonably assured. The Company’s non-standard products are limited to components supplied to original equipment manufacturers and produced in accordance with a customer-approved design. Non-standard product revenue is recognized when the criteria for acceptance has been met. Title to the product generally passes upon shipment, as products are generally shipped FOB shipping point. In certain limited situations, distributors have the right to return products. Such rights of return have not precluded revenue recognition because the Company has a long history with such returns and accordingly is able to estimate a reserve for their cost.

Revenue from funded research and development and product development is recognized based on contractual arrangements, which may be based on cost reimbursement or fixed fee-for-service models. Revenue from reimbursement contracts is recognized as services are performed and collectability is reasonably assured. On fixed-price contracts, revenue is generally recognized on a percentage-of-completion basis based on the proportion of costs incurred to the total estimated costs of the contract. When the current estimates of total contract revenue and contract costs indicate a loss, a provision for the entire loss on the contract is recorded.

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

(4) WARRANTY

The Company provides warranties on most of its products for periods of between one to two years. The warranty is limited to the cost of the product and the Company will repair or replace the product as required. The Company monitors the actual warranty repair costs and trends versus the reserve as a percent of sales. The Company periodically adjusts the warranty provision based on the actual experience and for any particular known instances.

Warranty Reserves:

Quarters Ended March 31	2008	2007
	In thousands
Balance at December 31	$302	$259
Charges to costs and expenses	63	37
Account write-offs and other deductions	(42)	(31)

Balance at March 31	$323	$265

(5) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead. Inventories are as follows:

	March 31, 2008	December 31, 2007
	In thousands
Finished goods	$1,158	$1,066
Work-in-process	550	665
Raw materials	2,415	2,449

Net inventories	$4,123	$4,180

(6) STOCK BASED COMPENSATION PLANS AND STOCK-BASED COMPENSATION EXPENSE

The Company has stock-based compensation plans for its employees, officers, and directors. The plans permit the grant of a variety of awards with various terms and prices as determined by the Governance, Nominating and Compensation Committee (“GNCC”) of the Company’s Board of Directors. Generally the grants vest over terms of two to four years and are priced at fair market value, or in certain circumstances 110% of the fair market value, of the common stock on the date of the grant. The options are generally exercisable after the period specified in the option agreement, but no option may be exercised after 10 years from the date of grant.

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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, (“SFAS 123(R)”) and SEC Staff Accounting Bulletin No. 107, Share Based Payments, (“SAB 107”). SFAS 123(R) establishes accounting for stock-based awards issued for employee services, while SAB107 provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company recorded compensation costs as the requisite service was rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). Periods prior to adoption have not been restated.

In March 2005, the Securities and Exchange Commission (SEC) issued SAB 107, which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The new guidance includes the SEC’s view on the valuation of share-based payment arrangements for public companies and clarifies some of SFAS 123(R)’s implementation for registrants. The Company adopted the provisions of SAB 107 on January 1, 2006.

Stock Option Awards

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the Company’s stock, at the time of the award. The average expected option term was estimated at 5 years. The risk-free interest rate is based on U.S. Treasury zero-coupon issues assumed at the date of grant and no dividends were assumed in the calculation. The compensation expense recognized for all equity-based awards is net of estimated forfeitures for the three months ending March 31, 2008 and 2007. Forfeitures are estimated based on the historical trends. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. There were no options granted during the three months ended March 31, 2007.

On March 17, 2008, the GNCC adopted a stock option incentive program for 2008. The GNCC adopted a policy of granting performance-based options to purchase shares of the Company’s common stock to various executive officers and key employees. All options shall vest and become exercisable on the date the Company publicizes its earnings press release regarding fiscal 2008 results, if the stated performance goals are met. If the performance goals are not met, the options immediately terminate. Options for a total of 1,522,300 shares of common stock were granted under this performance-based program on March 17, 2008.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The assumptions for grants during the three months ended March 31, 2008 were as follows:

Three Months Ended March 31, 2008
Volatility	97.81%
Expected option life	5.5
Interest rate (risk free)	2.23%
Dividends	None
Weighted average grant date fair value	$0.37

A summary of option activity as of March 31, 2008 and changes during the first quarter is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2007	2,422,617	$4.76	4.16	$94
Granted	1,522,300	0.48	—	—
Exercised	—	—	—	—
Cancelled	(1,438)	1.22	—	—

Balance at March 31, 2008	3,943,479	$3.92	6.26	$46
Vested and Exercisable at March 31, 2008	2,316,372	$4.92	3.47	—

As of March 31, 2008, there was a total unrecognized compensation cost of approximately $537,000 related to non-vested stock options granted. The cost is expected to be recognized over the next 0.75 years. There were no options exercised in the three months ended March 31, 2008.

Restricted Share Awards (“RSAs”)

The Company has awarded to a number of key employees restricted shares of the Company’s common stock. The RSAs vest in equal annual installments over a period of four years, assuming continued employment, with some exceptions. The fair market value of the RSAs is based on the fair market value per share of the Company’s common stock on the date of grant and is amortized over the vesting period. During the quarter ended March 31, 2008, 165,000 shares of restricted stock were issued and 92,747 shares of restricted stock vested.

On June 30, 2007, the GNCC approved the StockerYale, Inc. Management Incentive Plan. The Management Incentive Plan is designed to recognize and reward the achievement of financial, business and management goals that are essential to the success of StockerYale and its subsidiaries. The Management Incentive Plan covers certain executive and senior employees of StockerYale, as determined by the GNCC.

Upon satisfaction and achievement of financial targets, as determined by the Board of Directors, or the GNCC, and based on the financial results of the target period, each participant shall receive a grant of fully-vested shares of the Company’s common stock, $.001 par value per share. As of December 31, 2007 certain executives are eligible to receive up to 1,404,000 shares of StockerYale’s common stock under the Management Incentive Plan. As of March 31, 2008, no shares have been earned or issued related to the Management Incentive Plan. This incentive plan and all grants and awards made under the plan shall be made under the terms of the Company’s 2007 Stock Incentive Plan.

A summary of the status of the Company’s RSAs as of March 31, 2008 and changes during the first quarter is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2007	2,057,998	$1.22
Granted	165,000	0.69
Vested	(92,747)	1.21
Cancelled	(29,500)	1.31

Non-vested at March 31, 2008	2,100,751	$1.18

As of March 31, 2008, there was a total unrecognized compensation cost of approximately $2,264,000 related to non-vested RSAs. The Company expects to recognize the costs over the next 2.9 years.

(7) COMPREHENSIVE LOSS

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive loss is as follows:

	Three Months Ended March 31,
	2008	2007
	In thousands
Net loss	$(2,166)	$(1,631)
Other comprehensive income (loss):	—	—
Cumulative translation adjustment	(96)	60

Comprehensive loss	$(2,262)	$(1,571)

(8) INTANGIBLE ASSETS

Intangible assets consist of trademarks, acquired patents and patented technologies, distributor and customer relationships and related contracts, trade and brand names and associated logos, technology design and programs, non-compete agreements and other intangible assets. There are no intangible assets with indefinite lives. Acquired patented technologies and trademarks are amortized over their estimated useful lives of between 10 –16 years.

Gross carrying amounts and accumulated amortization of intangible assets were as follows as of March 31, 2008 for each intangible asset class.

	Gross Carrying Amount	Accumulated Amortization	Carrying Value
		(in thousands)
Acquired patents, patented technology and purchased technology	$3,354	$(3,000)	$354
Trademarks	471	(471)	—
Acquired trade name	603	(107)	496
Acquired customer contracts and relationships	2,451	(717)	1,734
Acquired non-compete agreement	794	(374)	420
Acquired technology design and programs	415	(74)	341
Other	142	(46)	96
Total	$8,230	$(4,789)	$3,441

Gross carrying amounts and accumulated amortization of intangible assets were as follows as of December 31, 2007 for each intangible asset class.

	Gross Carrying Amount	Accumulated Amortization	Carrying Value
		(in thousands)
Acquired patents, patented technology and purchased technology	$3,354	$(2,900)	$454
Trademarks	471	(471)	—
Acquired trade name	604	(88)	516
Acquired customer contracts and relationships	2,454	(591)	1,863
Acquired non-compete agreement	795	(309)	486
Acquired technology design and programs	415	(61)	354
Other	143	(39)	104
Total	$8,236	$(4,459)	$3,777

Amortization of intangible assets was $330,000 for the three months ended March 31, 2008 and $307,000 for the three months ended March 31, 2007.

As of March 31, 2008, the estimated future amortization expense of intangible assets, in thousands, is as follows:

	Estimated Future Expense In thousands
	2008	2009	2010	2011	2012	2013 & thereafter
Amortization expense of intangible assets	$823	$971	$568	$422	$235	$422

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

(10) RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. The provisions of SFAS 161 will be adopted in 2009. The Company does not expect SFAS 161 to have a material impact on its consolidated financial statements.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB 51

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, Consolidated Financial Statements. SFAS 160 provides guidance for the accounting, reporting and disclosure of noncontrolling interests, also called minority interest. A minority interest represents the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The provisions of SFAS 160 will be adopted in 2009. The Company does not expect SFAS 160 to have a material impact on its consolidated financial statements.

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

FAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for- sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The Company adopted this statement on January 1, 2008 and it did not have an effect on the Company’s consolidated financial statements, as they did not make any fair value elections under this standard.

SFAS No. 157 “Defining Fair Value Measurement” and FASB Staff Position 157-2

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. However, FSP FAS No. 157-2 delayed the adoption date until January 1, 2009 for certain nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 on January 1, 2008 with respect to the Company’s financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.

(11) DEBT

A summary of the Debt Obligations of the Company is as follows:

	March 31 2008		December 31 2007
	In thousands
	$		$
Acquired note payable to Barclay’s Bank, maturing on November 16, 2009 and having an interest rate of 2.5% above Barclay’s base rate (7.75% at March 31, 2008 and 7.5% at December 31, 2007).		52		60

Borrowings under Confidential Invoice Discounting Agreement with Barclay’s Bank Sales Financing maturing February 5, 2011 with an interest rate of 1% above Barclay’s base rate (6.25% as of March 31, 2008).		1,526		—

Borrowings under Line of Credit Agreement with Laurus Master Fund, Ltd. maturing on June 28, 2009. $500,000 is due on March 31, 2009. The interest rate is the prime rate plus 1% (6.25% at March 31, 2008 and 8.25% at December 31, 2007).		3,298		2,838

Note Payable to Laurus Master Fund, Ltd. maturing on December 30, 2011, with an interest rate of prime plus 2%, (7.25% at March 31, 2008 and 9.25% at December 31, 2007) net of unamortized discount of $323 at March 31, 2008 and $371 at December 31, 2006.	3,202	3,379

Note Payable to Laurus Master Fund, Ltd. maturing on December 30, 2011, with an interest rate of 10.5%, net of unamortized discount of $117 at March 31, 2008 and $139 at December 31, 2007.	817	861

Note Payable to a private investor, maturing on January 15, 2008, with an interest rate of 10.25%.	—	35

Senior Fixed Rate Secured Bond payable to a private investor, maturing on October 31, 2011, with an interest rate of 10%, net of unamortized discount of $961 at March 31, 2008 and $1,052 at December 31, 2007.	3,591	3,599

Bonds payable to the former stockholders of Photonic Products Ltd., maturing on October 31, 2009, with an interest rate of LIBOR plus 1% (4.01% at March 31, 2008 and 5.75% at December 31, 2007).	2,400	2,400

Sub-total debt	14,886	13,172
Less – revolving debt	(1,526)	—
Less – current portion of long-term debt	(1,945)	(1,308)

Total long-term debt	$11,415	$11,864

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

The Company began making monthly payments to Laurus of accrued interest only on August 1, 2006. The outstanding principal under the note accrues interest at an annual rate of 1% above the prime rate. The interest rate was 6.25% as of March 31, 2008. The Company may elect to prepay the note at any time, in whole or in part, without penalty or premium. All unpaid principal plus accrued but unpaid interest is due and payable on June 28, 2009.

On March 31, 2008, Laurus granted the Company the ability to borrow up to $500,000 over the limit defined by qualified receivables and inventory for one year, expiring March 31, 2009. In consideration, the Company issued and sold to Laurus 100,000 shares of its common stock at a per share purchase price of $.01, for an aggregate purchase price of $1,000, and extended the term of all outstanding warrants issued to Laurus for an additional 5 years. The Company recorded debt acquisition costs relating to the line of credit for cash fees paid of approximately $21,000 and an additional amount as debt acquisition costs of approximately $528,000 representing the fair market value of the stock issued and the warrant modification. The debt acquisition charges are being amortized over the one year life of the overadvance agreement. The Company used the Black-Scholes model to calculate the impact of the warrant modification. There were a total of 1,820,000 warrants. The factors used were as follows: (i) warrant exercise prices ranged from $0.80 to $3.12, (ii) the years ranged from 2.5 to 9 years, (iii) volatility rates ranged from 73.79% to 98.55%, (iv) the risk free interest rates ranged from 1.62% to 3.45% and (v) no dividends were assumed. The value of the warrant modifications was calculated at approximately $477,000.

There was $3,298,000 outstanding under the line of credit as of March 31, 2008, which has been classified as $500,000 current portion of long-term debt and $2,798,000 long-term debt, and $2,838,000 outstanding as of December 31, 2007, which has been classified as long-term debt. There was a credit line overdraft of approximately $93,000 at March 31, 2008, which is included in the current portion of long-term debt.

Barclay’s Bank, PLC

On February 6, 2008, the Company’s Photonic Products subsidiary entered into a Confidential Invoice Discounting Agreement with Barclay’s Bank Sales Financing (“Barclay’s”). Under the Discounting Agreement, a three-year revolving line of credit was established. The Discounting Agreement provides for a revolving line of credit not to exceed an aggregate principal amount of £700,000 ($1,400,000) and grants a security interest in and lien upon all of Photonic Products’ trade receivables in favor of Barclay’s. The Company may borrow a total amount at any given time up to $1,400,000, limited to qualifying receivables as defined. The proceeds from this line of credit were used to pay in full the outstanding amount under the overdraft facility between Photonic Products and Barclay’s Bank, PLC.

The facility requires the maintenance of certain financial covenants including annual sales and minimum tangible net worth. Barclay’s also reserves the right to review the facility in the event of losses in any 3-month rolling period. The Company paid a fee of £1,500, which was expensed.

The Company began making monthly payments to Barclay’s of accrued interest only on February 29, 2008. The outstanding principal under the note accrues interest at an annual rate of 1% above Barclay’s base rate. The interest rate was 6.25% as of March 31, 2008. The Company may elect to prepay the note at any time, in whole or in part, without penalty or premium upon 3 months notice. All unpaid principal plus accrued but unpaid interest is due and payable on February 5, 2011.

At March 31, 2008, $1,526,000 was outstanding under the facility, all of which was classified as revolving line of credit. There was a credit line overdraft of approximately $126,000 at March 31, 2008, included in the revolving line of credit balance.

(12) Stock and Warrant Purchase Agreement

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

The Company and Smithfield Fiduciary LLC also entered into a Registration Rights Agreement under which the Company agreed, at its sole expense, to file a registration statement within seven business days to register for resale under the Securities Act of 1933, as amended, the shares issuable upon exercise of the warrant and the shares of common stock issued and sold to Smithfield Fiduciary LLC under the Securities Purchase Agreement. The Company filed a registration statement that was declared effective on February 14, 2007.

(13) DISCONTINUED OPERATIONS

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

Included in income from discontinued operations for each of the quarters ended March 31, 2008 and 2007 was additional cash consideration received under certain notes receivable of $21,000. As of March 31, 2008, the Company is due up to an additional $69,000 under the notes receivable.

(14) COMMITMENTS AND CONTINGENCIES

Lease obligation treated as financing

On December 30, 2005, the Company closed a sale-leaseback transaction on the Company’s Salem, New Hampshire headquarters with 55 Heritage LLC. The terms of the Real Estate Purchase Agreement dated November 29, 2005, as amended on December 22, 2005, between the Company and the buyer were that (i) the Company agreed to sell the property to the buyer for $4,700,000, and (ii) the Company agreed to lease from the new owner (a) approximately 32,000 square feet of the property for an initial term of five years with a rental rate during the term of $192,000 per year in base rent and (b) approximately 63,000 square feet of the property for an initial term of five years with rental rates ranging from approximately $220,500 to $315,000 per year in base rent, plus a pro rata share of all operating costs of the property. The Company plans to sublease all or part of the 63,000 square foot block of space. The lease agreement grants the Company the option to extend the initial term for a period of five years. Because the transaction did not qualify as a sale for Generally Accepted Accounting Principles (GAAP) reporting purposes under SFAS 66, Accounting for Sales of Real Estate and SFAS 98, Accounting for Leases, the net proceeds were classified as a financing obligation. The Company continues to carry the value of the building on its balance sheet and record depreciation expense until the criteria to record a sale are met and accounts for the financing lease in accordance with the provisions of SFAS 98.

During the quarter ended March 31, 2008, the Company recorded $72,000 as non-cash interest expense and $8,000 as an increase of the lease obligation due to a reduction in the deposit amount left with the landlord of $47,500 during the first quarter of 2008.

At March 31, 2008, $3,648,000 was recorded on the balance sheet as a financing lease obligation, which was classified as $444,000 short-term obligation and $3,204,000 long-term obligation.

At December 31, 2007, $3,640,000 was recorded on the balance sheet as a financing lease obligation, which has been classified as $444,000 short-term obligation and $3,196,000 long-term obligation.

Other obligations

The Company’s Canadian subsidiary, StockerYale Canada Inc., conducts research and development, manufacturing, sales and administration from a property located at 275 Kesmark Street, Montreal, Quebec, Canada. StockerYale Canada leases 59,433 square feet of the Montreal property from the owner for an initial term of ten years. StockerYale Canada paid a security deposit in the amount of Cdn $502,915. The rent during the ten-year term ranges from approximately Cdn $416,000 to Cdn $470,000 per year plus all operating costs. StockerYale Canada has an option to extend the initial term of the lease for an additional term of five years.

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

(15) LITIGATION

Beginning in May 2005, three putative securities class action complaints were filed in the United States District Court for the District of New Hampshire against the Company and certain officers and directors, purportedly on behalf of some of the Company’s shareholders. The complaints, which assert claims under the Securities Exchange Act of 1934, allege that some disclosures made by the Company in press releases dated April 19, 2004 and April 21, 2004 were materially false or misleading. The consolidated amended complaint asserted claims under Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder.

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

The Company is party to various other legal proceedings generally incidental to its business. Although the disposition of any legal proceedings cannot be determined with certainty, it is the Company’s opinion that any pending or threatened litigation will not have a material adverse effect on the Company’s results of operations, cash flow or financial condition.

(16) SEGMENT INFORMATION

SFAS No. 131 (“SFAS 131”), Disclosures about Segments of an Enterprise and Related information, requires financial and supplementary information to be disclosed on an annual and interim basis of each reportable segment of an enterprise. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision-maker is the Chief Executive Officer. The Company’s accounting policies and method of presentation for segments is consistent with that used throughout the consolidated financial statements.

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

All revenues and costs associated with our discontinued businesses have been eliminated from segment reporting, so that the net effect is to report results from continuing operations only.

	Three months Ended March 31, 2008				Three months Ended March 31, 2007
	In thousands				in thousands
	Illumination	Optical Components	Photonic Products	Total	Illumination	Optical Components	Photonic Products	Total
Net sales	$4,115	$914	$3,033	$8,062	$4,153	$805	$2,518	$7,476
Gross margin	1,385	287	787	2,459	1,635	302	635	2,572
Operating loss	(945)	(294)	(288)	(1,527)	(525)	(158)	(317)	(1,000)

	March 31, 2008 In thousands					December 31, 2007 In thousands
	Illumination	Optical Components	Photonic Products	Corporate	Total	Illumination	Optical Components	Photonic Products	Corporate	Total
Total current assets	$5,686	$482	$2,930	$2,390	$11,488	$5,015	$475	$3,219	$1,556	$10,265
Property, plant & equipment, net	$2,740	$2,488	$809	$3,867	$9,904	$3,164	$2,980	$698	$4,118	$10,960
Acquired intangible assets, net	$128	$225	$3,088	—	$3,441	$438	—	$4,173	—	$4,691
Goodwill	$2,677	8	$5,378	—	$8,063	$2,677	—	$5,280	—	$7,957
Other long-term assets	$347	—	—	$1,036	$1,383	$391	—	—	$853	$1,244
Total	$11,578	$3,203	$12,205	$7,293	$34,279	$11,765	$3,844	$13,286	$6,048	$34,943

The Company’s sales by geographic region are denominated in U.S. dollars. These sales are as follows:

Sales by region	Three months Ended March 31, In thousands
	2008	2007
Domestic – United States	$3,657	$3,473
Canada	567	622
Europe	2,870	2,333
Asia	867	819
ROW	101	229

Total	$8,062	$7,476

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the following discussion, as well as other information in this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the “safe harbor” created by those sections. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties described in “Risk Factors” in this report and in our annual report on Form 10-KSB for the year ended December 31, 2007. We undertake no obligation to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview

StockerYale, Inc. is an independent designer and manufacturer of structured light lasers, LED systems, fluorescent lighting products, and specialty optical fibers and phase masks for industry-leading original equipment manufacturers (OEMs), as well as a specialist distributor of visible, infrared and blue violet laser diodes. Our illumination products include the Lasiris and Photonic Products brands of laser diode modules, extremely bright light emitting diode (LED) illuminators and fluorescent lighting products for the machine vision, industrial inspection, defense, telecommunications, sensors, and medical markets. Our products are sold to over 1,500 customers, primarily in North America, Europe and the Pacific Rim. We sell directly to, and work with, a group of distributors and machine vision integrators to sell their specialized illumination products.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with our audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

StockerYale continued to introduce new products in 2007 including a line of erbium-doped fibers in its specialty fiber segment, its Lasiris(TM) Hi-Pointing Stability Laser and its COBRA 2 LED Linescan illuminator. In addition, the Company’s October 2007 acquisition of Spectrode LLC included fiber laser intellectual property that it expects to enhance strategic initiatives in both the specialty optical fiber and the laser business units and to allow us to pursue applications in the medical and defense industries. The Company also made key investments last year in medical product research and development to support its strategic move into medical and bio-medical markets. Sales to the medical vertical increased from less than 5% of StockerYale’s total revenues in 2006 to approximately 12% of total revenue in 2007 to approximately 13% of total revenue in the quarter ending March 31, 2008. The Company expects its medical strategy to be a catalyst for greater revenues across all three product lines in 2008. Medical sales are targeted to grow to approximately 20% of 2008 revenues given existing customer relationships and multiple sales initiatives under way.

Management intends to employ a series of actions to improve the financial condition of the Company. These initiatives include revenue growth, cost reductions, raising capital, and pursuing appropriate business initiatives, which we expect to improve our profitability. The Company took certain actions in 2007 to reduce the overall cost structure of the Company and intends to continue to implement such actions throughout 2008. In addition, the Company intends to focus on increasing the pace with which operational improvements are able to improve its financial performance and the consistency of its results. The Company intends to identify additional opportunities to lower its costs and manage the business more efficiently.

The Company is considering different ways to raise additional capital including through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions.

CALENDAR QUARTERS ENDED MARCH 31, 2008 AND 2007

Net Sales

Net sales were $8.1 million for the three months ended March 31, 2008, an 8% increase over $7.5 million for the first quarter of 2007, and a 7% sequential increase compared with $7.5 million for the fourth quarter of 2007. The increase in sales was mainly due to Photonic Products’ sales revenue increase of $500,000 over the three months ended March 31, 2007.

Gross Profit

Gross profit was $2.5 million for the three months ended March 31, 2008. This represents a decrease of 4% from $2.6 million for the first quarter of 2007. During the three months ended March 31, 2008 gross margin was 31% compared with 34% in the first quarter of 2007, primarily related to changes in foreign currency exchange rates, representing 3.2 out of the 3.9 points differential.

Operating Expenses

Operating expenses totaled $4.0 million for the first quarter of 2008, increasing 12% over $3.6 million in the first quarter of 2007. The increase in operating expenses over the first quarter of 2007 was primarily due to the change in foreign currency exchange rates, particularly the currency exchange rate of the Canadian dollar to the U.S. dollar and non-cash share-based compensation expensed under FAS 123(R). Non-cash amortization of intangible assets increased to $330,000 versus $307,000 for the first quarter of 2007. Sales and marketing expenses increased by approximately $118,000, or 12%, partially due to the changes in the foreign currency exchange rates, but also due to the investment in sales personnel for our LED, Fiber and Laser divisions. Research and development expenses were flat at $800,000. General and administrative expense increased 19%, or $300,000, due to non-cash share-based compensation expense, foreign currency exchange rates, and investments in people.

Operating loss was $1.5 million compared with operating losses of $1.0 million for the first quarter of 2007. Operating losses were negatively impacted by foreign currency exchange losses of approximately $400,000, primarily due to the currency exchange rate of the Canadian dollar to the U.S. dollar on a year-over-year basis.

Non-Operating Expenses

Other expenses, which are comprised primarily of non-cash debt discount and financing costs, decreased by 2% to $721,000 for the three months ended March 31, 2008, versus the $732,000 in the three months ended March 31, 2007.

Net Income (Loss)

Net loss including discontinued operations was $2.2 million or $0.06 per share. This compares to net loss of $1.6 million or $0.05 per share for the first quarter of 2007.

Provision (Benefit) for Income Taxes

Our historical operating losses raise doubt about our ability to realize the benefits of our deferred tax assets. As a result, we provide a valuation allowance for the net deferred tax assets that may not be realized. We recorded a deferred tax benefit of approximately $62,000 in the period ended March 31, 2008, related to one of our non-U.S. based subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance improved to $2.4 million at March 31, 2008 from $1.6 million at December 31, 2007 primarily as a result of the February 26, 2008 Confidential Invoice Discounting Agreement between Barclay’s Bank Sales Financing and Photonic Products and the March 31, 2008 overadvance agreement with Laurus Master Fund, Ltd. During the first quarter ended, March 31, 2008, our overall borrowings increased by approximately $2.0 million.

As of March 31, 2008, our net accounts receivable balance was $4.6 million compared to $4.5 million at year end. Our days sales outstanding at March 31, 2008, decreased from 54 days at December 31, 2007, to 52 days at March 31, 2008.

Inventory decreased approximately $60,000 to $4.1 million from $4.2 million at December 31, 2007.

Capital spending for the quarter ending March 31, 2008 was $26,000. The Company has no material contingent capital expenditure commitments as of March 31, 2008 but has plans to purchase approximately $500,000 of capital items between April 1, 2008 and December 31, 2008, of which we expect approximately $160,000 to be financed through capital leases.

As of March 31, 2008, the Company may not have sufficient liquidity and working capital to meet its ongoing operating obligations. Management estimates that it has sufficient capital for operations through June 30, 2008 and possibly beyond. Management is continuing its efforts to raise additional capital so that the Company can meet its obligations and sustain operations through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. The pursuit of these financings will be opportunistic and the Company cannot be sure of the timing or terms of any borrowing arrangements or equity offerings, or that it will be able to consummate one or more of these options.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements, including derivative instruments that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

The Company has operations in various countries and currencies throughout the world and its operating and financial position are subject to exposure from significant fluctuations in foreign currency exchange rates. At various times, we have entered into forward foreign currency exchange rate contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. This program is not designed for trading or speculative purposes. We do not enter into financial instruments for trading purposes. In accordance with SFAS No. 133, we recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. These forward contracts are not accounted for as hedges and, therefore, changes in the fair value of these instruments are recorded as interest income and other income or expense, net. There were no open forward contracts as of March 31, 2008, or at December 31, 2007.

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

The notional principal of the Company’s forward contracts to purchase Canadian dollars with foreign currencies was $0 at December 31, 2007. The fair value of the Company’s open forward contracts was $0 at December 31, 2007.

The net gain recorded on forward contracts in the accompanying condensed consolidated statement of operations during the year ended December 31, 2007 was $24,768. There was no gain or loss recorded in the quarters ended, March 31, 2008 and March 31, 2007.

Management has determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of the subsidiaries. Primary currencies include Canadian dollars, Euros and British pounds. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the foreign currency exchange rate prevailing at the balance sheet date, while income and expense accounts are translated at average exchange rates during the year. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions results in increased revenues and operating expenses for our international operations. Similarly, our revenue and operating expenses will decrease for our international operations when the U.S. dollar strengthens against foreign currencies. The Company’s operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries, as a result of our transactions in these foreign markets. We estimate operating income for the three months ended March 31, 2008 was negatively impacted due to the change in foreign currency versus the three months ended March 31, 2007 by approximately $0.4 million predominately due to the U.S. dollar weakening against the Canadian dollar, as we invoice primarily in U.S. dollars, while the expenses are mostly in local currency.

Interest Rate Risk

We are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under the Laurus Master Fund, Ltd. line of credit of $3.298 million with an interest rate of prime plus 1%, the Laurus Master Fund, Ltd. term note of $3,525,000 with an interest rate prime plus 2%, the Laurus Master Fund, Ltd. term note of $933,000 with an interest rate of 10.5% and our private investor term note of $4,552,000 at an interest rate of 10% all net of debt discount costs. As of March 31, 2008, the fair market value of our outstanding debt approximates our carrying value due to the short-term maturities and variable interest rates. Our interest rate risk at March 31, 2008 was limited mainly to fluctuations in the prime rate on our outstanding term loans and on our line of credit with Laurus Master Fund, Ltd. A hypothetical 100 basis point increase in the prime rate would have resulted in an approximate $16,000 increase in our interest expense under our line of credit and outstanding term notes for the three months ended March 31, 2008.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, as a result of the material weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective in ensuring that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis, and that this information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

During the preparation of the financial statements of the Company for the quarter ended March 31, 2008, alternative substantive tests and analysis indicated that a material weakness in internal controls exists at one subsidiary, which could result in revenue to be recorded in the wrong period. The weakness relates to the possibility that goods could be invoiced in one period but shipped in another period with a lack of compensating or direct controls to ensure proper accounting and reporting. Nevertheless, based on a number of factors, including the performance of additional procedures performed by management designed to ensure the reliability of our financial reporting, our Chief Executive Officer and Chief Financial Officer believe that the consolidated financial statements included with this quarterly report fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

Management’s Plan for Remediation

As of the date of this filing, the Company has initiated, among other actions, substantive controls at its operations to ensure that adequate controls are in place and functioning as designed. In addition, management is reviewing its systems to automate the control processes and procedures relating to shipments.

Changes in Internal Control Over Financial Reporting

Other than described above, there was no change in our internal control over financial reporting during the quarter ended March 31, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising out of operations in the normal course of business, which we consider routine and incidental to our business. We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, would have a material adverse effect on our business, results of operation or financial condition.

Item 1A.	Risk Factors.

During the period covered by this Form 10-Q, there have not been any material changes from the risk factors previously disclosed in the “Risk Factors” of our annual report on Form 10-KSB, for the fiscal year ended December 31, 2007. In addition to the other information set forth in this report, you should carefully consider the factors discussed in our annual report on Form 10-KSB, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-KSB are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On March 31, 2008, the Company issued and sold an aggregate of 100,000 shares of common stock to Laurus Master Fund, Ltd. at a per share purchase price of $.01, for an aggregate purchase price of $1,000. The issuance and sale of the shares was effected without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares.

Item 5.	Other Information.

During the quarter ended March 31, 2008, we made no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCKERYALE, INC.

Date: May 15, 2008	By:	/s/ MARK W. BLODGETT
Mark W. Blodgett
President, Chief Executive Officer and Chairman of the Board

Date: May 15, 2008	By:	/s/ TIMOTHY P. LOSIK
Timothy P. Losik
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Overadvance Letter, dated as of March 31, 2008, by and between Laurus Master Fund, Ltd. and StockerYale, Inc.

10.2	Amendment No. 1 to Common Stock Purchase Warrant No. 2003-1 (Issue Date: September 24, 2003), dated as of March 31, 2008, by and among Laurus Master Fund, Ltd., Valens U.S. SPV I, LLC, PSource Structured Debt Limited and StockerYale, Inc.

10.3	Amendment No. 1 to Common Stock Purchase Warrant No. 2003-2 (Issue Date: February 20, 2004), dated as of March 31, 2008, by and between PSource Structured Debt Limited and StockerYale, Inc.

10.4	Amendment No. 1 to Common Stock Purchase Warrant No. 2003-1 (Issue Date: June 10, 2004), dated as of March 31, 2008, by and between PSource Structured Debt Limited and StockerYale, Inc.

10.5	Amendment No. 1 to Common Stock Purchase Warrant No. 12082004-1 (Issue Date: December 8, 2004), dated as of March 31, 2008, by and between PSource Structured Debt Limited and StockerYale, Inc.

10.6	Amendment No. 1 to Common Stock Purchase Warrant No. 1 (Issue Date: July 13, 2005), dated as of March 31, 2008, by and among Valens U.S. SPV I, LLC, Valens Offshore SPV II, Corp., PSource Structured Debt Limited and StockerYale, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.