Form 10-Q
period 2008-06-30
STOCKERYALE INC
filed 2008-08-14
CIK 94538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 5, 2008, there were 40,652,297 shares of the registrant’s common stock outstanding.

STOCKERYALE, INC.

Item 1.	Financial Statements.

STOCKERYALE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands except share and per share data

Unaudited

	June 30, 2008	December 31, 2007
Assets

Current assets:

Cash and cash equivalents	$847	$1,577

Restricted cash	18	18

Accounts receivable less allowances of $73 at June 30, 2008 and $62 at December 31, 2007	4,550	4,535

Inventories	4,382	4,180
Prepaid expenses and other current assets	559	465

Total current assets	10,356	10,775

Net property, plant and equipment	9,450	10,464

Goodwill	8,063	8,069

Acquired intangible assets, net	3,143	3,777

Other long-term assets	2,106	953

Total assets	$33,118	$34,038

Current liabilities:

Revolving lines of credit	$4,520	$—
Current portion of long-term debt, net of unamortized discount of $589 at June 30, 2008 and $607 at December 31, 2007	1,543	1,308
Current portion of capital lease obligations	164	158
Current portion of financing lease obligations	444	447

Accounts payable	3,729	3,590

Accrued expenses	2,560	2,766

Total current liabilities	12,960	8,269
Long-term debt, net of unamortized discount of $770 at June 30, 2008 and $954 at December 31, 2007	8,578	11,864
Capital lease obligations, net of current portion	197	275
Financing lease obligations, net of current portion	3,212	3,200
Deferred income taxes	806	931

Total liabilities	25,753	24,539

Stockholders’ equity:
Common stock, par value $0.001; shares authorized 100,000,000; 40,634,289 shares issued and outstanding at June 30, 2008 and 38,555,618 at December 31, 2007	41	39

Paid-in capital	102,070	99,698

Accumulated other comprehensive income	2,972	3,029

Accumulated deficit	(97,718)	(93,267)

Total stockholders’ equity	7,365	9,499

Total liabilities and stockholders’ equity	$33,118	$34,038

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	In thousands except per share data
Revenue	$8,547	$6,950	$16,609	$14,426

Cost of sales	5,643	4,658	11,246	9,562

Gross profit	2,904	2,292	5,363	4,864

Operating expenses:
Selling expenses	920	969	2,055	1,986
General and administrative	2,397	1,496	4,158	2,974
Research and development	827	814	1,587	1,584
Amortization of intangibles	295	310	625	617
Asset Impairment	36	—	36	—

Loss from operations	(1,571)	(1,297)	(3,098)	(2,297)
Other expense, net	83	105	230	259
Amortization of debt discount and financing costs	392	555	646	822
Interest expense	303	288	622	599

Loss from continuing operations before income tax benefit	(2,349)	(2,245)	(4,596)	(3,977)

Income tax benefit	(62)	(53)	(122)	(136)

Loss from continuing operations	(2,287)	(2,192)	(4,474)	(3,841)

Income from discontinued operations, net of tax	2	42	23	62

Net loss	$(2,285)	$(2,150)	$(4,451)	$(3,779)

Basic and diluted net loss per share from continuing operations	$(0.06)	$(0.06)	$(0.12)	$(0.11)
Basic and diluted net income per share from discontinued operations	$0.00	$0.00	$0.00	$0.00

Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.12)	$(0.11)

Basic and diluted weighted average shares outstanding:	37,585	34,266	37,156	34,156

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
	2008	2007
	In thousands
Operations
Net loss	$(4,451)	$(3,779)
Income from discontinued operations, net of tax	23	62

Loss from continuing operations	(4,474)	(3,841)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	563	205
Depreciation and amortization	1,661	1,565
Asset Impairment	36	—
Amortization of debt discount and financing costs	646	822
Non cash interest expense	143	152
Provision for inventories	17	96
Provision for bad debts	34	6
Deferred income taxes	(123)	(138)
Other change in assets and liabilities:
Accounts receivable	(65)	(492)
Inventories	(246)	(382)
Prepaid expenses and other current assets	(96)	(148)
Accounts payable	354	(422)
Accrued expenses	(196)	(74)
Other assets and liabilities	14	(326)

Net cash used in continuing operations	(1,732)	(2,977)
Net cash provided by (used in) discontinued operations	(5)	59

Net cash used in operating activities	(1,737)	(2,918)
Investing
Payments of financing obligation	(127)	(169)
Purchases of plant and equipment	(105)	(252)

Net cash (used in) continuing operations	(232)	(421)
Net cash provided by discontinued operations	28	35

Net cash (used in) investing activities	(204)	(386)
Financing
Net proceeds from sale of common stock	—	2,330
Exercise of stock options	—	96
Restricted cash related to credit facilities	—	(6)
Proceeds from issuance of notes payable	500	2,318
Borrowings / (Repayments) of revolving credit facilities - U.S.	483	(90)
Borrowings of revolving credit facilities - U.K.	1,195	—
Principal repayment of long-term debt	(995)	(1,005)
Debt issuance costs	(11)	(117)

Net cash provided by financing activities	1,172	3,430
Net cash provided by (used in) discontinued operations	—	—

Net cash provided by financing activities	1,187	3,430

Effect of exchange rate on cash	39	756
Net change in cash and equivalents	(730)	882
Cash and equivalents, beginning of period	1,577	1,366

	Six Months Ended June 30,
	2008	2007
	In thousands
Cash and equivalents, end of period	$847	$2,248

Supplemental disclosure of cash flow information:
Cash paid for interest	$584	$603
Issuance of restricted stock	114	169
Common stock issued with financing	1,012	429
Fair value of warrant modifications (in connection with financing)	477	—
Issuance of warrants in connection with financing	—	—
Common stock issued to settle accounts payable	202	—

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by StockerYale, Inc. (the “Company”) and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (i) the results of operations for the three and six month periods ended June 30, 2008 and 2007, (ii) the financial position at June 30, 2008 and December 31, 2007, and (iii) the cash flows for the six month periods ended June 30, 2008 and 2007. These interim results are not necessarily indicative of results for a full year or any other interim period.

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

On June 16, 2008 the Company announced its intention to acquire all issued and outstanding common shares of Virtek Vision International Inc. (“Virtek”) of Waterloo, Ontario, Canada, through its newly formed acquisition subsidiary, StockerYale Waterloo Acquisition Inc., representing a total purchase price of approximately Cdn $27 million, at a price of $0.80 per share. The financing of the proposed acquisition is in place and available for payment to Virtek’s shareholders. The Company has incurred cash expenses of approximately $307,000 in connection with the proposed transaction. However, there is no certainty that the transaction will close.

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

(2) LOSS PER SHARE

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic and diluted net loss per common share for the three and six months ended June 30, 2008 and 2007, respectively, is calculated by dividing the net loss applicable to common stockholders by the weighted average number of vested common shares outstanding. Common stock equivalents that were outstanding as of June 30, 2008 and 2007, but were considered anti-dilutive securities and excluded from the diluted net income per share calculations, were as presented below:

	June 30,
	2008	2007
Options outstanding	4,338,976	2,521,532
Warrants outstanding	6,712,979	7,589,057
Unvested restricted stock grants	1,862,978	1,228,365

Total potentially dilutive common stock equivalents	12,914,933	11,338,954

(3) REVENUE RECOGNITION

The Company recognizes revenue from sales of standard and non-standard products and funded research and development and product development for commercial companies and government agencies. The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”) as updated by SAB No. 104, Revenue Recognition and Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables, and Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

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

(4) WARRANTY

The Company provides warranties on most of its products for periods of between one to two years. The warranty is limited to the cost of the product and the Company will repair or replace the product as required. The Company monitors the actual warranty repair costs and trends versus the reserve as a percent of sales. The Company periodically adjusts the warranty provision based on the actual experience and for any particular occurrences.

Warranty Reserves:

Six Months Ended June 30	2008	2007
	In thousands
Balance at December 31	$302	$261
Charges to costs and expenses	98	84
Account write-offs and other deductions	(73)	(73)

Balance at June 30	$327	$272

(5) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead. Inventories are as follows:

	June 30, 2008	December 31, 2007
	In thousands
Finished goods	$945	$1,066
Work-in-process	576	665
Raw materials	2,861	2,449

Net inventories	$4,382	$4,180

Management performs quarterly reviews of inventory and disposes of items not required by their manufacturing plan and reduces the carrying cost of inventory to the lower of cost or market.

(6) STOCK BASED COMPENSATION PLANS AND STOCK-BASED COMPENSATION EXPENSE

The Company has stock-based compensation plans for its employees, officers, and directors. The plans permit the grant of a variety of awards with various terms and prices as determined by the Governance, Nominating and Compensation Committee (“GNCC”) of the Company’s Board of Directors. Generally the grants vest over terms of two to four years and are priced at fair market value, or in certain circumstances, 110% of the fair market value, of the common stock on the date of the grant. The options are generally exercisable after the period specified in the option agreement, but no option may be exercised after 10 years from the date of grant.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, (“SFAS 123(R)”) and SEC SAB No. 107, Share Based Payments, (“SAB 107”). SFAS 123(R) establishes accounting for stock-based awards issued for employee services, while SAB 107 provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company recorded compensation costs as the requisite service was rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). Periods prior to adoption have not been restated.

In March 2005, the SEC issued SAB 107, which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The new guidance includes the SEC’s view on the valuation of share-based payment arrangements for public companies and clarifies some of SFAS 123(R)’s implementation for registrants. The Company adopted the provisions of SAB 107 on January 1, 2006.

Stock Option Awards

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the Company’s stock, at the time of the award. The average expected option term was estimated at 5 years. The risk-free interest rate is based on U.S. Treasury zero-coupon issues assumed at the date of grant and no dividends were assumed in the calculation. The compensation expense recognized for all equity-based awards is net of estimated forfeitures for the six months ending June 30, 2008 and 2007. Forfeitures are estimated based on the historical trends. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.

On March 17, 2008, the GNCC adopted a stock option incentive program for 2008. The GNCC adopted a policy of granting performance-based options to purchase shares of the Company’s common stock to various executive officers and key employees. All options shall vest and become exercisable on the date the Company publicizes its earnings press release regarding fiscal 2008 results, if the stated performance goals are met. If the performance goals are not met, the options immediately terminate. Options to purchase a total of 1,522,300 shares of common stock were granted under this performance-based program on March 17, 2008.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The weighted average assumptions for grants during the six months ended June 30, 2008 were as follows:

Six Months Ended June 30, 2008
Volatility	98.88%
Expected option life	5.65
Interest rate (risk free)	2.54%
Dividends	None
Weighted average grant date fair value	$0.42

A summary of option activity as of June 30, 2008 and changes during the first quarter is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2007	2,422,617	$4.76	4.16	$185
Granted	2,046,572	0.53	—	—
Exercised	—	—	—	—
Cancelled	(130,213)	3.64	—	—

Balance at June 30, 2008	4,338,976	$2.80	6.43	$159
Vested and Exercisable at June 30, 2008	2,279,385	$4.82	3.04	—

As of June 30, 2008, there was a total unrecognized compensation cost of approximately $597,000 related to non-vested stock options granted. The cost is expected to be recognized over the next 4 years. There were no options exercised in the six months ended June 30, 2008.

Restricted Share Awards (“RSAs”)

The Company has awarded to a number of key employees restricted shares of the Company’s common stock. The RSAs vest in equal annual installments over a period of four years, assuming continued employment, with some exceptions. The fair market value of the RSAs is based on the fair market value per share of the Company’s common stock on the date of grant and is amortized over the vesting period. During the quarter ended June 30, 2008, no shares of restricted stock were issued and 102,273 shares of restricted stock vested. During the six months ended June 30, 2008, 165,000 shares of restricted stock were issued and 195,000 shares of restricted stock vested.

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

Upon satisfaction and achievement of financial targets, as determined by the Board of Directors, or the GNCC, and based on the financial results of the target period, each participant shall receive a grant of fully-vested shares of the Company’s common stock, $.001 par value per share. As of December 31, 2007 certain executives are eligible to receive up to 1,404,000 shares of StockerYale’s common stock under the Management Incentive Plan. As of June 30, 2008, no shares have been earned or issued related to the Management Incentive Plan. The Management Incentive Plan and all grants and awards made under the plan shall be made under the terms of the Company’s 2007 Stock Incentive Plan.

A summary of the status of the Company’s RSAs as of June 30, 2008 and changes during the first six months is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2007	2,057,998	$1.22
Granted	165,000	0.69
Vested	(195,020)	1.12
Cancelled	(165,000)	1.29

Non-vested at June 30, 2008	1,862,978	$1.18

As of June 30, 2008, there was a total unrecognized compensation cost of approximately $1,953,000 related to non-vested RSAs. The Company expects to recognize the costs over the next 2.9 years.

(7) COMPREHENSIVE LOSS

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	In thousands
Net loss	$(2,285)	$(2,150)	$(4,451)	$(3,779)
Other comprehensive income (loss):	—	—	—	—
Cumulative translation adjustment	40	587	(56)	647

Comprehensive loss	$(2,245)	$(1,563)	$(4,507)	$(3,132)

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

Gross carrying amounts and accumulated amortization of intangible assets were as follows as of June 30, 2008 for each intangible asset class.

	Gross Carrying Amount	Accumulated Amortization	Carrying Value
		(in thousands)
Acquired patents, patented technology and purchased technology	$3,353	$(3,066)	$287
Trademarks	471	(471)	—
Acquired trade name	603	(125)	478
Acquired customer contracts and relationships	2,452	(843)	1,609
Acquired non-compete agreement	794	(441)	353
Acquired technology design and programs	415	(87)	328
Other	143	(55)	88

Total	$8,231	$(5,088)	$3,143

Gross carrying amounts and accumulated amortization of intangible assets were as follows as of December 31, 2007 for each intangible asset class.

	Gross Carrying Amount	Accumulated Amortization	Carrying Value
		(in thousands)
Acquired patents, patented technology and purchased technology	$3,354	$(2,900)	$454
Trademarks	471	(471)	—
Acquired trade name	604	(88)	516
Acquired customer contracts and relationships	2,454	(591)	1,863
Acquired non-compete agreement	795	(309)	486
Acquired technology design and programs	415	(61)	354
Other	143	(39)	104

	Gross Carrying Amount	Accumulated Amortization	Carrying Value
		(in thousands)
Total	$8,236	$(4,459)	$3,777

Amortization of intangible assets was approximately $295,000 and $310,000 for the three months ended June 30, 2008 and 2007, and approximately $625,000 and $617,000 for the six months ended June 30, 2008 and 2007.

As of June 30, 2008, the estimated future amortization expense of intangible assets, in thousands, is as follows:

	Estimated Future Expense In thousands
	2008	2009	2010	2011	2012	2013 & thereafter
Amortization expense of intangible assets	$518	$961	$562	$413	$232	$457

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

(10) RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect SFAS 162 to have a material effect on the Company's financial statements.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. The provisions of SFAS 161 will be adopted in 2009. The Company does not expect SFAS 161 to have a material impact on its consolidated financial statements.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of ARB 51, Consolidated Financial Statements. SFAS 160 provides guidance for the accounting, reporting and disclosure of noncontrolling interests, also called minority interest. A minority interest represents the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The provisions of SFAS 160 will be adopted in 2009. The Company expects SFAS 160 will have an impact on accounting for business combinations once adopted, but the impact is dependent upon acquisitions at that time.

SFAS No. 141(R), Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations. SFAS 141(R) (i) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their acquisition-date fair values, (ii) changes the recognition of assets acquired and liabilities assumed arising from contingencies, (iii) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, requires changes in fair value to be recognized in earnings until settled, (iv) requires companies to revise any previously issued post-acquisition financial information to reflect any adjustments as if they had been recorded on the acquisition date, (v) requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings, and (vi) requires the expensing of acquisition-related costs as incurred. SFAS 141(R) also requires additional disclosure of information surrounding a business combination to enhance financial statement users’ understanding of the nature and financial impact of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of accounting for changes in a valuation allowance for acquired deferred tax assets and the resolution of uncertain tax positions accounted for under FIN 48, which is effective on January 1, 2009 for all acquisitions. The Company expects SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the impact is dependent upon acquisitions at that time.

SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for- sale and trading securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, Defining Fair Value Measurements. The Company adopted this statement on January 1, 2008 and it did not have an effect on the Company’s consolidated financial statements, as they did not make any fair value elections under this standard.

SFAS No. 157, Defining Fair Value Measurements, and FASB Staff Position 157-2

In September 2006, the FASB issued SFAS No. 157, Defining Fair Value Measurements (“SFAS 157”). The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. However, FASB Staff Position No. 157-2 delayed the adoption date until January 1, 2009 for certain nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS 157 on January 1, 2008 with respect to the Company’s financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.

(11) DEBT

A summary of the Debt Obligations of the Company is as follows:

	June 30, 2008		December 31, 2007
	In thousands
	$		$
Acquired note payable to Barclay’s Bank, maturing on November 16, 2009 and having an interest rate of 2.5% above Barclay’s base rate (7.50% at June 30, 2008 and 7.5% at December 31, 2007).		44		60

Borrowings under Confidential Invoice Discounting Agreement with Barclay’s Bank Sales Financing maturing February 5, 2011 with an interest rate of 1% above Barclay’s base rate (6.00% as of June 30, 2008).		1,210		—

Borrowings under Line of Credit Agreement with Laurus Master Fund, Ltd. maturing on June 28, 2009. $500,000 is due on March 31, 2009. The interest rate is the prime rate plus 1% (6.00% at June 30, 2008 and 8.25% at December 31, 2007).		3,310		2,838

	June 30, 2008	December 31, 2007
	In thousands
Note Payable to Laurus Master Fund, Ltd. maturing on December 30, 2011, with an interest rate of prime plus 2%, (8.00% at June 30, 2008 and 9.25% at December 31, 2007) net of unamortized discount of $279 at June 30, 2008 and $371 at December 31, 2007.	3,021	3,379

Note Payable to Laurus Master Fund, Ltd. maturing on December 30, 2011, with an interest rate of 10.5%, net of unamortized discount of $93 at June 30, 2008 and $139 at December 31, 2007.	741	861

Note Payable to a private investor, maturing on January 15, 2008, with an interest rate of 10.25%.	—	35

Senior Fixed Rate Secured Bond payable to a private investor, maturing on October 31, 2011, with an interest rate of 10%, net of unamortized discount of $988 at June 30, 2008 and $1,052 at December 31, 2007.	3,915	3,599

Bonds payable to the former stockholders of Photonic Products Ltd., maturing on October 31, 2009, with an interest rate of LIBOR plus 1% (3.68% at June 30, 2008 and 5.75% at December 31, 2007).	2,400	2,400

Sub-total debt	14,641	13,172
Less – revolving debt	(4,520)	—
Less – current portion of long-term debt	(1,543)	(1,308)

Total long-term debt	$8,578	$11,864

Laurus Master Fund, Ltd.

Line of Credit Agreement:

On June 28, 2006 the Company entered into a Security and Purchase Agreement with Laurus Master Fund, Ltd. (“Laurus”). Under the Security and Purchase Agreement, a three-year revolving line of credit was established. The Security and Purchase Agreement provides for a revolving line of credit not to exceed an aggregate principal amount of $4 million and grants a security interest in and lien upon all of the Company’s assets in favor of Laurus. The Company may borrow a total amount at any given time up to $4,000,000, limited to qualifying receivables and inventories (as defined).

The Company began making monthly payments to Laurus of accrued interest only on August 1, 2006. The outstanding principal under the note accrues interest at an annual rate of 1% above the prime rate. The interest rate was 6.00% as of June 30, 2008. The Company may elect to prepay the note at any time, in whole or in part, without penalty or premium. All unpaid principal plus accrued but unpaid interest is due and payable on June 28, 2009.

On March 31, 2008, Laurus granted the Company the ability to borrow up to $500,000 over the limit defined by qualified receivables and inventory for one year, expiring March 31, 2009. In consideration, the Company issued and sold to Laurus 100,000 shares of its common stock at a per share purchase price of $.01, for an aggregate purchase price of $1,000, and extended the term of all outstanding warrants issued to Laurus for an additional 5 years. The Company recorded debt acquisition costs relating to the line of credit for cash fees paid of approximately $21,000 and an additional amount as debt acquisition costs of approximately $528,000 representing the fair market value of the stock issued and the warrant modification. The debt acquisition charges are being amortized over the one year life of the overadvance agreement. The Company used the Black-Scholes model to calculate the impact of the warrant modification. There were a total of 1,820,000 warrants affected. The factors used were as follows: (i) warrant exercise prices ranged from $0.80 to $3.12, (ii) the years ranged from 2.5 to 9 years, (iii) volatility rates ranged from 73.79% to 98.55%, (iv) the risk free interest rates ranged from 1.62% to 3.45% and (v) no dividends were assumed. The value of the warrant modifications was calculated at approximately $477,000.

There was $3,310,000 outstanding under the line of credit as of June 30, 2008, which has been classified as short term debt under revolving lines of credit and $2,838,000 outstanding as of December 31, 2007, which was classified as long-term debt.

Financing for Offer to Purchase:

On June 27, 2008, StockerYale Waterloo Acquisition Inc., a wholly-owned subsidiary of the Company filed an Offer to Purchase and Circular with Canadian securities regulatory authorities, relating to an offer to purchase all of the outstanding common shares of Virtek upon the terms and subject to the conditions set forth in the Offer to Purchase and Circular.

In connection with the offer, StockerYale arranged for financing of up to $27 million from Valens Offshore SPV II, Corp., an affiliate of Laurus, and its affiliates (“Valens”) in order to fund the acquisition of all of the outstanding common shares of Virtek. However, the financing is subject to customary conditions to closing. In addition, Valens’ offer and commitment to provide the loans under the financing will expire on August 31, 2008 unless StockerYale elects to extend the commitment. StockerYale is not obligated to complete the financing with Valens, as StockerYale has the option to arrange financing from a different lender.

In addition to the terms and conditions described in Note 12, “Unregistered Sales of Equity Securities,” the Company’s variable rate line of credit and term loans with Laurus will convert from the rates stated in the above table to a fixed rate of 1% above prime at the time of exercise.

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

The facility requires the maintenance of certain financial covenants including annual sales and minimum tangible net worth. Barclay’s also reserves the right to review the facility in the event of losses in any 3-month rolling period. The Company began making monthly payments to Barclay’s of accrued interest only on February 29, 2008. The outstanding principal under the note accrues interest at an annual rate of 1% above Barclay’s base rate. The interest rate was 6.00% as of June 30, 2008. The Company may elect to prepay the note at any time, in whole or in part, without penalty or premium upon 3 months notice. All unpaid principal plus accrued but unpaid interest is due and payable on February 5, 2011.

At June 30, 2008, $1,209,492 was outstanding under the facility, all of which was classified as short term debt under revolving lines of credit.

Private Investor Notes and Bond

On August 16, 2007, the Eureka Interactive Fund Ltd. (Eureka) agreed to transfer the promissory notes and bonds listed below, as well as all of the unexercised warrants previously issued to Eureka, to a private investor.

Photonic Products Ltd., Financing

On October 31, 2006, StockerYale (UK) Ltd. issued a 10% Senior Fixed Rate Secured Bond to The Eureka Interactive Fund Ltd. in the original principal amount of US$4,750,000 secured by all of the equity interests of Photonic Products Ltd. owned by the Company and StockerYale (UK) Ltd. The bond is due on October 31, 2011. StockerYale (UK) Ltd. agreed to make payments of principal and interest over the term. The outstanding principal on the bond accrues interest at an annual rate of 10%. During the first twelve months of the term of the bond, only accrued interest was required to be paid. Principal payments began November 7, 2007 and an amount equal to 50% of the original principal sum of US$4,750,000 was being paid on October 31, 2011. StockerYale (UK) Ltd. may prepay the bond at any time, in whole or in part, without penalty or premium. The Company used the net proceeds to make the cash payment for the acquisition of Photonic Products Ltd. The remaining proceeds will be used for transaction fees and working capital.

In connection with the issuance of the bond on October 31, 2006, the Company issued a Common Stock Purchase Warrant to Eureka to purchase 2,375,000 shares of its common stock for a purchase price of $1.15 per share. The warrant expires on the tenth anniversary of the date of issuance. The aggregate purchase price of the bond and warrants of $4,750,000 was allocated between the bond and the common stock warrants based upon their relative fair market value. The purchase price allocated to the bond was $3,255,349 and the purchase price allocated to the common stock warrants was $1,494,651. The difference between the aggregate face amount of the bond of $4,750,000 and the aggregate purchase price of the bond was recorded as a debt discount of $1,494,651 and will be amortized over the life of the bond. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 4.61%; an expected life of ten years; and an expected volatility of 102% with no dividend yield.

Amendment to the Senior Fixed Rate Secured Bond

On May 30, 2008 the private investor agreed to increase the principal amount of the bond to $4,903,646 and to advance an additional $500,000 to the Company under the bond. In connection with the amendment the Company issued a Common Stock Purchase Warrant to the private investor to purchase 269,663 shares of the Company’s common stock at a purchase price of $0.60 per share under substantially the same terms as the original warrant. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 4.08%; an expected life of ten years; and an expected volatility of 98% with no dividend yield. At the same time, the Company revalued the original warrant under the new assumptions. The total value of the warrants was recorded as a debt discount of $119,373 and will be amortized over the life of the bond.

At June 30, 2008, $4,903,646 remained outstanding under the bond, which has been classified as $801,760 short-term debt and $4,101,291 long-term debt and reported, net of $988,073 of unamortized debt discount, which has been reported as $365,961 short-term debt and $622,112 long-term debt.

At December 31, 2007, $4,651,041 was outstanding under the bond, which was classified as $593,750 short-term debt and $4,057,291 long-term debt and reported, net of $1,051,725 of unamortized debt discount, which was reported as $345,984 as short-term and $705,741 as long-term.

(12) UNREGISTERED SALES OF EQUITY SECURITIES

On May 30, 2008, in connection with the private investor agreeing to increase the principal amount of the bond to $4,903,646 and advancing $500,000 to the Company under the amended bond, the Company issued a Common Stock Purchase Warrant to the private investor to purchase 269,663 shares of the Company’s common stock at a purchase price of $0.60 per share. The warrant expires on the tenth anniversary of the date of issuance.

On June 27, 2008, the Company’s wholly-owned subsidiary, StockerYale Waterloo Acquisition Inc., filed an Offer to Purchase and Circular with Canadian securities regulatory authorities, relating to an offer to purchase all of the outstanding common shares of Virtek upon the terms and subject to the conditions set forth in the Offer to Purchase and Circular.

In connection with the offer, StockerYale arranged for financing of up to $22.0 million from Valens in order to fund the acquisition of all of the outstanding common shares of Virtek. On June 30, 2008, in connection with the commitment of Valens to provide the financing, StockerYale issued an aggregate of 1,628,664 shares of common stock of StockerYale to Valens. In addition, the terms of the provision by Valens of the loans under the financing call for (i) the issuance of a warrant with a nominal exercise price to Valens to purchase shares of common stock of StockerYale in an aggregate amount equal to 12% of the amount of the loans provided to StockerYale under the financing, based on a share price of $0.5219 and (ii) the repricing of all warrants previously issued to Valens to an exercise price of $0.5219. Furthermore, should StockerYale borrow more than $18.5 million from Valens under the financing, StockerYale will issue an additional warrant with a nominal exercise price to Valens to purchase shares of common stock of StockerYale in an aggregate amount equal to 3% of the amount of the loans provided to StockerYale based on a share price of $0.5219. Should StockerYale Waterloo Acquisition Inc. not complete the acquisition of at least 66 2/3% of the common shares of Virtek, and, therefore, not borrow funds from Valens, StockerYale will not issue any warrants to Valens, nor will it reprice the warrants previously issued to Valens. In the event StockerYale Waterloo Acquisition Inc. does complete the acquisition of at least 66 2/3% of the common shares of Virtek, but less than $22.0 million is borrowed from Valens, the number of warrants that may become issuable to Valens in connection with the financing will be reduced based on the amount funded by Valens.

The Company has recorded a deferred expense on the balance sheet of $960,912 as the fair value of the 1,628,664 shares of common stock issued to Valens on June 30, 2008. The amount shall be deferred until the commitment expires, at which time it will be expensed or, if the commitment is exercised, the deferred expense will be amortized over the life of the loan.

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

(14) DISCONTINUED OPERATIONS

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

The Company recorded $7,000 in income and $5,000 of costs which was reported as $2,000 net income from discontinued operations for the second quarter of 2008 and $28,000 in income and $5,000 of costs from discontinued operations for the six months ended June 30, 2008, which was reported as $23,000 net income from discontinued operations. For the second quarter of 2007, $14,000 was included in income from discontinued operations and $35,000 for the six months ended June 30, 2007. The amounts are additional cash consideration received under certain notes receivable. As of June 30, 2008, the Company is due up to an additional $62,000 under the notes.

(15) COMMITMENTS AND CONTINGENCIES

Lease obligation treated as financing

On December 30, 2005, the Company closed a sale-leaseback transaction on the Company’s Salem, New Hampshire headquarters with 55 Heritage LLC. The terms of the Real Estate Purchase Agreement dated November 29, 2005, as amended on December 22, 2005, between the Company and the buyer were that (i) the Company agreed to sell the property to the buyer for $4,700,000, and (ii) the Company agreed to lease from the new owner (a) approximately 32,000 square feet of the property for an initial term of five years with a rental rate during the term of $192,000 per year in base rent and (b) approximately 63,000 square feet of the property for an initial term of five years with rental rates ranging from approximately $220,500 to $315,000 per year in base rent, plus a pro rata share of all operating costs of the property. The Company plans to sublease all or part of the 63,000 square foot block of space. The lease agreement grants the Company the option to extend the initial term for a period of five years. Because the transaction did not qualify as a sale for Generally Accepted Accounting Principles (GAAP) reporting purposes under SFAS No. 66, Accounting for Sales of Real Estate and SFAS No. 98, Accounting for Leases (“SFAS 98”), the net proceeds were classified as a financing obligation. The Company continues to carry the value of the building on its balance sheet and record depreciation expense until the criteria to record a sale are met and accounts for the financing lease in accordance with the provisions of SFAS 98.

During the quarter ended June 30, 2008, the Company recorded $71,000 as non-cash interest expense and $8,000 as an increase of the lease obligation due to a reduction in the deposit amount left with the landlord of $47,500 during the first quarter of 2008. For the six months ended June 30, 2008, the Company recorded $143,000 as non-cash interest expense and $16,000 as an increase of the lease obligation. At June 30, 2008, $3,656,000 was recorded on the balance sheet as a financing lease obligation, of which $444,000 was classified as short-term obligation and $3,212,000 was classified as long-term obligation.

At December 31, 2007, $3,640,000 was recorded on the balance sheet as a financing lease obligation, of which $444,000 was classified as short-term obligation and $3,196,000 was classified as long-term obligation.

Other obligations

On June 12, 2008, StockerYale (IRL) Ltd. entered into a commitment to a new lease of approximately 10,000 square feet for its operations in Cork. The lease term is expected to begin on August 22, 2008 for a term of five years with rent and service charges of €8,500 per month.

StockerYale Canada Inc. conducts research and development, manufacturing, sales and administration from a property located at 275 Kesmark Street, Montreal, Quebec, Canada. StockerYale Canada leases 59,433 square feet of the Montreal property from the owner for an initial term of ten years. StockerYale Canada paid a security deposit in the amount of Cdn $502,915. The rent during the ten-year term ranges from approximately Cdn $416,000 to Cdn $470,000 per year plus all operating costs. StockerYale Canada has an option to extend the initial term of the lease for an additional term of five years.

On May 1, 2006, StockerYale Canada signed a sub-lease agreement with PyroPhotonics Lasers, Inc. for approximately 3,000 square feet of its Montreal facility at a rate of Cdn $12.58 per square foot, or for Cdn $3,146 per month. On January 23, 2007 the Company revised and signed a sub-lease agreement with PyroPhotonics Lasers, Inc. for approximately 9,000 square feet of its Montreal facility at a rate of Cdn $11.89 per square foot, or for Cdn $8,916.67 per month. The commencement date of the revised lease is February 1, 2007, and the term is eight years and nine months.

(16) LITIGATION

The Company is party to various legal proceedings generally incidental to its business. Although the disposition of any legal proceedings cannot be determined with certainty, it is the Company’s opinion that any currently pending or threatened litigation will not have a material adverse effect on the Company’s results of operations, cash flow or financial condition.

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

The Company operates in three segments: illumination, optical components and Photonic Products. In the illumination segment the Company acts as an independent designer and manufacturer of advanced illumination products, consisting of lasers, light emitting diodes and florescent lighting products for the inspection, machine vision, medical and military markets. The Company is a developer and manufacturer of specialty optical fiber (“SOF”) and diffractive optics such as phase masks used primarily in the telecommunications, defense, and medical markets by original equipment manufacturers. The Photonic Products segment distributes

Laser diodes and designs and manufactures custom laser diodes modules for industrial, commercial and medical applications. The policies relating to segments are the same as the Company’s corporate policies.

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

	Three Months Ended June 30, 2008				Three Months Ended June 30, 2007
	In thousands				In thousands
	Illumination	Optical Components	Photonic Products	Total	Illumination	Optical Components	Photonic Products	Total
Net sales	$5,026	$807	$2,714	$8,547	$4,167	$715	$2,068	$6,950
Gross profit	2,030	197	677	2,904	1,336	244	712	2,292
Operating loss	(1,094)	(289)	(188)	(1,571)	(995)	(196)	(107)	(1,297)

	Six months Ended June 30, 2008				Six months Ended June 30, 2007
	In thousands				In thousands
	Illumination	Optical Components	Photonic Products	Total	Illumination	Optical Components	Photonic Products	Total
Net sales	$9,141	$1,721	$5,747	$16,609	$8,320	$1,520	$4,586	$14,426
Gross profit	3,415	484	1,464	5,363	2,970	547	1,347	4,864
Operating loss	(2,040)	(582)	(476)	(3,098)	(1,519)	(354)	(424)	(2,297)

	June 30, 2008 In thousands					December 31, 2007 In thousands
	Illumination	Optical Components	Photonic Products	Corporate	Total	Illumination	Optical Components	Photonic Products	Corporate	Total
Total current assets	$6,177	$617	$2,731	$831	$10,356	$5,357	$683	$3,110	$1,625	$10,775
Property, plant & equipment, net	$2,567	$2,343	$776	$3,764	$9,450	$2,984	$2,668	$845	$3,967	$10,464
Acquired intangible assets, net	$85	202	$2,856	—	$3,143	$206	247	$3,324	—	$3,777
Goodwill	$2,677	8	$5,378	—	$8,063	$2,677	8	$5,384	—	$8,069
Other long-term assets	$339	—	—	$1,767	$2,106	$362	—	—	$591	$953
Total	$11,845	$3,170	$11,741	$6,362	$33,118	$11,586	$3,606	$12,663	$6,183	$34,038

The Company’s sales by geographic region are denominated in U.S. dollars. These sales are as follows:

Sales by region	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Domestic – United States	$3,915	$3,127	$7,572	$6,600
Canada	511	569	1,078	1,152
Europe	3,033	2,433	5,904	4,766
Asia	844	431	1,711	1,250
Other	244	390	344	658

Total	$8,547	$6,950	$16,609	$14,426

(18) SUBSEQUENT EVENT

Senior Fixed Rate Secured Bonds

On July 24, 2008, StockerYale (IRL) Ltd. issued a three-year 12% Senior Fixed Rate Secured Bond to a private investor in the original principal amount of €935,000 ($1,472,905) secured by all of the assets of StockerYale (IRL) Ltd. The bond matures on July 30, 2011. StockerYale (IRL) Ltd. agreed to make payments of principal and interest of approximately €31,000 ($48,890) over the term beginning August 30, 2008. The outstanding principal on the bonds accrue interest at an annual rate of 12%. StockerYale (IRL) Ltd. may prepay the bond at any time, in whole or in part, without penalty or premium. The Company will use the net proceeds for transaction fees relating to the offer to purchase the outstanding shares of Virtek and for working capital.

In connection with the issuance of the bond, the Company issued a Common Stock Purchase Warrant to the private investor to purchase 636,404 shares of its common stock for a purchase price of $0.45 per share. The warrant expires on the tenth anniversary of the date of issuance.

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

StockerYale continued to introduce new products in 2007 including a line of erbium-doped fibers in its specialty fiber segment, its Lasiris(TM) Hi-Pointing Stability Laser and its COBRA 2 LED Linescan illuminator. In addition, the Company’s October 2007 acquisition of Spectrode LLC included fiber laser intellectual property that it expects to enhance strategic initiatives in both the specialty optical fiber and the laser business units and to allow us to pursue applications in the medical and defense industries. The Company also made key investments last year in medical product research and development to support its strategic move into medical and bio-medical markets. Sales to the medical vertical increased from less than 5% of StockerYale’s total revenues in 2006 to approximately 12% of total revenue in 2007 to approximately 8% of total revenue in the quarter ending June 30, 2008. The Company expects its medical strategy to be a catalyst for greater revenues across all three product lines in 2008. Medical sales are targeted to grow to approximately 20% of 2008 revenues given existing customer relationships and multiple sales initiatives under way.

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

On June 16, 2008, the Company announced its intention to acquire all issued and outstanding Common Shares of Virtek Vision International Inc. (“Virtek”) of Waterloo, Ontario, Canada, through its newly formed acquisition subsidiary, StockerYale Waterloo Acquisition Inc. representing a total purchase price of approximately Cdn $27 million. The financing of the proposed acquisition is in place and available for payment to Virtek’s shareholders. As of June 30, 2008 the Company has incurred $307,000 of cash expenses in connection with the proposed transaction. However, there is no certainty that the transaction will close.

CALENDAR QUARTERS ENDED JUNE 30, 2008 AND 2007

Net Sales

Net sales were $8.6 million for the three months ended June 30, 2008, a 23% increase over $7.0 million for the second quarter of 2007. The increase in sales was due to a revenue increase for lasers, in both the Montreal and Photonic Products locations totaling $1.5 million and an increase in LED products totaling $0.2 million over the three months ended June 30, 2007.

Gross Profit

Gross profit was $2.9 million for the three months ended June 30, 2008. This represents an increase of 27% from $2.3 million for the second quarter of 2007. During the three months ended June 30, 2008, gross margin was 34% compared with 33% in the second quarter of 2007, primarily related to the volume increase. Gross profit and margin were unfavorably impacted by one-time expenses of $84,000 related to the closing of our machine shop in Montreal and by $66,000 related to the change in foreign currency exchange rates.

Operating Expenses

Operating expenses totaled $4.5 million for the second quarter of 2008, increasing 25% over $3.6 million in the second quarter of 2007. The increase in operating expenses over the second quarter of 2007 was primarily due to a 60% increase in general and administrative costs. These additional expenses include approximately $307,000 third party costs related to the tender offer for Virtek. Non-cash share-based compensation expense increased $182,000 compared to the second quarter of 2007. The Company was also negatively impacted $125,000 due to foreign currency exchange rate fluctuations. Compared to the second quarter of 2007, sales and marketing expenses decreased approximately $50,000 and research and development expenses were flat.

Operating loss was $1.6 million compared with operating loss of $1.3 million for the second quarter of 2007.

Non-Operating Expenses

Other expenses, which are comprised primarily of non-cash debt discount and financing costs, decreased by 18% to $778,000 for the three months ended June 30, 2008, versus $948,000 in the three months ended June 30, 2007. The decrease relates to interest rate changes and debt refinancing.

Net Income (Loss)

Net loss including discontinued operations was $2.3 million or $0.06 per share. This compares to a net loss of $2.2 million or $0.06 per share for the second quarter of 2007.

Provision (Benefit) for Income Taxes

Our historical operating losses raise doubt about our ability to realize the benefits of our deferred tax assets. As a result, we provide a valuation allowance for the net deferred tax assets that may not be realized. We recorded a deferred tax benefit of approximately $62,000 in the period ended June 30, 2008, related to one of our non-U.S. based subsidiaries.

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Net Sales

Net sales were $16.6 million for the six months ended June 30, 2008, a 15% increase over $14.4 million for the second quarter of 2007. The increase in sales was mainly due to Photonic Products’ sales revenue increase of $1.1 million over the six months ended June 30, 2008. Laser sales overall increased 17% and LED sales increased by 15%.

Gross Profit

Gross profit was $5.4 million for the six months ended June 30, 2008. This represents an increase of 10% from $4.9 million for the first six months of 2007. During the six months ended June 30, 2008, gross margin was 32% compared with 34% in the comparable period of 2007, primarily related to product mix attributable to Photonic Products increased volume of lower margin product sales and a negative impact from foreign currency exchange rates of approximately $300,000.

Operating Expenses

Operating expenses totaled $8.5 million for the six months ended June 30, 2008, increasing 18% over $7.2 million in the same period of 2007. The increase in operating expenses was primarily due to the change in foreign currency exchange rates of approximately $400,000, an increase in non-cash share-based compensation expense under SFAS 123(R) of $358,000, and approximately $307,000 related to third party costs associated with the Virtek acquisition. Sales and marketing expenses increased by approximately $69,000, or 4%, partially due to the changes in the foreign currency exchange rates, but also due to the investment in sales personnel for our LED, Fiber and Laser divisions. Research and development expenses were flat at $1.6 million compared to the same period of 2007. General and administrative expense increased 40%, or $1.2 million due to non-cash share-based compensation expense, foreign currency exchange rates, approximately $307,000 related to the tender offer for Virtek, and investments in personnel, compared to $3.0 million during the six months ended June 30, 2007.

Operating loss was $3.1 million compared with operating losses of $2.3 million for the same period of 2007.

Non-Operating Expenses

Other expenses, which are comprised primarily of non-cash debt discount and financing costs, decreased by 11% to $1.5 million for the six months ended June 30, 2008, versus $1.7 million during the six months ended June 30, 2007. The decrease relates to interest rate changes and debt refinancing.

Net Income (Loss)

Net loss including discontinued operations was $4.5 million or $0.12 per share. This compares to net loss of $3.8 million or $0.11 per share for the first six months of 2007.

Provision (Benefit) for Income Taxes

Our historical operating losses raise doubt about our ability to realize the benefits of our deferred tax assets. As a result, we provide a valuation allowance for the net deferred tax assets that may not be realized. We recorded a deferred tax benefit of approximately $122,000 for the six months ended June 30, 2008, related to one of our non-U.S. based subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance declined by $730,000 to $847,000 at June 30, 2008 from $1.6 million at December 31, 2007. During the six month period, we had new borrowings totaling approximately $2.2 million comprised of approximately $1.2 million from the February 26, 2008 Confidential Invoice Discounting Agreement between Barclay’s Bank Sales Financing and Photonic Products, a $0.5 million amendment to the Photonic Products financing by a private investor on May 30, 2008 and the March 31, 2008 $0.5 million overadvance agreement with Laurus Master Fund, Ltd. Operations used $1.7 million in cash and principle and interest payments totaled $1.6 million.

As of June 30, 2008, our net accounts receivable balance was $4.5 million compared to $4.5 million at year end. Our day’s sales outstanding at June 30, 2008, decreased from 54 days at December 31, 2007, to 49 days at June 30, 2008.

Inventory increased approximately $0.2 million to $4.4 million from $4.2 million at December 31, 2007, primarily in raw materials.

Capital spending for the quarter ending June 30, 2008 was $79,000. The Company has no material contingent capital expenditure commitments as of June 30, 2008 but has plans to purchase approximately $350,000 of capital items between July 1, 2008 and December 31, 2008, of which we expect approximately $186,000 to be financed through capital leases.

On June 16, 2008, the Company announced its intention to acquire all issued and outstanding Common Shares of Virtek Vision International Inc. (“Virtek”) of Waterloo, Ontario, Canada, through its newly formed acquisition subsidiary, StockerYale Waterloo Acquisition Inc., representing a total purchase price of approximately Cdn $27 million. The financing of the proposed acquisition is in place and available for payment to Virtek’s shareholders. As of June 30, 2008 the Company has incurred $307,000 of cash expenses in connection with the proposed transaction. However, there is no certainty that the transaction will close.

Subsequent to the quarter ended June 30, 2008, the Company entered into a three year Senior Fixed Rate Secured Bond with a private investor in amount of €935,000 ($1,472,905), which bears interest at the rate of 12%. Management estimates that it has sufficient capital for operations through September 30, 2008 and possibly beyond. Management is continuing its efforts to raise additional capital so that the Company can meet its obligations and sustain operations through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. The pursuit of these financings will be opportunistic and the Company cannot be sure of the timing or terms of any borrowing arrangements or equity offerings, or that it will be able to consummate one or more of these options.

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

Foreign Currency Exchange Rate Risk

The Company has operations in various countries and currencies throughout the world and its operating and financial position are subject to exposure from significant fluctuations in foreign currency exchange rates. At various times, we have entered into forward foreign currency exchange rate contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. This program is not designed for trading or speculative purposes. We do not enter into financial instruments for trading purposes. In accordance with SFAS No. 133, we recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. These forward contracts are not accounted for as hedges and, therefore, changes in the fair value of these instruments are recorded as interest income and other income or expense, net. There were no open forward contracts as of June 30, 2008, or at December 31, 2007.

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

The net gain recorded on forward contracts in the accompanying condensed consolidated statement of operations during the year ended December 31, 2007 was $24,768. There was no gain or loss recorded in the quarters ended June 30, 2008 and 2007.

Management has determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of the subsidiaries. Primary currencies include Canadian dollars, Euros and British pounds. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the foreign currency exchange rate prevailing at the balance sheet date, while income and expense accounts are translated at average exchange rates during the year. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions results in increased revenues and operating expenses for our international operations. Similarly, our revenue and operating expenses will decrease for our international operations when the U.S. dollar strengthens against foreign currencies. The Company’s operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries, as a result of our transactions in these foreign markets. We estimate operating income for the six months ended June 30, 2008 was negatively impacted due to the change in foreign currency versus the six months ended June 30, 2007 by approximately $0.6 million predominately due to the U.S. dollar weakening against the Canadian dollar, as we invoice primarily in U.S. dollars, while the expenses are mostly in local currency.

Interest Rate Risk

We are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under the Laurus Master Fund, Ltd. line of credit of $3,310,000 million with an interest rate of prime plus 1%, the Laurus Master Fund, Ltd. term note of $3,021,000 with an interest rate prime plus 2%, the Laurus Master Fund, Ltd. term note of $741,000 with an interest rate of 10.5% and our private investor term note of $4,904,000 at an interest rate of 10% all net of debt discount costs. As of June 30, 2008, the fair market value of our outstanding debt approximates our carrying value due to the short-term maturities and variable interest rates. Our interest rate risk at June 30, 2008 was limited mainly to fluctuations in the prime rate on our outstanding term loans and on our line of credit with Laurus Master Fund, Ltd.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, as a result of the material weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, as of June 30, 2008, in ensuring that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis, and that this information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting during the quarter ended June 30, 2008, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factor discussed below and the risk factors previously disclosed in the “Risk Factors” section of our annual report on Form 10-KSB for the fiscal year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described below and in our annual report on Form 10-KSB for the fiscal year ended December 31, 2007 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than with respect to the risk factor below, there have been no material changes from the risk factors disclosed in our annual report on Form 10-KSB for the fiscal year ended December 31, 2007. The risk factor below was disclosed on our annual report on Form 10-KSB and is being updated as set forth below.

Our common stock price may be negatively impacted if it is delisted from the Nasdaq Capital Market.

On December 28, 2007, the Company received a notice from The Nasdaq Stock Market indicating that it was not in compliance with Nasdaq Marketplace Rule 4450(a)(5) (the “Minimum Bid Price Rule”) because, for 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share. In accordance with Nasdaq Marketplace Rule 4450(e)(2), the Company was provided 180 calendar days, or until June 25, 2008, to regain compliance with the Minimum Bid Price Rule.

The Company did not regain compliance with the Minimum Bid Price Rule by June 25, 2008 and, accordingly, on June 26, 2008, the Company received written notification (the “Staff Determination”) from The Nasdaq Stock Market stating that the Company’s common stock would be subject to delisting as a result of the deficiency unless the Company requests a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”). The Staff Determination has no effect on the listing of the Company’s common stock at this time.

On July 3, 2008, the Company requested a hearing before the Panel to address the minimum bid price deficiency, which stayed any action with respect to the Staff Determination until the Panel renders a decision subsequent to the hearing. At the hearing, which has been set for August 14, 2008, the Company intends to present a plan to regain compliance with the minimum bid price requirement. In addition, at the Company’s 2008 Special Meeting in Lieu of Annual Meeting of Shareholders, the Company’s shareholders approved a proposal to authorize the Board of Directors of the Company, in its discretion, should it deem it to be appropriate and in the best interests of the Company and its shareholders, to amend the Company’s Articles of Organization to effect a reverse stock split of the Company’s issued and outstanding common stock by a ratio of between 1-for-2 and 1-for-8, inclusive, without further approval or authorization of the Company’s shareholders, which means the Company may effect a reverse stock split without delay or uncertainty. There can be no assurance that the Panel will grant the Company’s request for continued listing or that the Company will regain compliance with the minimum bid price requirement and our common stock may ultimately be delisted from the Nasdaq Capital Market.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On May 30, 2008, StockerYale (UK) Limited, a wholly owned subsidiary of the Company, entered into Amendment to Instrument Constituting $US4,750,000 10% Senior Fixed Rate Secured Bond (the “Amendment”) with Mark Hawtin (“Hawtin”). Under the Amendment, Hawtin agreed to increase the original principal amount of the bond from $4,750,000 to $4,903,646. In connection with the Amendment, on May 30, 2008, the Company issued a Common Stock Purchase Warrant to Hawtin to purchase 269,663 shares of common stock of the Company at a purchase price of $0.60 per share. The warrant expires on the tenth anniversary of the date of issuance.

On July 24, 2008, StockerYale (IRL) Ltd., a wholly owned subsidiary of the Company, issued a 12% Senior Fixed Rate Secured Bond (the “July Bond”) to Mark Hawtin, in the original principal amount of €935,000. In connection with the July Bond, on July 24, 2008, the Company issued a Common Stock Purchase Warrant to Hawtin to purchase 636,404 shares of common stock of the Company at a purchase price of $0.45 per share. The warrant expires on the tenth anniversary of the date of issuance.

The issuance of the securities described above in this Item 2 was effected without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of such securities.

Item 4.	Submission of Matters to a Vote of Security Holders.

At our Special Meeting in lieu of the 2008 Annual Meeting of Shareholders (the “Annual Meeting”) held on May 23, 2008, the following proposals were voted upon by our shareholders:

1.	To fix the number of directors comprising the Board of Directors of the Company at seven;

2.	To elect seven directors to serve until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified;

3.	To approve the reincorporation of the Company from Massachusetts to Delaware;

4.	To amend the Company’s 2000 Employee Stock Purchase Plan;

5.	To authorize the Board of Directors, in its discretion, to effect a 1-for-2 to 1-for-8, inclusive, reverse stock split without further approval or authorization of the Company’s shareholders; and

6.	To ratify the appointment of Vitale, Caturano & Company, Ltd. as the Company’s independent registered public accounting firm for the current fiscal year.

The number of shares of Common Stock issued, outstanding and eligible to vote as of the record date of March 26, 2008 was 38,855,407. The results of the voting on each of the matters presented to shareholders at the Annual Meeting are set forth below.

	VOTES FOR	VOTES WITHHELD	VOTES AGAINST	ABSTENTIONS	BROKER NON- VOTES
1. Fix the number of directors at seven	33,195,721	NA	441,313	27,896	0
2. Election of seven directors:
Mark W. Blodgett	32,842,478	822,452	NA	NA	NA
Robert J. Drummond	32,938,668	726,262	NA	NA	NA
Dietmar Klenner	32,943,548	721,382	NA	NA	NA
Ben Levitan	32,944,448	720,482	NA	NA	NA
Raymond J. Oglethorpe	32,942,116	722,814	NA	NA	NA
Parviz Tayebati	32,944,328	720,602	NA	NA	NA
Patrick J. Zilvitis	32,931,556	733,374	NA	NA	NA
3. Reincorporation of the Company from Massachusetts to Delaware	23,848,626	NA	679,860	30,954	9,105,490
4. Amend the Company’s 2000 Employee Stock Purchase Plan	23,824,140	NA	624,418	110,882	9,105,490
5. Authorize the Board of Directors, to effect a reverse stock split	23,018,236	NA	1,508,056	33,148	9,105,490
6. Ratification of Vitale, Caturano & Company, Ltd.	33,177,848	NA	358,091	128,991	0

All of the proposals were approved at the Annual Meeting, except for the proposal to reincorporate the Company’s state of incorporation from the Commonwealth of Massachusetts to the State of Delaware.

Item 5.	Other Information.

During the quarter ended June 30, 2008, we made no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCKERYALE, INC.

Date: August 14, 2008	By:	/s/ MARK W. BLODGETT
Mark W. Blodgett
President, Chief Executive Officer and Chairman of the Board

Date: August 14, 2008	By:	/s/ TIMOTHY P. LOSIK
Timothy P. Losik
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment to Instrument Constituting US$4,750,000 10% Senior Fixed Rate Secured Bond, dated as of May 30, 2008, by and between Mark Hawtin and StockerYale (UK) Limited.

10.2	Common Stock Purchase Warrant, dated as of May 30, 2008, issued by StockerYale, Inc. to Mark Hawtin.

10.3	Instrument Constituting Euro 935,000 12% Senior Fixed Rate Secured Bond, dated as of July 24, 2008, issued by StockerYale (IRL) Ltd. to Mark Hawtin.

10.4	Common Stock Purchase Warrant, dated as of July 24, 2008, issued by StockerYale, Inc. to Mark Hawtin.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.