Form 10-Q
period 2008-09-30
STOCKERYALE INC
filed 2008-11-14
CIK 94538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2008, there were 41,269,845 shares of the registrant’s common stock outstanding.

STOCKERYALE, INC.

Item 1.	Financial Statements.

STOCKERYALE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands except share and per share data

Unaudited

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$1,523	$1,577
Restricted cash	17	18
Accounts receivable less allowances of $83 at September 30, 2008 and $62 at December 31, 2007	4,972	4,535
Inventories	4,479	4,180

Prepaid expenses and other current assets	692	465
Total current assets	11,683	10,775
Net property, plant and equipment	8,860	10,464
Goodwill	7,584	8,069
Acquired intangible assets, net	2,647	3,777
Other long-term assets	913	953

Total assets	$31,687	$34,038

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving lines of credit	$4,630	$—
Current portion of long-term debt, net of unamortized discount of $655 at September 30, 2008 and $607 at December 31, 2007	1,818	1,308
Current portion of capital lease obligations	148	158
Current portion of financing lease obligations	444	447
Accounts payable	4,208	3,590
Accrued expenses	2,473	2,766

Total current liabilities	13,721	8,269
Long-term debt, net of unamortized discount of $740 at September 30, 2008 and $954 at December 31, 2007	9,253	11,864
Capital lease obligations, net of current portion	156	275
Financing lease obligations, net of current portion	3,219	3,200
Deferred income taxes	669	931

Total liabilities	27,018	24,539

Stockholders’ equity:
Common stock, par value $0.001; shares authorized 100,000,000; 40,653,102 shares issued and outstanding at September 30, 2008 and 38,555,618 at December 31, 2007	41	39
Paid-in capital	102,658	99,698
Accumulated other comprehensive income	2,786	3,029
Accumulated deficit	(100,816)	(93,267)

Total stockholders’ equity	4,669	9,499

Total liabilities and stockholders’ equity	$31,687	$34,038

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
	In thousands except per share data
Revenue	$8,495	$7,917	$25,104	$22,343
Cost of sales	4,966	5,261	16,212	14,822

Gross profit	3,529	2,656	8,892	7,521

Operating expenses:
Selling expenses	978	1,045	3,033	3,031
General and administrative	2,345	1,469	6,503	4,443
Research and development	798	665	2,385	2,249
Amortization of intangibles	250	313	875	931
Asset impairment charges	—	—	36	—

Loss from operations	(842)	(836)	(3,940)	(3,133)
Other (income) / expense, net	646	(6)	876	253
Amortization of debt discount and financing costs	1,378	226	2,024	1,049
Interest expense	344	356	966	955

Loss from continuing operations before income tax benefit	(3,210)	(1,412)	(7,806)	(5,390)
Income tax benefit	(80)	(74)	(203)	(211)

Loss from continuing operations	(3,130)	(1,338)	(7,603)	(5,179)
Income from discontinued operations, net of tax	31	28	54	89

Net loss	$(3,099)	$(1,310)	$(7,549)	$(5,090)

Basic and diluted net loss per share from continuing operations	$(0.08)	$(0.04)	$(0.20)	$(0.15)
Basic and diluted net income per share from discontinued operations	$0.00	$0.00	$0.00	$0.00

Basic and diluted net loss per share	$(0.08)	$(0.04)	$(0.20)	$(0.15)

Basic and diluted weighted average shares outstanding:	39,189	35,124	37,834	34,479

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine months Ended September 30,
	2008	2007
	In thousands
Operations
Net loss	$(7,549)	$(5,090)
Income from discontinued operations, net of tax	54	89

Loss from continuing operations	(7,603)	(5,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	919	365
Depreciation and amortization	2,426	2,385
Asset impairment	36	—
Amortization of debt discount and financing costs	2,024	1,049
Non cash interest expense	214	227
Gain on disposal of assets	(59)	—
Provision for inventories	28	139
Provision for bad debts	50	—
Deferred income taxes	(190)	(208)
Other change in assets and liabilities:
Accounts receivable	(768)	(633)
Inventories	(600)	113
Prepaid expenses and other current assets	(248)	(21)
Accounts payable	1,042	(117)
Accrued expenses	(167)	(532)
Other assets and liabilities	21	29

Net cash used in continuing operations	(2,875)	(2,175)
Net cash provided by (used in) discontinued operations	(5)	84

Net cash used in operating activities	(2,880)	(2,091)

Investing
Proceeds from sale of assets	38	—
Payments of financing obligation	(191)	(254)
Purchases of plant and equipment	(208)	(520)

Net cash (used in) continuing operations	(361)	(774)
Net cash provided by discontinued operations	59	63

Net cash (used in) investing activities	(302)	(711)

Financing
Net proceeds from sale of common stock	—	2,233
Net proceeds from exercise of stock options	—	104
Net proceeds from exercise of warrants	—	1,227
Restricted cash related to credit facilities	1	(6)
Proceeds from issuance of notes payable	1,959	2,343
Borrowings of revolving credit facilities – U.S.	865	174
Borrowings of revolving credit facilities – U.K.	1,016	—
Principal repayment of short-term debt	—	(692)
Principal repayment of long-term debt	(1,417)	(1,171)
Debt issuance costs	(21)	(121)

Net cash provided by financing activities	2,403	4,091

Effect of exchange rate on cash	725	(175)
Net change in cash and equivalents	(54)	1,114
Cash and equivalents, beginning of period	1,577	1,366

Cash and equivalents, end of period	$1,523	$2,480

Supplemental disclosure of cash flow information:
Cash paid for interest	$948	$949
Issuance of restricted stock	114	1,549
Common stock issued with financing	1,013	362
Acquisition of equipment under capital lease	—	196
Fair value of warrant modifications and issuances (in connection with financing)	816	—
Common stock issued to settle accounts payable	214	—

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by StockerYale, Inc. (the “Company”) and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (i) the results of operations for the three and nine month periods ended September 30, 2008 and 2007, (ii) the financial position at September 30, 2008 and December 31, 2007, and (iii) the cash flows for the nine month periods ended September 30, 2008 and 2007. These interim results are not necessarily indicative of results for a full year or any other interim period.

The accompanying consolidated financial statements and notes are condensed as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. These statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis through improved operations and/or additional financing which may not occur. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

The Company is considering different ways to raise additional capital including through offerings of debt securities, the sale of its equity securities, or borrowings from financial institutions. Management estimates that it has sufficient capital for operations through December 31, 2008 and possibly beyond. Management is continuing its efforts to raise additional capital, so that the Company can meet its obligations and sustain operations, through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. The Company cannot be sure of the timing or terms of any borrowing arrangements or equity offerings, or that it will be able to consummate one or more of these options.

On June 16, 2008, the Company announced its intention to acquire all issued and outstanding common shares of Virtek Vision International Inc. (“Virtek”) of Waterloo, Ontario, Canada, through its newly formed acquisition subsidiary, StockerYale Waterloo Acquisition Inc., representing a total purchase price of approximately Cdn $27 million, at a price of Cdn $0.80 per share. The tender offer was not accepted and expired on August 25, 2008. For the three months ended September 30, 2008, the Company recorded expenses of approximately $1,413,000, including $452,000 cash expense, in connection with the now expired tender offer. For the nine month period ending September 30, 2008, the Company recorded expenses of approximately $1,720,000, including $759,000 cash expense in connection with the now expired tender offer for Virtek.

(2) LOSS PER SHARE

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic and diluted net loss per common share for the three and nine months ended September 30, 2008 and 2007, respectively, is calculated by dividing the net loss applicable to common stockholders by the weighted average number of vested common shares outstanding. Common stock equivalents that were outstanding as of September 30, 2008 and 2007, but were considered anti-dilutive securities and excluded from the diluted net income per share calculations, were as presented below:

	September 30,
	2008	2007
Options outstanding	4,167,189	2,480,901
Warrants outstanding	7,349,383	6,448,316
Unvested restricted stock grants	1,457,978	1,995,615

Total potentially dilutive common stock equivalents	12,974,550	10,924,832

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

Warranty Reserves:

Nine months Ended September 30	2008	2007
	In thousands
Balance at December 31	$302	$231
Charges to costs and expenses	103	80
Account write-offs and other deductions	(83)	(85)

Balance at September 30	$322	$226

(5) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead. Inventories are as follows:

	September 30, 2008	December 31, 2007
	In thousands
Finished goods	$1,052	$1,066
Work-in-process	645	665
Raw materials	2,782	2,449

Net inventories	$4,479	$4,180

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

Stock Option Awards

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the Company’s stock, at the time of the award. The average expected option term was estimated using the simplified method under SAB 107 at the time of the option award. The risk-free interest rate is based on U.S. Treasury zero-coupon issues assumed at the date of grant and no dividends were assumed in the calculation. The compensation expense recognized for all equity-based awards is net of estimated forfeitures for the nine months ending September 30, 2008 and 2007. Forfeitures are estimated based on the historical trends. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.

On March 17, 2008, the GNCC adopted a stock option incentive program for 2008. The GNCC adopted a policy of granting performance-based options to purchase shares of the Company’s common stock to various executive officers and key employees. All options shall vest and become exercisable on the date the Company publicizes its earnings press release regarding fiscal 2008 results, if the stated performance goals are met. If the performance goals are not met, the options immediately terminate and any previously accrued compensation expense would be reversed. Options to purchase a total of 1,522,300 shares of common stock were granted under this performance-based program on March 17, 2008, of which only 1,442,300 are eligible to vest due to actual forfeitures.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The weighted average assumptions for grants during the nine months ended September 30, 2008 were as follows:

Nine months Ended September 30, 2008
Volatility	98.88%
Expected option life	5.65
Interest rate (risk free)	2.54%
Dividends	None
Weighted average grant date fair value	$0.41

A summary of option activity as of September 30, 2008 and changes during the nine months ended September 30, 2008 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2007	2,422,617	$4.76	4.16	$185
Granted	2,046,572	.53	—	—
Exercised	—	—	—	—
Cancelled	(302,000)	7.23	—	—

Balance at September 30, 2008	4,167,189	$2.34	6.31	$—
Vested and Exercisable at September 30, 2008	2,200,117	$4.26	3.36	—

As of September 30, 2008, there was a total unrecognized compensation cost of approximately $224,000 related to non-vested stock options granted. The cost is expected to be recognized over the next 3.75 years. There were no options exercised in the nine months ended September 30, 2008.

Restricted Share Awards (“RSAs”)

The Company has awarded to a number of key employees restricted shares of the Company’s common stock. The RSAs vest in equal annual installments over a period of four years, assuming continued employment, with some exceptions. The fair market value of the RSAs is based on the fair market value per share of the Company’s common stock on the date of grant and is amortized over the vesting period. During the quarter ended September 30, 2008, no shares of restricted stock were issued and 405,000 shares of restricted stock vested. During the nine months ended September 30, 2008, 165,000 shares of restricted stock were issued and 600,020 shares of restricted stock vested.

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

Upon satisfaction and achievement of financial targets, as determined by the Board of Directors, or the GNCC, and based on the financial results of the target period, each participant shall receive a grant of fully-vested shares of the Company’s common stock, $.001 par value per share. As of December 31, 2007, certain executives are eligible to receive up to 1,404,000 shares of StockerYale’s common stock under the Management Incentive Plan. No expense has been recorded through September 30, 2008. As of September 30, 2008, no shares have been earned or issued related to the Management Incentive Plan. The Management Incentive Plan and all grants and awards made under the plan shall be made under the terms of the Company’s 2007 Stock Incentive Plan.

A summary of the status of the Company’s RSAs as of September 30, 2008 and changes during the first nine months is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2007	2,057,998	$1.22
Granted	165,000	0.69
Vested	(600,020)	1.18
Cancelled	(165,000)	1.29

Non-vested at September 30, 2008	1,457,978	$1.17

As of September 30, 2008, there was a total unrecognized compensation cost of approximately $1,647,000 related to non-vested RSAs. The Company expects to recognize the costs over the next 2.9 years.

(7) COMPREHENSIVE LOSS

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive loss is as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
	In thousands
Net loss	$(3,099)	$(1,310)	$(7,549)	$(5,090)
Other comprehensive income (loss):	—	—	—	—
Cumulative translation adjustment	(186)	531	(244)	1,178

Comprehensive loss	$(3,285)	$(779)	$(7,793)	$(3,912)

(8) INTANGIBLE ASSETS

Intangible assets consist of trademarks, acquired patents and patented technologies, distributor and customer relationships and related contracts, trade and brand names and associated logos, technology design and programs, non-compete agreements and other intangible assets. There are no intangible assets with indefinite lives. Acquired patented technologies and trademarks are amortized over their estimated useful lives of between 10–16 years.

Gross carrying amounts and accumulated amortization of intangible assets were as follows as of September 30, 2008 for each intangible asset class.

	Gross Carrying Amount	Accumulated Amortization	Carrying Value
	(in thousands)
Acquired patents, patented technology and purchased technology	$3,353	$(3,095)	$258
Trademarks	471	(471)	—
Acquired trade name	550	(131)	419
Acquired customer contracts and relationships	2,233	(883)	1,350
Acquired non-compete agreement	723	(462)	261
Acquired technology design and programs	378	(91)	287
Other	130	(58)	72

Total	$7,838	$(5,191)	$2,647

Gross carrying amounts and accumulated amortization of intangible assets were as follows as of December 31, 2007 for each intangible asset class.

	Gross Carrying Amount	Accumulated Amortization	Carrying Value
	(in thousands)
Acquired patents, patented technology and purchased technology	$3,354	$(2,900)	$454
Trademarks	471	(471)	—
Acquired trade name	604	(88)	516
Acquired customer contracts and relationships	2,454	(591)	1,863
Acquired non-compete agreement	795	(309)	486
Acquired technology design and programs	415	(61)	354
Other	143	(39)	104

Total	$8,236	$(4,459)	$3,777

Amortization of intangible assets was approximately $250,000 and $314,000 for the three months ended September 30, 2008 and 2007, and approximately $875,000 and $931,000 for the nine months ended September 30, 2008 and 2007.

As of September 30, 2008, the estimated future amortization expense of intangible assets, in thousands, is as follows:

	Estimated Future Expense In thousands
	2008	2009	2010	2011	2012	2013 & thereafter
Amortization expense of intangible assets	$256	$950	$555	$408	$229	$249

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

(10) RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (“SFAS 163”). SFAS 163 applies to financial guarantee insurance (and reinsurance) contracts issued by enterprises that are included within the scope of paragraph 6 of Statement 60 and that are not accounted for as derivative instruments. The recognition and measurement provisions of SFAS 163 shall be applied on a contract-by-contract basis. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect SFAS 162 to have a material effect on the Company’s financial statements.

SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect SFAS 162 to have a material effect on the Company’s financial statements.

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

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of ARB 51, Consolidated Financial Statements. SFAS 160 provides guidance for the accounting, reporting and disclosure of noncontrolling interests, also called minority interest. A minority interest represents the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The provisions of SFAS 160 will be adopted in 2009. The Company is currently evaluating the effect that the adoption of SFAS No. 160 will have on its operations and financial condition.

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

(11) DEBT

A summary of the debt obligations of the Company is as follows:

	September 30, 2008	December 31, 2007
	In thousands
Acquired note payable to Barclay’s Bank, maturing on November 16, 2009 and having an interest rate of 2.5% above Barclay’s base rate (7.50% at September 30, 2008 and 7.50% at December 31, 2007), reported as $27,000 short-term and $7,000 long term.	$34	$60
Borrowings under Revolving Credit facility with Barclay’s Bank Sales Financing with an interest rate of 2.55% above Barclay’s base rate (7.55% as of September 30, 2008).	927	—
Borrowings under Line of Credit Agreement with Laurus Master Fund, Ltd. maturing on June 28, 2009. $500,000 is due on March 31, 2009. The interest rate is the prime rate plus 1%, with a minimum rate of 6% (6.00% at September 30, 2008 and 8.25% at December 31, 2007).	3,703	2,838

	September 30, 2008	December 31, 2007
	In thousands
Note Payable to Laurus Master Fund, Ltd. maturing on June 30, 2010, with an interest rate of prime plus 2%, with a minimum rate of 8%, (8.00% at September 30, 2008 and 9.25% at December 31, 2007) net of unamortized discount of $237 at September 30, 2008 and $371 at December 31, 2007.	2,988	3,379
Note Payable to Laurus Master Fund, Ltd. maturing on June 30, 2010, with an interest rate of 10.5%, net of unamortized discount of $71 at September 30, 2008 and $139 at December 31, 2007.	729	861
Note Payable to a private investor, maturing on January 15, 2008, with an interest rate of 10.25%.	—	35
Senior Fixed Rate Secured Bond to a private investor with an interest rate of 12%, maturing on July 30, 2011 net of unamortized discount of $195 at September 30, 2008	1,093	—
Senior Fixed Rate Secured Bond payable to a private investor, maturing on October 31, 2011, with an interest rate of 10%, net of unamortized discount of $891 at September 30, 2008 and $1,052 at December 31, 2007.	3,827	3,599
Bonds payable to the former stockholders of Photonic Products Ltd., maturing on October 31, 2009, with an interest rate of LIBOR plus 1% (5.05% at September 30, 2008 and 5.70% at December 31, 2007).	2,400	2,400

Sub-total debt	15,701	13,172
Less – revolving debt	(4,630)	—
Less – current portion of long-term debt	(1,818)	(1,308)

Total long-term debt	$9,253	$11,864

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

The Company began making monthly payments to Laurus of accrued interest only on August 1, 2006. The outstanding principal under the note accrues interest at an annual rate of 1% above the prime rate, subject to a minimum annual interest rate of 6%. The interest rate was 6.00% as of September 30, 2008. The Company may elect to prepay the note at any time, in whole or in part, without penalty or premium. All unpaid principal plus accrued but unpaid interest is due and payable on September 28, 2009.

On March 31, 2008, Laurus granted the Company the ability to borrow up to $500,000 over the limit defined by qualified receivables and inventory for one year, expiring March 31, 2009. In consideration, the Company issued and sold to Laurus 100,000 shares of its common stock at a per share purchase price of $.01, for an aggregate purchase price of $1,000, and extended the term of all outstanding warrants issued to Laurus for an additional 5 years. The Company recorded debt acquisition costs relating to the line of credit for cash fees paid of approximately $21,000 and an additional amount as debt acquisition costs of approximately $528,000 representing the fair market value of the stock issued and the warrant modification. The debt acquisition charges are being amortized over the one year life of the overadvance agreement. The Company used the Black-Scholes model to calculate the impact of the warrant modification. There were a total of 1,820,000 warrants modified. The factors used were as follows: (i) warrant exercise prices ranged from $0.80 to $3.12, (ii) the expected term ranged from 2.5 to 9 years, (iii) volatility rates ranged from 73.79% to 98.55%, (iv) the risk free interest rates ranged from 1.62% to 3.45% and (v) no dividends were assumed. The value of the warrant modifications was calculated at approximately $477,000.

There was $3,702,511 outstanding under the line of credit as of September 30, 2008, which has been classified as short term debt under revolving lines of credit and $2,838,000 outstanding as of December 31, 2007, which was classified as long-term debt.

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

On December 28, 2007, the Company issued amended and restated secured term notes to Laurus and its assignees, PSource Structured Debt Limited and Valens U.S. SPV I. Under the amendment the Company borrowed an additional $1,000,000 from Valens. The Notes amended and restated the secured term notes dated December 30, 2005 and June 19, 2007. The terms of the Note issued to Valens are the same as the June Note. The $1,000,000 portion of the Valens Note will accrue interest at an annual rate of 10.5%. The other Notes amended and restated the December Note and the June Note and reduced the monthly principal payments of the Company by $50,000. Laurus, PSource and Valens rights under the Notes are secured by a security interest in certain assets of the Company.

In connection with the Notes, on December 28, 2007, the Company and Laurus and its assignees entered into amendments to the (i) Securities Purchase Agreement, dated as of December 30, 2005 and (ii) Securities Purchase Agreement, dated as of June 19, 2007 (together, the “Amendments”). Under the Amendments, the Company sold and issued (i) to PSource an aggregate of 75,000 shares of common stock of the Company at a per share purchase price of $.01, for an aggregate purchase price of $750 and (ii) to Valens an aggregate of 300,000 shares of common stock of the Company at a per share purchase price of $.01, for an aggregate purchase price of $3,000. The Company will use the net proceeds from the Amendments for general corporate purposes. The company recorded debt acquisition costs of $99,569 and an additional debt discount of $515,740 representing the fair market value of the stock issued. The debt acquisition and debt discount charges are being amortized over the life of the note using the effective interest. In addition, as required under EITF 96-19, the Company expensed approximately $12,000 of the acquisition related costs to the income statement directly, rather than amortizing this amount over the life of the note.

The Company also entered into Registration Rights Agreements with each of PSource and Valens (the “Registration Rights Agreements”) on December 28, 2007, under which the Company agreed to register the shares of common stock for resale under the Securities Act of 1933, as amended, by May 9, 2008. The agreement has now been extended to include the shares in the Company’s next resale registration the Company files with the SEC following the Company’s next equity financing.

On July 31, 2008, the Company signed an agreement with Valens Offshore SPV I, Ltd. and PSource Structured Debt Limited, affiliates of Laurus Master Fund , to defer the principal payments of the term notes in the amount of $108,333 per month, for the period of August 1, 2008 to October 1, 2008. The Company continued to make monthly interest payments during this period. In consideration for this deferral, the Company agreed to pay a fee of $175,000 of additional interest to be accrued monthly and will paid at the termination of the note on December 30, 2011, along with the deferred principal payments.

At September 30, 2008, $4,025,004 was outstanding under the combined notes, which has been classified as $1,299,993 short-term debt and $2,725,011 long term debt and reported net of $308,630 of unamortized debt discount, which has been classified as $192,565 short term and $116,065 long term.

At December 31, 2007, $4,750,000 was outstanding under the combined notes, which has been classified as $1,256,546 short-term debt and $3,492,087 long term debt and reported net of $509,875 of unamortized debt discount, which has been classified as $261,502 short term and $248,373 long term.

The Company and Laurus also entered into a Registration Rights Agreement on June 19, 2007, under which the Company agreed to file a registration statement with the SEC to register the shares of common stock for resale within 135 days under the Securities Act of 1933, as amended which has been since extended until May 9, 2008. The agreement has now been extended to include the shares in the Company’s next resale registration the Company files with the SEC following the Company’s next equity financing.

Financing for Offer to Purchase:

On June 27, 2008, StockerYale Waterloo Acquisition Inc., a wholly-owned subsidiary of the Company filed an Offer to Purchase and Circular with Canadian securities regulatory authorities, relating to an offer to purchase all of the outstanding common shares of Virtek upon the terms and subject to the conditions set forth in the Offer to Purchase and Circular.

In connection with the offer, StockerYale arranged for financing (“Commitment”) of up to $27 million from Valens Offshore SPV II, Corp., an affiliate of Laurus, and its affiliates (“Valens”) in order to fund the acquisition of all of the outstanding common shares of Virtek. The financing and Commitment to provide the loans under the financing expired on August 31, 2008, with the expired tender offer, as discussed in Note 12.

In addition to the terms and conditions described in Note 12, “Unregistered Sales of Equity Securities,” the Company’s variable rate line of credit and term loans with Laurus would have converted from the rates stated in the above table to a fixed rate of 1% above prime rate at the time of exercise.

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

The facility requires the maintenance of certain financial covenants including annual sales and minimum tangible net worth. Barclay’s also reserves the right to review the facility in the event of losses in any 3-month rolling period. The Company began making monthly payments to Barclay’s of accrued interest only on February 29, 2008. The outstanding principal under the note accrues interest at an annual rate of 2.55% above Barclay’s base rate. The interest rate was 7.55% as of September 30, 2008. The Company may elect to prepay the note at any time, in whole or in part, without penalty or premium upon 3 months notice.

At September 30, 2008, $927,276 was outstanding under the facility, all of which was classified as short term debt under revolving lines of credit. Included in the amount outstanding as of September 30, 2008 was £150,000 (approximately $273,000) of overdraft in the facility. As such, the Bank is reviewing the facility which may result in a demand for repayment.

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

At September 30, 2008, $4,718,623 remained outstanding under the bond, which has been classified as $740,091 short-term debt and $3,978,532 long-term debt and reported, net of $891,451 of unamortized debt discount, which has been reported as $352,278 short-term debt and $539,173 long-term debt.

At December 31, 2007, $4,651,041 was outstanding under the bond, which was classified as $593,750 short-term debt and $4,057,291 long-term debt and reported, net of $1,051,725 of unamortized debt discount, which was reported as $345,984 as short-term and $705,741 as long-term.

Senior Fixed Rate Secured Bonds

On July 24, 2008, StockerYale (IRL) Ltd. issued a three-year 12% Senior Fixed Rate Secured Bond to a private investor in the original principal amount of €935,000 ($1,472,905) secured by all of the assets of StockerYale (IRL) Ltd. The bond matures on July 30, 2011. StockerYale (IRL) Ltd. agreed to make payments of principal and interest of approximately €31,000 ($48,890) over the term beginning August 30, 2008. The outstanding principal on the bonds accrue interest at an annual rate of 12%. StockerYale (IRL) Ltd. may prepay the bond at any time, in whole or in part, without penalty or premium. The Company used the net proceeds for working capital.

In connection with the issuance of the bond, the Company issued a Common Stock Purchase Warrant to the private investor to purchase 636,404 shares of its common stock for a purchase price of $0.45 per share. The warrant expires on the tenth anniversary of the date of issuance. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 4.03%; an expected life of ten years; and an expected volatility of 98% with no dividend yield. At the same time, the Company revalued the original warrant under the new assumptions. The total value of the warrants was recorded as a debt discount of approximately $220,000 and will be amortized over the life of the bond, using the effective interest method.

At September 30, 2008, $1,287,944 remained outstanding under the bond, which has been classified as $405,745 short-term debt and $882,199 long-term debt and reported, net of $194,951 of unamortized debt discount, which has been reported as $110,264 short-term debt and $84,687 long-term debt.

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

In connection with the offer, StockerYale arranged for financing of up to $22.0 million from Valens in order to fund the acquisition of all of the outstanding common shares of Virtek. On June 30, 2008, in connection with the commitment of Valens to provide the financing, StockerYale issued an aggregate of 1,628,664 shares of common stock of StockerYale to Valens. In addition, the terms of the provision by Valens of the loans under the financing had called for (i) the issuance of a warrant with a nominal exercise price to Valens to purchase shares of common stock of StockerYale in an aggregate amount equal to 12% of the amount of the loans provided to StockerYale under the financing, based on a share price of $0.5219 and (ii) the repricing of all warrants previously issued to Valens to an exercise price of $0.5219. Furthermore, the agreement also stipulated should StockerYale borrow more than $18.5 million from Valens under the financing, StockerYale would have issued an additional warrant with a nominal exercise price to Valens to purchase shares of common stock of StockerYale in an aggregate amount equal to 3% of the amount of the loans provided to StockerYale based on a share price of $0.5219. As StockerYale Waterloo Acquisition Inc. did not complete the acquisition of at least 66  2/3% of the common shares of Virtek, and, therefore, did not borrow funds from Valens, StockerYale did not issue any warrants to Valens, nor did it reprice the warrants previously issued to Valens.

The fair value of the 1,628,664 shares of common stock issued to Valens on June 30, 2008 was $960,912 based upon the market price on the date of issuance and was expensed during the three months ended September 30, 2008, as the loan commitment expired.

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

The Company recorded $31,000 in income from discontinued operations for the third quarter of 2008 and $59,000 in income and $5,000 of costs from discontinued operations for the nine months ended September 30, 2008, which was reported as $54,000 net income from discontinued operations. For the third quarter of 2007, $27,000 was included in income from discontinued operations and $89,000 for the nine months ended September 30, 2007. The amounts are additional cash consideration received under certain notes receivable. As of September 30, 2008, the Company is due up to an additional $31,000 under the notes.

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

During the quarter ended September 30, 2008, the Company recorded $70,000 as non-cash interest expense and $7,000 as an increase of the lease obligation due to a reduction in the deposit amount left with the landlord of $47,500 during the third quarter of 2008. For the nine months ended September 30, 2008, the Company recorded $214,000 as non-cash interest expense and $23,000 as an increase of the lease obligation. At September 30, 2008, $3,663,000 was recorded on the balance sheet as a financing lease obligation, of which $444,000 was classified as short-term obligation and $3,219,000 was classified as long-term obligation.

At December 31, 2007, $3,640,000 was recorded on the balance sheet as a financing lease obligation, of which $444,000 was classified as short-term obligation and $3,196,000 was classified as long-term obligation.

Other obligations

On June 12, 2008, StockerYale (IRL) Ltd. entered into a commitment to a new lease of approximately 10,000 square feet for its operations in Cork. The lease term began on September 8, 2008 for a term of five years with rent and service charges of €8,500 per month.

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

	Three Months Ended September 30, 2008				Three Months Ended September 30, 2007
	In thousands				In thousands
	Illumination	Optical Components	Photonic Products	Total	Illumination	Optical Components	Photonic Products	Total
Net sales	$5,113	$1,123	$2,259	$8,495	$4,178	$1,194	$2,545	$7,917
Gross profit	2,495	262	772	3,529	1,650	374	632	2,656
Operating loss	(515)	(341)	14	(842)	(582)	31	(235)	(836)

	Nine months Ended September 30, 2008				Nine months Ended September 30, 2007
	In thousands				In thousands
	Illumination	Optical Components	Photonic Products	Total	Illumination	Optical Components	Photonic Products	Total
Net sales	$14,254	$2,844	$8,006	$25,104	$12,498	$2,714	$7,131	$22,343
Gross profit	5,910	746	2,236	8,892	4,622	921	1,978	7,521
Operating loss	(2,555)	(923)	(462)	(3,940)	(2,100)	(323)	(710)	(3,133)

	September 30, 2008					December 31, 2007
	In thousands					In thousands
	Illumination	Optical Components	Photonic Products	Corporate	Total	Illumination	Optical Components	Photonic Products	Corporate	Total
Total current assets	$6,792	$956	$2,421	$1,514	$11,683	$5,357	$683	$3,110	$1,625	$10,775
Property, plant & equipment, net	$2,359	$2,170	$663	$3,668	$8,860	$2,984	$2,668	$845	$3,967	$10,464
Acquired intangible assets, net	$78	$180	$3,389	—	$2,647	$206	$247	$3,324	—	$3,777
Goodwill	$2,677	$8	$4,889	—	$7,584	$2,677	$8	$5,384	—	$8,069
Other long-term assets	$330	—	—	$583	$913	$362	—	—	$591	$953
Total	$12,236	$3,314	$10,372	$5,765	$31,687	$11,586	$3,606	$12,663	$6,183	$34,038

The Company’s sales by geographic region are denominated in U.S. dollars. These sales are as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
Sales by region	2008	2007	2008	2007
Domestic – United States	$3,624	$4,077	$11,196	$10,677
Canada	733	512	1,812	1,664
Europe	3,356	2,199	9,259	6,964
Asia	475	421	2,186	1,671
Other	307	708	651	1,367

Total	$8,495	$7,917	$25,104	$22,343

(18) SUBSEQUENT EVENT

On October 31, 2008, the Company signed an agreement with the private investor owning the Photonic Products Ltd. bond, reference Note 11, whereby the investor agreed to forego the principal payments of $61,674 per month for four months totaling $246,697 in consideration of the issuance of 616,743 shares of common stock.

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

The Company has made key investments in and 2007 and 2008 in medical product research and development to support its strategic move into medical and bio-medical markets. The Company expects its medical strategy to be a catalyst for greater revenues across all three product lines in 2008, as medical related sales grew from 6% of total sales in the second quarter ended June 30, 3008 to approximately 11% of total sales in the third quarter ended September 30, 2008.

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

The Company is considering different ways to raise additional capital including through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis through improved operations and/or additional financing which may not occur.

On June 16, 2008, the Company announced its intention to acquire all issued and outstanding Common Shares of Virtek Vision International Inc. (“Virtek”) of Waterloo, Ontario, Canada, through its newly formed acquisition subsidiary, StockerYale Waterloo Acquisition Inc. representing a total purchase price of approximately Cdn $27 million. The tender offer was not accepted and expired on August 25, 2008. The Company recorded expenses of approximately $1,413,000, including $452,000 cash expenses in connection with the now expired tender offer for Virtek. For the nine months ended September 30, 2008, the Company recorded expenses of approximately $1,720,000, including $759,000 cash expenses in connection with the now expired tender offer for Virtek.

CALENDAR QUARTERS ENDED SEPTEMBER 30, 2008 AND 2007

Net Sales

Net sales were $8.5 million for the three months ended September 30, 2008, a 7% increase over $7.9 million for the third quarter of 2007. The increase in sales was due to a 22% increase in sales of Illumination Products offset by an 11% decrease in sales by Photonic Products.

Gross Profit

Gross profit was $3.5 million for the three months ended September 30, 2008. This represents an increase of 33% from $2.7 million for the third quarter of 2007. During the three months ended September 30, 2008, gross margin was 42% compared with 34% in the third quarter of 2007, primarily related to an increase in production volume, higher value product sales as well as production efficiency.

Operating Expenses

Operating expenses totaled $4.4 million for the third quarter of 2008, increasing 25% over $3.5 million in the third quarter of 2007. The increase in operating expenses over the third quarter of 2007 was primarily due to a 60% increase in general and administrative costs. These additional expenses include approximately $452,000 legal and other costs related to the expired tender offer for Virtek. Non-cash share-based compensation expense increased $196,000 compared to the third quarter of 2007. Compared to the third quarter of 2007, sales and marketing expenses decreased approximately $67,000 and research and development expenses grew approximately $133,000.

Operating loss was $0.8 million compared with operating loss of $0.8 million for the third quarter of 2007.

Non-Operating Expenses

Other expenses, which are comprised primarily of non-cash debt discount and financing costs, increased by 311% to $2,368,000 for the three months ended September 30, 2008, versus $576,000 in the three months ended September 30, 2007. The increase relates to the non cash stock issue of approximately $961,000 related to the expired tender off for Virtek, an increase in the non cash debt acquisition charges related to the extension of warrants for the March 31, 2008 line of credit overdraft, as well as non cash charges related to foreign currency exchange rate changes.

Net Income (Loss)

Net loss including discontinued operations was $3.1 million or $0.08 per share. This compares to a net loss of $1.3 million or $0.04 per share for the third quarter of 2007.

Provision (Benefit) for Income Taxes

Our historical operating losses raise doubt about our ability to realize the benefits of our deferred tax assets. As a result, we provide a valuation allowance for the net deferred tax assets that may not be realized. We recorded a deferred tax benefit of approximately $68,000 in the period ended September 30, 2008, related to one of our non-U.S. based subsidiaries.

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Net Sales

Net sales were $25.1 million for the nine months ended September 30, 2008, a 12% increase over $22.3 million for the third quarter of 2007. The increase in sales was due to a 14% increase in sales of Illumination Products and a 12% increase in sales by Photonic Products

Gross Profit

Gross profit was $8.9 million for the nine months ended September 30, 2008. This represents an increase of 18% from $7.5 million for the first nine months of 2007. During the nine months ended September 30, 2008, gross margin was 35% compared with 34% in the comparable period of 2007, primarily related to product mix in Illumination Products with higher margin product sales, partially offset by a negative impact from foreign currency exchange rates of approximately $193,000.

Operating Expenses

Operating expenses totaled $12.8 million for the nine months ended September 30, 2008, increasing 20% over $10.7 million in the same period of 2007. The increase in operating expenses was primarily due to the change in foreign currency exchange rates of approximately $330,000, an increase in non-cash share-based compensation expense under SFAS 123(R) of $554,000, and approximately $759,000 related to third party costs associated with the Virtek acquisition. Sales and marketing expenses were flat to 2007, while research and development expenses increased 6% to $2.4 compared to the same period of 2007. General and administrative expense increased 38%, or $2.0 million due to non-cash share-based compensation expense, approximately $759,000 related to the tender offer for Virtek, and investments in personnel, compared to $5.4 million during the nine months ended September 30, 2007.

Operating loss for the first nine months of 2008 was $3.9 million compared with operating losses of $3.1 million for the same period of 2007.

Non-Operating Expenses

Other expenses, which are comprised primarily of non-cash debt discount and financing costs, increased by 71% to $3.9 million for the nine months ended September 30, 2008, versus $2.3 million during the nine months ended September 30, 2007. The increase relates to the non-cash stock issue of approximately $961,000 related to the expired tender off for Virtek, an increase in the non cash debt acquisition charges related to the extension of warrants for the March 31, 2008 line of credit overdraft, as well as non cash charges related to foreign currency exchange rate changes.

Net Income (Loss)

Net loss including discontinued operations was $7.5 million or $0.20 per share for the first nine months of 2008. This compares to net loss of $5.1 million or $0.15 per share for the first nine months of 2007.

Provision (Benefit) for Income Taxes

Our historical operating losses raise doubt about our ability to realize the benefits of our deferred tax assets. As a result, we provide a valuation allowance for the net deferred tax assets that may not be realized. We recorded a deferred tax benefit of approximately $190,000 for the nine months ended September 30, 2008, related to one of our non-U.S. based subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance declined by $44,000 to $1,523,000 at September 30, 2008 from $1,577,000 at December 31, 2007. During the nine month period, we had new borrowings totaling approximately $3.7 million comprised of approximately $1.2 million from the February 26, 2008 Confidential Invoice Discounting Agreement between Barclay’s Bank Sales Financing and Photonic Products, a $0.5 million amendment to the Photonic Products financing by a private investor on May 30, 2008 and the March 31, 2008 $0.5 million overadvance agreement with Laurus Master Fund, Ltd. and approximately $1.4 million between a private investor on July 24, 2008 and StockerYale Ireland. Operations used $3.0 million in cash, including $0.9 million of interest, and made principal payments totaling $1.6 million.

As of September 30, 2008, our net accounts receivable balance was $5.0 million compared to $4.5 million at year end. Our days sales outstanding at September 30, 2008, decreased from 54 days at December 31, 2007, to 53 days at September 30, 2008.

Inventory increased approximately $0.3 million to $4.5 million from $4.2 million at December 31, 2007, primarily in raw materials.

Capital spending for the quarter ending September 30, 2008 was $208,000. The Company has no material capital expenditure commitments as of September 30, 2008 but has plans to purchase approximately $194,000 of capital items between October 1, 2008 and December 31, 2008, of which we expect approximately $153,000 to be financed through capital leases.

On June 16, 2008, the Company announced its intention to acquire all issued and outstanding Common Shares of Virtek Vision International Inc. (“Virtek”) of Waterloo, Ontario, Canada, through its newly formed acquisition subsidiary, StockerYale Waterloo Acquisition Inc., representing a total purchase price of approximately Cdn $27 million. The tender offer for Virtek expired on August 25, 2008.

Management estimates that it has sufficient capital for operations through December 31, 2008 and possibly beyond. Management is continuing its efforts to raise additional capital, so that the Company can meet its obligations and sustain operations, through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. The pursuit of these financings will be opportunistic and the Company cannot be sure of the timing or terms of any borrowing arrangements or equity offerings, or that it will be able to consummate one or more of these options. If the Company experiences difficulty raising money in the future, our business and liquidity will be materially adversely affected.

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

Foreign Currency Exchange Rate Risk

The Company has operations in various countries and currencies throughout the world and its operating and financial position are subject to exposure from significant fluctuations in foreign currency exchange rates. At various times, we have entered into forward foreign currency exchange rate contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. This program is not designed for trading or speculative purposes. We do not enter into financial instruments for trading purposes. In accordance with SFAS No. 133, we recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. These forward contracts are not accounted for as hedges and, therefore, changes in the fair value of these instruments are recorded as interest income and other income or expense, net. There were no open forward contracts as of September 30, 2008, or at December 31, 2007.

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

The net gain recorded on forward contracts in the accompanying condensed consolidated statement of operations during the year ended December 31, 2007 was $24,768. There was no gain or loss recorded in the quarters ended September 30, 2008 and 2007.

Management has determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of the subsidiaries. Primary currencies include Canadian dollars, Euros and British pounds. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the foreign currency exchange rate prevailing at the balance sheet date, while income and expense accounts are translated at average exchange rates during the year. The Company invoices primarily in U.S. dollars, while the expenses are mostly in local currency. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions results in increased revenues and operating expenses for our international operations. Similarly, our revenue and operating expenses will decrease for our international operations when the U.S. dollar strengthens against foreign currencies. The Company’s operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries, as a result of our transactions in these foreign markets. We estimate operating income for the nine months ended September 30, 2008 was negatively impacted by approximately $0.5 million due to the higher value of the Canadian dollar compared to the U.S. dollar during the nine months ended September 30, 2008 than during the nine months ended September 30, 2007.

Interest Rate Risk

We are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under the Laurus Master Fund, Ltd. line of credit of $3,310,000 million with an interest rate of prime plus 1%, the Laurus Master Fund, Ltd. term note of $3,021,000 with an interest rate prime plus 2%, the Laurus Master Fund, Ltd. term note of $741,000 with an interest rate of 10.5% and our private investor term note of $4,904,000 at an interest rate of 10% all net of debt discount costs. As of September 30, 2008, the fair market value of our outstanding debt approximates our carrying value due to the short-term maturities and variable interest rates. Our interest rate risk at September 30, 2008 was limited mainly to fluctuations in the prime rate on our outstanding term loans and on our line of credit with Laurus Master Fund, Ltd.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, as a result of the material weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, as of September 30, 2008, in ensuring that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis, and that this information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting during the quarter ended September 30, 2008, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factor discussed below and the risk factors previously disclosed in the “Risk Factors” section of our annual report on Form 10-KSB for the fiscal year ended December 31, 2007 and our quarterly reports on Form 10-Q filed for the l quarters ended March 31, 2008 and June 30, 2008, which could materially affect our business, financial condition or future results. The risks described below and in our annual report on Form 10-KSB for the fiscal year ended December 31, 2007 and our quarterly reports on Form 10-Q filed for the quarters ended March 31, 2008 and June 30, 2008 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in our annual report on Form 10-KSB for the fiscal year ended December 31, 2007 and our quarterly reports on Form 10-Q filed for the quarters ended March 31, 2008 and June 30, 2008.

Our common stock price may be negatively impacted if it is delisted from the Nasdaq Capital Market.

On December 28, 2007, the Company received a notice from The Nasdaq Stock Market indicating that it was not in compliance with Nasdaq Marketplace Rule 4450(a)(5) (the “Minimum Bid Price Rule”) because, for 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share. In accordance with Nasdaq Marketplace Rule 4450(e) (2), the Company was provided 180 calendar days, or until June 25, 2008, to regain compliance with the Minimum Bid Price Rule.

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

On September 15, 2008, the Company received an extension from the Nasdaq Listing Qualifications Panel to regain compliance with the $1.00 minimum bid price requirement of The Nasdaq Stock Market until December 23, 2008. In order for the Company to maintain its listing on the Nasdaq Stock Market beyond such date, its common stock must have a closing bid price of $1.00 or more for a minimum of ten consecutive trading days prior to December 23, 2008.

On October 16, 2008, the Company received notification that NASDAQ has suspended for a three month period the enforcement of the rules requiring a minimum $1.00 closing bid price or a minimum market value of publicly held shares. NASDAQ has said that it will not take any action to delist any security for these concerns during the suspension. NASDAQ has stated that, given the current extraordinary market conditions, this suspension will remain in effect through Friday, January 16, 2009 and will be reinstated on Monday, January 19, 2009. As a result of this suspension, the Company now has until March 30, 2009 to regain compliance with the minimum bid rule.

As a result of the suspension, if, at any time before March 30, 2009, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will provide written notification that it has achieved compliance with the Rule.

There can be no assurance that the Company will regain compliance with the minimum bid price requirement and our common stock may ultimately be delisted from the Nasdaq Capital Market.

Disruption in financial and currency markets could have a negative effect on our business.

As has been widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. While currently these conditions have not impaired our ability to operate our business, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which can then lead to challenges in the operation of our business. These economic developments affect businesses such as ours in a number of ways. The current tightening of credit in financial markets adversely affects the ability of customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions and the effects they will have on our business and financial condition.

Our business will require additional funding, in the near term, which may not be available and could have a negative effect on our business.

Management estimates that it has sufficient capital for operations through December 31, 2008 and possibly beyond. The result is that the Company needs to raise additional capital, debt or equity, in order to meet ongoing and future obligations. As such, the business is exposed to the risk that the Company may not be able to raise sufficient capital, when needed, to meet the ongoing and future obligations. If we are unsuccessful in raising additional capital, our business may not continue as a going concern. Even if we do find outside funding sources, we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions that may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional equity securities. If we experience difficulties raising money in the future, our business and liquidity will be materially adversely affected.

Item 5.	Other Information.

During the quarter ended September 30, 2008, we made no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCKERYALE, INC.

Date: November 14, 2008	By:	/S/ MARK W. BLODGETT
Mark W. Blodgett
President, Chief Executive Officer and Chairman of the Board

Date: November 14, 2008	By:	/S/ TIMOTHY P. LOSIK
Timothy P. Losik
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.