Form 10-K
period 2008-12-31
STOCKERYALE INC
filed 2009-03-31
CIK 94538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to ______________

Commission file number: 000-27372

StockerYale, Inc.
(Exact Name of registrant as specified  in its charter)

Massachusetts	04-2114473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32 Hampshire Road Salem, New Hampshire	03079
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (603) 893-8778

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), was $12,273,134.

The number of shares of the registrant’s common stock outstanding as of March 9, 2009 was 43,473,595.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission for the registrant’s 2009 special meeting in lieu of annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

STOCKERYALE, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

ITEM		Page

13.	Certain Relationships and Related Transactions, and Director Independence	66

14.	Principal Accounting Fees and Services	67

PART IV

15.	Exhibits, Financial Statement Schedules	67

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Risk Factors” in Item 1A of this report, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this annual report and presented elsewhere by management. Forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. The company does not undertake any obligation to update forward-looking statements.

PART I

Item 1.	BUSINESS

 BUSINESS OVERVIEW

StockerYale, Inc. (also referred to in this document as “StockerYale,” “we,” the “Company,” the “issuer”, or the “registrant”) was incorporated on March 27, 1951 under the laws of the Commonwealth of Massachusetts. In December 1995, the company completed the registration of its common stock with the U.S. Securities and Exchange Commission and its common stock now trades on the NASDAQ Capital Market under the trading symbol “STKR.”

We are a leader in the design, development and manufacturing of low power laser modules and related optics.  In addition, we distribute laser diodes for leading diode manufacturers, and develop and manufacture light emitting diode (LEDs) systems and specialty optical fiber (SOF). Since 1990 we have grown through internal expansion and through strategic acquisitions of technology and complementary businesses. StockerYale is recognized as the only photonics company that possesses the design and manufacturing know-how in four different photonic technologies: diode-based lasers, LED systems, SOF and diffractive optics. We also distribute laser diodes through our Photonic Products subsidiary. Our products serve a wide range of applications and industries including machine vision and industrial inspection, biomedical and medical, defense and security, and other commercial applications. Our advanced technologies are driven by a deep understanding of the needs of our customers and the industries in which they work.

We are organized into two operating groups, and report three segments.  The Laser Products Group includes our Lasiris™ laser module line, Photonic Products modules and diodes and LED systems while our Optical Components Group includes SOF and diffractive optics.  Our reporting segments are Laser Products, which was formerly called Illumination, Photonic Products and Optical Components.

Through our global engineering, manufacturing and sales/service network, the Company provides a comprehensive range of products to our target markets.  In 2008, the Laser Products Group represented 88% of total sales, comprised of 73% lasers and 15% LED systems while the Optical Components Group represented 12%.  In 2008, sales in North America represented 54%, Europe 36% and Asia-Pacific 10%.  Industrial OEMs represent 78% of sales, followed by medical (12%) and defense (8%), our two fastest growing markets.

In addition to our standard product offerings, we have a reputation for configuring products to specific customer requirements that offer high performance, reliability and long warranties.  Over 75% of our laser modules are specifically configured and incorporate our proprietary beam shaping optics. Strong optical modeling capabilities and theoretical skills, combined with manufacturing platforms for lasers, diffractive optics, LED systems and specialty optical fiber enable StockerYale to cost-effectively prototype and manufacture products.  Our applications engineers are trained to help customers define and find practical solutions for their complex requirements.

On October 31, 2006, the Company acquired Photonic Products Ltd. of the United Kingdom, a well-known manufacturer of custom designed laser diode modules and laser diode assemblies and an authorized distributor of Sanyo, Opnext and Sony high-performance, premium-quality industrial laser diodes and high-power lasers and Panasonic precision optical lenses to OEMs in the industrial, medical, scientific and defense markets. Photonic Products’ laser modules are complementary to StockerYale’s Lasiris line of lasers in terms of both performance and value. Further, Photonic Products Ltd. has historically been a supplier to StockerYale of laser diodes for the Lasiris laser modules.

On October 18, 2007, StockerYale acquired substantially all of the assets of Spectrode LLC, an early-stage developer of pulsed thulium-doped fiber lasers principally for military applications. The acquisition included all of Spectrode’s prototypes, patents and patents pending, including the patent application for its “Gain Switched Fiber Laser System”.

BACKGROUND AND STRATEGY

Photonics is the science and technology of making, managing and measuring light.  The photonics market has grown rapidly over the last twenty-five years as the technology has evolved, enabling both scientific and commercial users to perform tasks that cannot be performed using more conventional electrical, mechanical and chemical processes. This trend has enabled marked advances in many markets including microelectronics, life sciences and defense.  Over the last decade, StockerYale has evolved into a leading photonics company through both internal product development and four product line/technology acquisitions.  Given the fragmented nature of the photonics industry, our strategy has been to leverage our strength in optics, lasers and structured light illumination to develop innovative, cost-effective solutions that meet our customers’ needs.  Increasingly, photonic-based solutions have become prevalent in automated inspection (machine vision), industrial production, medical diagnostics, quality control, imaging and printing, materials processing, and research and development.

StockerYale offers a wide range of products, many of which are based on our proprietary technology such as our patented Flat-top™ beam shaping optics for lasers and our patented chip-on-board-reflective-array (COBRA) LED technology for high brightness LED illumination systems.  Our specialty optical fiber business is expanding its range of passive and active fibers, as well as moving into the field of manufacturing fiber-based assemblies for key customers.  In addition, the Company continues to develop thulium-pulsed laser modules based on our acquired Spectrode technology for both military and medical markets. StockerYale’s products are all related in that they all project, convey or diffract light (visible, infrared, UV) in a specific way. We continue to invest a significant portion of our revenues into research and development to develop new products and customize standard products for the machine vision, medical/bio-medical and defense markets.  Bio-medical instrumentation and defense represent the Company’s two fastest growing markets and we expect will represent an increasing percentage of total revenues as we pursue this strategy.

PRINCIPAL PRODUCTS AND MARKETS

Our Laser Products Group consists of structured light lasers, LED systems and related optics for machine vision, industrial inspection, medical, commercial and defense and security applications. Photonic Products Ltd., our UK based laser company, is also considered part of our Laser Products Group, but is broken out separately for segment reporting purposes. Our Photonic Products segment sells laser diodes and laser diodes modules for industrial, commercial and medical applications.  Our Optical Components segment includes specialty optical fiber, fiber assemblies and diffractive optics for industrial, defense, medical and telecommunications markets.

Laser Products Group

We are a leading independent designer and manufacturer of configurable products for the inspection, machine vision, medical, military and other industrial and commercial markets utilizing laser, structured light, and LED technologies. We differentiate ourselves from many of our competitors by delivering customer specified solutions which operate as a stand-alone light source or as an integral component of a larger OEM system.

Our Lasiris™ brand industrial packaged diode lasers are used in the industrial inspection and 3-D machine vision industries and more recently have been introduced into the biomedical and military markets for specialized applications. Lasers are used for contour mapping of parts, surface defect detection, depth measurements, alignment and as an excitation source for bio-medical fluorescence applications. For example, in machine vision applications, structured light lasers may be used on systems recording the gap and flushness between car body components. In industrial inspection applications, these products are used to screen parts for defects that do not conform to specifications. Increasingly, lasers and optics are becoming the key enabling technology in the life and health sciences market.  For biomedical applications, our uniform laser patterns may be used in flow cytometry, optical DNA sequencing, and confocal microscopy instruments to detect specific cells in a flow of fluid and other types of analysis.

StockerYale is regarded as a leader in the design and manufacturing of beam-shaping optics. Lasiris™ patented optical lenses produce non-Gaussian (evenly illuminated) distinct laser lines or more complex laser light patterns that maintain a consistent intensity along the length and height of the laser beam. Our proprietary Lasiris Flat-top ™ optics used in conjunction with our lasers is currently being adapted for next generation flow cytometry instruments.  Flow cytometry is a laser-based fluorescence technique for analyzing single cells or populations of cells in a heterogeneous manner, including blood, skin and other tissue samples.  The Company’s new Pure Beam™ and Powerline™ laser lines with beam shaping optics are targeted at the bio-medical instrumentation market, which is trending towards the development of more compact and faster instruments. Lasiris™ lasers are electrostatic discharge (ESD) protected, feature interchangeable head patterns, and some meet Class II eye safety ratings. By applying fifteen years of electro-optic R&D experience, we offer customer specified laser pattern beams that meet even the most stringent customer requirements.

Our Photonic Products Ltd. subsidiary manufactures custom designed low-cost laser modules and other electro-optical sub-assemblies and optoelectronic components based on semiconductor laser diode technology. Products include thermo-electrically cooled laser modules, laser alignment systems, circular beam laser diode modules and elliptical beam modules, receptacle packaged laser diodes and pigtailed laser diodes. These products are used in medical and commercial applications and other industries. For example, our laser modules are used in bank note scanners to identify counterfeit Euro notes via fluorescence and on food and diamond sorting machines. We are also an authorized distributor of visible, infrared and blue violet laser diodes for Sanyo Electric Co., Ltd., Opnext Inc. and Sony Corp.

Our high performance LED lighting systems provide customers with a high-intensity, long-lasting illumination source. Our patented, state-of-the-art, COBRA LED units offer greater brightness versus standard LEDs, draw less power and are not subject to the influences of oxidation that other lighting technologies endure, resulting in a typical life span of over 50,000 hours. Our performance is based on specialized expertise in a number of areas, including the selection and/or design of thermally efficient substrates, the optical design of lensing and diffuser systems, the design of cooling systems for extremely high power illuminators, and the science of LED lifetime testing. Furthermore, because of the intrinsic characteristics of LEDs, which can be engineered into virtually any geometric configuration, our LED systems are ideal for applications within the solar, semiconductor, flat panel glass, electronics, and medical industries which require the properties and benefits that only LEDs can deliver.

Optical Components Group

We are an independent designer and manufacturer of specialty optical fiber, fiber assemblies and phase masks, items which are primarily used by manufacturers of fiber optic sensors, fiber optic gyroscopes (FOGs), fiber lasers and optical amplifiers. Recently, the specialty optical fiber division (SOF) expanded its business development strategy to become a custom manufacturer of unique fiber-centric assemblies and modules. The fiber-based assembly business leverages the Company’s expertise to move beyond fiber alone, to help customers design or manufacture every solution that contains and utilizes fiber. We also enable solutions for their fiber-based systems including solving performance and integration complexities, achieving rapid design and prototyping, and sourcing completed modular and system products. The initial focus of this program is the manufacturing of fiber assemblies for the medical field, specifically fiber-based devices for minimally invasive surgical procedures.  Longer term, we intend to target other industrial, defense, telecom and medical customers who benefit from such value added services.

As part of our SOF strategy, StockerYale introduced a new thulium-doped optical fiber product for fiber lasers in June 2008. The product represents an expansion of the Company’s product offering into one of the fastest growing and highest potential areas for fiber lasers and positions the Company to further penetrate key military and medical markets. The Company acquired Spectrode LLC (Spectrode) thulium-doped fiber laser (TDFL) technology in October 2007 to enhance strategic SOF initiatives. Leveraging Spectrode’s intellectual property for pulsed fiber laser technology, we have subsequently filed additional patents and are developing prototype systems for two major defense and medical customers.

Optical fibers can be categorized as either long-haul fibers that transport optical signals over distances and are low-cost, commoditized, high-volume products or as specialty optical fibers. Specialty optical fibers provide a specific photonic function in optical systems, networks and components, and are high-cost, high-value, low-volume products. Our specialty optical fibers, which we manufacture in our state-of-the-art-facility, fall into a handful of broad categories: rare-earth doped fibers, polarization maintaining fibers, bend insensitive fibers, select cut-off fibers, polyimide-coated fibers and photosensitive fibers. Rare-earth doped fiber provides the light amplification medium in optical amplifiers and fiber lasers; erbium-doped fiber is the key component in erbium-doped fiber amplifiers (EDFAs) for telecommunications networks, while ytterbium-doped fiber is the key component in fiber lasers (used in laser marking, machining and industrial welding applications). Our polarization-maintaining fiber is used in FOGs, which are acceleration sensors that serve in a variety of aerospace, machining and military applications. Bend insensitive fiber is used in devices such as fiber optic hydrophones, which detect acoustic waves in marine applications (military, oil exploration). Select cut-off fiber is used for linking components to optical networks and for coupling laser light into optical devices. Due to the high heat resistance and chemical resistance of polyimide, our polyimide-coated fiber is deployed in harsh environments, such as chemical sensing, and in medical devices. Photosensitive fiber is used in the fabrication of fiber Bragg gratings (FBGs), which are optical filters used in optical networks and many types of fiber sensors, amplifiers and lasers, to select and/or stabilize wavelengths. We also manufacture high-output, 0.66 and 0.55 numerical aperture glass fiber, in addition to polymer clad fused silica (quartz) fiber that is used in fiber optic components. In order to provide our customers with the solution that best fits their application, we are frequently involved in the development of custom-designed application-specific fiber, which is often funded by the customer.

SALES, MARKETING AND DISTRIBUTION

Our products are sold to over 1,500 customers, primarily in North America, Europe and the Pacific Rim. Our global sales organization sells directly to OEM customers, and we also work with a group of approximately 20 distributors and machine vision integrators to sell our products. Sales and application engineers are based in California, New Hampshire, Canada, Ireland, United Kingdom and Germany to work closely with customers and demonstrate the advantages of the Company’s products. Marketing expenses, including advertising expenses, were approximately $843,000 in 2007 and $522,000 in 2008.

COMPETITION

The market for photonic products is fragmented and includes a large number of competitors, many of which are small or privately owned or which compete with StockerYale on a limited geographic, industry specific or application-specific basis.  The Company also competes in certain target markets with competitors that are part of large industrial groups and have access to substantially greater financial and other technical resources than StockerYale.

With the acquisition of Photonic Products, Ltd., we are considered the leading manufacturer of low power laser modules (less than 10 watts) in terms of both market share and quality. We compete against Power Technology, Inc. and Coherent Inc. in the United States, Global Laser Ltd. and Schafter & Kirchoff GMBH in Europe, as well as several other smaller laser manufacturers.

Our specialty optical fiber capability includes fibers for the defense, security, utility and telecommunications industries. We made substantial capital investments in plant and equipment in connection with our development of a complete line of specialty optical fibers. Over the last two years, the SOF market has consolidated and market demand is increasingly driven by defense, industrial and medical applications. Our major competitors are OFS, Fibercore Ltd. and Nufern Inc., all of which are now owned by large companies.

Our high-intensity LED systems business competes occasionally with similar products from Elcos GMBH (subsidiary of Perkin Elmer) and Schott GMBH.

RAW MATERIALS

The raw materials and components used in our products are purchased from a number of different suppliers and are generally available from several sources. We do not anticipate difficulty obtaining the material necessary to produce our products. Raw material and transportation costs are subject to fluctuations due to market conditions. We employ many strategies, including the use of alternative materials, to mitigate the effect of these fluctuations on our results.

Some of our principal suppliers include: Sanyo, Sony, Arima Optoelectronics Corp. and Opnext Inc., all of which are major suppliers of laser diodes.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

Our customer base consists of more than 1,500 customers in various industries worldwide. One customer represented approximately 6.3% of our total net revenue in 2008 and 5.9% of our net revenue in 2007. Our top ten customers represented approximately 29% of total net revenue in 2008 and 29% of our total net revenue in 2007. One hundred sixteen customers make up 80% of net revenue.

INTELLECTUAL PROPERTY

StockerYale owns intellectual property, which includes patents, proprietary software, technical know-how and expertise, designs, process techniques and inventions. We hold patents in the United States and Ireland and are in the process of entering the national stage in the United States under our international application based on the priority Irish patent. We have filed additional patent applications in the United States, Canada, Europe and Japan. StockerYale (IRL) Ltd., one of our subsidiaries, holds a patent on a method for attaching semiconductor chips and has applied for two patents in the United States, Canada and Europe on new LED ring light and line light technologies. StockerYale Canada, another subsidiary of ours, holds exclusive rights to three patents in the United States and one patent in Canada through licensing agreements.

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

On July 15, 2008, we were granted a patent in the United States for our “Rectangular Flat-Top Beam Shaper,” which will expire in 2027.  On October 29, 2007, we were assigned the patent application for a “Gain Switched Fiber Laser” filed on July 26, 2006 by Spectrode LLC. We resubmitted the application in January 2009. In December 2008, we converted a provisional patent for a high powered, short-pulsed fiber laser to a full patent application.

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

RESEARCH AND DEVELOPMENT

StockerYale’s research and development activities are focused on meeting specific customer applications and developing new products to meet the company’s strategic goals. In addition, our business requires significant investments in research and development for product design and modeling and enhancements to standard product lines. Our research and development expenditures were approximately $3.0 million, or 9% of net revenues, in 2008 and $3.2 million, or 11% of net revenues, in 2007.

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

EMPLOYEES

As of March 9, 2009, we employed 183 people, 177 of whom were full-time employees. None of our employees is represented by a labor union and we believe that we have good relations with our employees.

WHERE YOU CAN FIND MORE INFORMATION

We maintain a website at www.stockeryale.com. We make available through our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the Securities and Exchange Commission. We also similarly make available, free of charge through our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act. We are not including the information contained at www.stockeryale.com or at any other Internet address as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Item 1A. RISK FACTORS

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

The Company will need to raise additional capital, debt or equity, in order to meet ongoing and future obligations.  As such, the business is exposed to the risk that the Company may not be able to raise sufficient capital, when needed, to meet the ongoing and future obligations.  If we are unsuccessful in raising additional capital, our business may not continue as a going concern.  Even if we do find outside funding sources, we may be required to issue securities with greater rights than those currently possessed by holders of our common stock.  We may also be required to take other actions that may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional equity securities.  If we experience difficulties raising money in the future, our business and liquidity will be materially adversely affected.

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

We have experienced operating losses over the last several years and may continue to incur losses and negative operating cash flows. We cannot predict the size or duration of any future losses. We have historically financed our operations with proceeds from debt financings and the sale of equity securities. We anticipate that we will continue to incur net losses in the future. As a result, we cannot assure that we will achieve profitability or be capable of sustaining profitable operations. If we are unable to reach and sustain profitability, we risk depleting our working capital balances and our business may not continue as a going concern.

Securities we issue to fund our operations could dilute or otherwise adversely affect our stockholders.

We need to raise additional funds through public or private debt or equity financings to fund our operations. If we raise funds by issuing equity securities, or if we issue additional equity securities to acquire assets, a business or another company, the percentage ownership of current stockholders will be reduced. If we raise funds by issuing debt securities, we may be required to agree to covenants that substantially restrict our ability to operate our business. We may not obtain sufficient financing on terms that are favorable to investors or us. We may delay, limit or eliminate some or all of our proposed operations if adequate funds are not available.

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

Our common stock has experienced significant price and volume fluctuations in recent years. Since January 2007, our common stock has closed as low as $0.06 per share and as high as $1.80 per share. These fluctuations often have no direct relationship to our operating performance. The market price for our common stock may continue to be subject to wide fluctuations in response to a variety of factors, some of which are beyond our control. Some of these factors include:

•	the results and effects of litigation;

•	our financial performance and prospects;

•	sales by selling stockholders of shares issued and issuable in connection with our private placements;

•	general financial and other market conditions; and

•	domestic and international economic conditions.

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

Our executive officers and directors as a group own or control approximately ten percent (10%) of our common stock and four investors collectively own approximately forty-six percent (46%) of our common stock. Accordingly, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may have the effect of delaying or preventing a change in control of our company and might adversely affect the market price of our common stock.

Our common stock price may be negatively impacted if it is delisted from the NASDAQ Capital Market.

Our common stock is currently listed for trading on the NASDAQ Capital Market. We must continue to satisfy NASDAQ’s continued listing requirements, including a minimum stockholders’ equity of $2.5 million and a minimum bid price for our common stock of $1.00 per share, or risk delisting which would have a material adverse affect on our business. A delisting of our common stock from the NASDAQ Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees.

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

The Company did not regain compliance with the Minimum Bid Price Rule by June 25, 2008 and, accordingly, on June 26, 2008, the Company received written notification (the “Staff Determination”) from The NASDAQ Stock Market stating that the Company’s common stock would be subject to delisting as a result of the deficiency unless the Company requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”).

On July 3, 2008, the Company requested a hearing before the Panel to address the minimum bid price deficiency, which stayed any action with respect to the Staff Determination until the Panel rendered a decision subsequent to the hearing. On September 15, 2008, the Company received an extension from the NASDAQ Listing Qualifications Panel to regain compliance with the $1.00 minimum bid price requirement.

Subsequently, the Company received notification that NASDAQ has temporarily suspended the enforcement of the rules requiring a minimum $1.00 closing bid price or a minimum market value of publicly held shares. NASDAQ has said that it will not take any action to delist any security for these concerns during the suspension. NASDAQ has extended the temporary suspension until July 20, 2009.  As a result of this extension, if, at any time before September 28, 2009, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will provide written notification that it has achieved compliance with the Minimum Bid Price Rule.

As of December 31, 2008, we were not in compliance with NASDAQ Marketplace Rule 4450(a)(3) regarding the minimum $2.5 million stockholders’ equity requirement, but we have not yet received a notice from the NASDAQ Stock Market regarding the deficiency. There is no assurance that we will regain compliance with the Minimum Bid Price Rule or with the minimum stockholders’ equity requirement and our common stock may ultimately be delisted from the NASDAQ Capital Market.  If the Company becomes delisted from the NASDAQ, the Company would either trade on the over-the-counter bulletin board (OTCBB) or  “pink-sheets (PK)”.  If the Company’s stock were to trade on the pink sheets, the Company would be in default of one or more debt obligations which could cause an acceleration of amounts due to lenders.  If this occurred, it would have a material impact on the business.

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

We record goodwill on our balance sheet as a result of business combinations as and when consummated and we make significant investment in long-lived assets. In accordance with applicable accounting standards, we periodically assess the value of both goodwill and long-lived assets in light of current circumstances to determine whether impairment has occurred. We perform our annual impairment analysis as of the end of our fiscal year.  If an impairment should occur, we would reduce the carrying amount to our fair market value and record an amount of that reduction as a non-cash charge to income, which could adversely affect our net income reported in that quarter in accordance with generally accepted accounting principles.

While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of the reporting segments and implied fair value of goodwill, the impairment analysis is highly sensitive to the actual versus forecast results.  As such, it is possible that a material change could occur and if our actual results are not consistent with our estimates and assumptions used to calculate fair value, the Company may be required to perform an impairment analysis in advance of its annual impairment testing. The Company will monitor the business performance, macro business environment, and enterprise value of the Company to assess and determine if an interim impairment analysis may be necessary.  As such, it is possible that the Company could write down assets before its annual impairment test which could have a material impact on the net income for that reporting period. In addition, the write down of such assets could cause various of the Company’s debt obligations to default resulting in the acceleration of amounts due to lenders which would have a material impact on the business. We cannot definitively determine whether impairments will occur in the future, and if impairments do occur, what the timing or the extent would be.

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

Our major competitors in the specialty fiber optic market segment are OFS division of Furukawa Electric Co. Ltd, , Fibercore Ltd. and Corning Inc. In the laser market, we compete against Power Technology, Inc. in the United States, Schafter & Kirchoff GMBH in Europe and several other smaller laser manufacturers. Our high-intensity LED systems compete with LED systems of Elcos, a subsidiary of Perkin Elmer, and Schott North America Inc. and Schott AG. Our success depends upon our ability to develop and maintain a competitive position in the product categories and technologies on which we focus. To be successful in the laser and optical components industries, we will need to keep pace with rapid changes in technology, customer expectations, and new product introductions by competitors and evolving industry standards, any of which could render our existing products obsolete if we fail to respond in a timely manner. We could experience delays in introduction of new products. If others develop innovative proprietary laser products or optical components that are superior to ours, or if we fail to accurately anticipate technology and market trends and respond on a timely basis with our own innovations, our competitive position may be harmed and we may not achieve sufficient growth in our revenues to attain or sustain profitability.

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

We distribute and sell some of our products internationally, and our success depends in part on our ability to manage our international operations. Sales outside the United States accounted for 46% of our total revenue for the year ended December 31, 2008. We are subject to risks associated with operating in foreign countries, including:

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None

Item 2.	PROPERTIES

Our corporate headquarters are located at 32 Hampshire Road in Salem, New Hampshire. The Salem property also contains office space, research and development laboratories, and manufacturing space for the optical components segment. The Company leases 95,000 square feet of which approximately 45,000 is utilized by the Company with the balance available for sub-lease.  The term of the lease is five years expiring December 28, 2010. We have the option to extend the initial term for an additional term of five years.

Our laser products segment operates from two facilities.  StockerYale Canada, Inc. conducts research and development, manufacturing, sales and administration from a property located at 275 Kesmark Street, Montreal, Quebec, Canada. StockerYale Canada leases approximately 60,000 square feet of the Montreal property for an initial term of ten years, through December 2015. StockerYale Canada has the option to extend the initial term of the lease for an additional term of five years.  StockerYale (IRL) Ltd. entered into a commitment of approximately 10,000 square feet on June 12, 2008, for its operations in Cork, Ireland. The lease term began on August 22, 2008 for a term of five years.

Photonics Products Ltd. leases approximately 13,000 square feet of space in Hatfield Broad Oak, Hertfordshire, UK. The lease runs for a term of nine years ending September 29, 2013. It also leases approximately 4,000 square feet in Bishops Stortford, UK, through September 2011, which has been sublet. property. Photonic Products Ltd. also leases sales offices in Grobenzell, Germany and Huntington Beach, California

Our facilities are generally operated on the basis of one shift per day, five days per week. Management considers the facilities to be in generally good condition and adequately maintained and insured, and sufficient to satisfy our needs for the foreseeable future. We believe that suitable replacement properties are available for our properties on commercially reasonable terms.

Item 3.	LEGAL PROCEEDINGS

From time to time, the Company may be party to various legal proceedings generally incidental to its business. At this time, the Company is not party to any legal proceedings.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is currently traded on the NASDAQ Capital Market under the symbol “STKR”. As of March 24, 2009, there were approximately 236 holders of record of our common stock. The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported on the NASDAQ Capital Market.

	High	Low
Year Ended December 31, 2008:
October 1, 2008 through December 31, 2008	$0.45	$0.13
July 1, 2008 through September 30, 2008	0.60	0.26
April 1, 2008 through June 30, 2008	0.74	0.42
January 1, 2008 through March 31, 2008	0.96	0.27
Year Ended December 31, 2007:
October 1, 2007 through December 31, 2007	$1.38	$0.75
July 1, 2007 through September 30, 2007	1.55	1.00
April 1, 2007 through June 30, 2007	1.83	1.22
January 1, 2007 through March 31, 2007	1.90	1.17

We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. These factors are described in Management’s Discussion and Analysis in Item 7 below.

We have not paid or declared any cash or other dividends on our common stock within the last two years. Any future determination as to the payment of dividends will depend upon our results of operations, and on our capital requirements, financial condition and other factors relevant at the time.

On July 11, 2008, the Company issued 19,531 shares of its common stock to a consultant, Charlie Jacobs, in lieu of a cash payment of $12,500 due and payable to the consulting firm.

On January 13, 2009, StockerYale (UK) Limited, a wholly owned subsidiary of the Company, entered into an Agreement Regarding Instrument Constituting US$4,750,000 10% Senior Fixed Rate Secured Bond with Mark Hawtin, whereby Mr. Hawtin agreed to forego the principal payments of $61,674 per month under such bond for six months totaling $370,044 in consideration of the issuance of 1,480,176 shares of common stock of the Company.

On January 29, 2009, pursuant to the terms of a Stock and Warrant Purchase Agreement, the Company issued and sold to Dietmar Klenner an aggregate of 10,000 shares of common stock at a per share purchase price of $0.25, for an aggregate purchase price of $2,500. Mr. Klenner also received a warrant to purchase up to an aggregate of 5,000 shares of the Company’s common stock. The warrant is exercisable at any time at a per share price of $0.50 and expires on the fifth anniversary of the issue date.

The securities issued and sold as described in this Item 5 were issued and sold in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of such securities in any of the transactions described in this Item 5.

Information regarding our equity compensation plans and the securities authorized under the plans is included in Item 12 below.

Item 6.	SELECTED FINANCIAL DATA

Not required.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE SUMMARY

We are a leader in the design, development and manufacturing of low power laser modules and related optics.  In addition, we distribute laser diodes for leading diode manufacturers, and develop and manufacturer LED systems and specialty optical fiber (SOF). Since 1990 we have grown through internal expansion and through strategic acquisitions of technology and complementary businesses. StockerYale is recognized the only photonics company that possesses the design and manufacturing know-how in four different photonic technologies: diode-based lasers, LEDs, specialty optical fiber and diffractive optics. We also distribute laser diodes through our Photonic Products subsidiary. Our products serve a wide range of applications and industries including machine vision and industrial inspection, biomedical and medical, defense and security, and other commercial applications. Our advanced technologies are driven by a deep understanding of the needs of our customers and the industries in which they work.

Management took a number of actions during 2008 to improve the Company’s operational efficiency and to improve its overall financial performance.  In addition, in response to the general economic slowdown in late 2008, management initiated a number of actions to improve cash flow and liquidity recognizing that the economy could negatively impact the future performance of the Company.  These actions include:

•	Customer driven new product development to provide our customers and potential customers with an array of leading edge products;

•	Reduction of our overall cost structure in a variety of ways including: reduction of work force, salary reductions, improvements in supply chain management and material costs;

•	Improvements in working capital through focused management of inventory and accounts receivable;

•	Further cost reductions, as necessary and able, in order to improve cash flow.

We are considering different ways to raise additional capital including the sale of our equity securities, offerings of debt securities, or borrowings from financial institutions. We intend to pursue various options to finance and fund operations, as necessary, through the end of 2009. We cannot be sure of the timing or terms of any borrowing arrangements or equity offerings, or that we will be able to consummate one or more of these options. If we do not achieve these goals in 2009, we would implement contingency plans for additional cost reductions; however, there is a possibility that we would not have adequate capital to sustain our current operations.

Subsequent to December 31, 2008, the Company and the private investor holding a 10% Senior Fixed Rate Secured Bond entered into an agreement under which the investor agreed to forgo six monthly principal payments due under the bond from January 2009 to June 2009 totaling $370,044, in return for 1,480,176 shares of newly-issued common stock calculated at $0.25 per share.

RESULTS OF CONTINUING OPERATIONS FOR 2008 AND 2007

NET REVENUE

Net revenues in 2008 increased $2.3 million or 7.5% compared to 2007.  The increase in revenue was comprised of: an increase in Laser Products of $1.6 million over last year; an increase in Optical Components of $0.4 million over last year; and an increase in our Photonic Products segment of $0.2 million over last year. The increased revenue was offset by approximately $(0.4) million due to the negative impact of foreign currency exchange year over year. The optical components segment increased 12.0% in 2008 versus 2007 while the lasers segment saw an increase of 5.6%, with the greatest increase coming from the sales of LED systems which grew 32%.

GROSS PROFIT

Gross profit was $11.3 million in 2008, an increase of $2.3 million or 26% compared to $9.0 million in 2007. Gross profit margin also increased from 30% in 2007 to 35% in 2008 due to improved productivity, favorable impact of foreign exchange, and a favorable mix of products, especially our LED products and bio-medical laser and related optical sales. Foreign currency exchange positively accounted for approximately 0.6% of the improvement.

OPERATING LOSS

Operating loss was $3.4 million in 2008 compared to $5.0 million in fiscal year 2007, excluding the impact of amortization expenses. The improvement in the operating loss results mainly from the increase in gross margin percentage, partially offset by a 5% increase in operating expenses to $14.7 million from $14.1 million in 2007, net of non-cash asset amortization expenses. The increase was driven by expenses associated with the potential acquisition of Virtek Vision International Inc. of $0.8 million, expenses associated with the addition of key resources, as well as an increase in non cash stock compensation.

OTHER EXPENSE

Other expense in 2008 increased $3.5 million or 130% compared to 2007. The increase results from the non-cash stock issuance of approximately $1.0 million related to the potential acquisition of Virtek Vision International Inc., as well as approximately $2.9 million of charges for foreign currency exchange losses related to the revaluation of liabilities and receivables at the Company's foreign subsidiaries denominated in currencies other than the functional currencies of those subsidiaries.

PROVISION (BENEFIT) FOR INCOME TAXES

We have recorded a valuation allowance against certain of our net deferred tax assets after concluding that it is more likely than not that we will not be able to use those deferred tax assets. In 2008 and 2007, the Company recorded an income tax benefit related to net operating losses of one of its non-U.S. based subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a limited amount of liquidity which may not be sufficient to sustain operations as a going concern. The Company is considering different ways to raise additional capital including possible asset sales, the sale of our equity securities, offerings of debt securities or borrowings from financial institutions. Subsequent to December 31, 2008, the Company and the private investor holding a 10% Senior Fixed Rate Secured Bond entered into an agreement under which the investor agreed to forgo six monthly principal payments due under the bond from January 2009 to June 2009 totaling $370,044, in return for 1,480,176 shares of newly-issued common stock calculated at $0.25 per share. We intend to pursue various options to finance and fund operations, and repay or defer current obligations due, as necessary, through the end of 2009. We cannot be sure of the timing or terms of any borrowing arrangements or equity offerings, or that we will be able to consummate one or more of these options. If we do not achieve these goals in 2009, we would implement contingency plans for additional cost reductions; however, there is a possibility that we would not have adequate capital to sustain our current operations.

The current ratio (the ratio of current assets to short term liabilities) as of December 31, 2008 was 0.65, a decrease from the December 31, 2007 current ratio of 1.3. This decrease is mainly due to the reclassification of the Company’s line of credit ($3.2 million), which is up for renewal on June 30, 2009, and Photonic Products' $2.4 million seller note and the addition of its Barclay’s revolver of $0.7 million.  Our December 31, 2008 cash balance of $1.6 million was approximately the same as our cash balance on December 31, 2007.

We used $4.1 million of cash for operating activities during 2008 compared to $3.0 million in 2007 primarily from a net loss of $10.4 million. The increase was partially offset by $6.1 million of non-cash charges for depreciation, amortization, and stock-based compensation. Total financing activities conducted during 2008 contributed $2.0 million in cash from net proceeds from the sale of common stock ($0.6 million), from net proceeds from the issuance of notes of $2.0 million, and an increase of the revolving lines of credit of $1.1 million, partially offset by principal payments on notes of $(1.6) million. Investing activities for 2008 were $0.6 million mainly for the acquisition of equipment.

Working capital was negatively impacted by an increase in accounts receivable and inventory, which was offset by an increase in accounts payable.  The change in working capital is commensurate with the increase in revenues during 2008.

On May 27, 2008, a private investor holding a 10% Senior Fixed Rate Secured Bond issued by StockerYale (UK) Limited due October 31, 2011 loaned the company an additional $500,000 payable over the term, at a 10% interest rate.

On July 24, 2008, StockerYale (IRL) Ltd. issued a three-year 12% Senior Fixed Rate Secured Bond to a private investor in the original principal amount of €935,000 ($1,472,905) secured by all of the assets of StockerYale (IRL) Ltd. The bond matures on July 30, 2011. StockerYale (IRL) Ltd. agreed to make payments of principal and interest of approximately €31,000 ($48,890) monthly over the term beginning August 30, 2008.

On December 24, 2008, the Company issued a Stock and Warrant Purchase Agreement to a group of private investors, including the Company’s Chairman and CEO and four of the Company’s directors.  Under the terms of the agreement, the Company agreed to issue and sell an aggregate of 4,254,000 shares of common stock, $0.001 par value per share at a per share purchase price of $0.25, for an aggregate purchase price of $1,063,500. In addition, the investors would also receive warrants to purchase up to an aggregate of 2,127,000 shares of the Company’s common stock. The warrants are exercisable at any time after issuance at a per share price of $0.50 and expire on the fifth anniversary of the issue date. As of December 31, 2008, the Company sold and issued a total of 2,254,000 shares of common stock for gross proceeds of $563,500, of which $10,500 was not received as of December 31, 2008, and issued warrants to purchase 1,127,000 shares of common stock.  The Company intends to use the proceeds from the financing for working capital and general corporate purposes.

The Company has no material capital or purchase commitments outstanding, beyond normal operating commitments, as of December 31, 2008.

The Company has approximately $8.8 million of debt obligations due in 2009, which include the following as of December 31, 2008:

- Line of credit overdraft, due March 31, 2009	$500,000

- Line of credit, due June 28, 2009	$2,659,000

- Line of credit, due on demand	$710,000	*

- Bond payable to former stockholders of Photonic Products Ltd, due October 31, 2009	$2,400,000

- Current portion of long term debt	$2,574,000

* At December 31, 2008, $710,000 was outstanding under the facility, all of which was classified as short term debt under revolving lines of credit. During the fourth quarter 2008, the Company was notified that Barclay’s will no longer continue to provide credit under the Agreement.  As such, the Company has been working with Barclay’s and other lenders to provide a transition of the lending arrangement.

The Company’s contractual obligations for 2009 include the financing lease payments of $444,000, capital lease payments of $154,000 and operating lease payments of $727,000.

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

ACCOUNTS RECEIVABLE

We are subject to concentrations of credit risk principally from our trade receivables. We manage this risk through our credit policies. We review the financial condition of new customers prior to granting credit. After completing the credit review, we establish a credit line for each customer. Periodically, we review credit lines for major customers and adjust the limits based upon updated financial information about the customers, historical sales and payment information and expected future sales. The risk is limited due to the relatively large number of customers composing our customer base and their dispersion across many industries and geographic areas within the United States, Canada, Europe and Asia. We also insure approximately 90% of export receivables from our Canadian subsidiary and perform ongoing credit evaluations of existing customers’ financial condition. We have a large number of customers; therefore, concentrated credit risk is limited to only a small number of customers. We had no customers accounting for 10% or more of in either 2008 or 2007. One customer accounted for more than 10% of the outstanding receivables balance at December 31, 2008. No customer accounted for more than 10% of our outstanding receivables balance at December 31, 2007.

Determining adequate reserves for accounts receivable requires management’s judgment. Management does not expect any substantial change in conditions that could materially impact the collectability of our receivables and cause actual write-offs to be materially different than the reserved balances as of December 31, 2008.

REVENUE RECOGNITION

We recognize revenue from sales of standard and non-standard products and funded research and development and product development for commercial companies and government agencies. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) as updated by Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition and Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables.

We recognize revenue from product sales at the time of shipment and when persuasive evidence of an arrangement exists, performance of our obligation is complete, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Our custom products are designed and supplied to original equipment manufacturers and produced in accordance with a customer-approved design. Our custom product revenue is recognized when the criteria for acceptance has been met. Title to the product generally passes upon shipment, as products are generally shipped FOB shipping point. In certain limited situations, distributors have the right to return products. Such rights of return have not precluded revenue recognition because we have a long history with such returns and accordingly are able to estimate a reserve for their cost. Sales tax collected on sales of products and remitted to government agencies is immaterial and not included in revenue.

Revenues from funded research and development and product development are recognized based on contractual arrangements, which may be based on cost reimbursement or fixed fee-for-service models. Revenue from reimbursement contracts is recognized as services are performed. On fixed-price contracts, revenue is generally recognized on a percentage of completion basis based on proportion of costs incurred to the total estimated costs of the contract or under the proportional method. Over the course of a fixed-price contract, the Company routinely evaluates whether revenue and profitability should be recognized in the current period. The Company estimates the proportional performance on their fixed-price contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion of performance, subject to any project management assessments as to the status of work performed. This method is used because reasonably dependable estimates of costs and revenue earned can be made, based on historical experience and milestones identified in any particular contract. When the current estimates of total contract revenue and contract costs indicate a loss, a provision for the entire loss on the contract is recorded. Revenue mainly consists of product sales recognized at the time of shipment in accordance with SAB 101 and SAB 104. Revenues from other sources were immaterial in 2008 and 2007.

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

The Company is monitoring the operating performance of its reporting units and other market factors.  The Company will perform its annual goodwill impairment test during the interim periods or sooner if conditions warrant.  If it is determined that goodwill is impaired the amount of the charge could be significant, and could lead to a lack of compliance with certain, if not all, of its financial covenants which would require an amendment to or waiver if it has not otherwise been refinanced by that time.

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

We had net deferred tax assets totaling $26.9 million as of December 31, 2008. Realization of the deferred tax assets is dependent upon our ability to generate sufficient future taxable income and, if necessary, execution of tax planning strategies.

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

With respect to any future uncertain tax positions, the Company intends to record interest and penalties, if any, as a component of income tax expense. We did not have any accrued interest and penalties related to uncertain tax positions as of December 31, 2008.

The Company is subject to taxation in the U.S., Canada, the United Kingdom and Ireland as well as various states and local jurisdictions. As a result of the Company’s tax loss position, the tax years 2000 through 2007 remain open to examination by the federal and most state tax authorities. In addition, the tax years 2003 through 2007 are open to examination in foreign jurisdictions. As of December 31, 2008 we did not have any tax examinations in process.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements, including derivative instruments that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company is evaluating the impact of the adoption of EITF Issue No. 07-05 on its consolidated financial statements.

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

SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 The adoption of SFAS 159 on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements as it did not make any fair value elections under this standard.

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

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is presented on pages 26 through pages 63 of this Annual Report on Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of StockerYale, Inc.:
Salem, New Hampshire

We have audited the accompanying consolidated balance sheets of StockerYale, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of StockerYale, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and significant financial obligations due in 2009 raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ VITALE, CATURANO & COMPANY, P.C.
Vitale, Caturano & Company, P. C. Boston, Massachusetts March 29, 2009

FINANCIAL STATEMENTS

STOCKERYALE, INC.

CONSOLIDATED BALANCE SHEETS

Years Ended December 31	2008	2007
	In thousands
	(except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$1,635	$1,577
Restricted cash	7	18
Accounts receivable, less allowances of $115 in 2008 and $62 in 2007	3,859	4,535
Inventories	3,851	4,180
Prepaid expenses and other current assets	395	465
Total current assets	9,747	10,775
Net property, plant and equipment	8,496	10,464
Goodwill	6,588	8,069
Acquired intangible assets, net	1,963	3,777
Other long-term assets	648	953
Total assets	$27,442	$34,038
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt, net of unamortized discount of $856 in 2008 and $607 in 2007	$4,118	$1,308
Lines of credit / revolver	3,869	-
Capital lease obligations	132	158
Current portion of financing lease obligations	444	447
Accounts payable	3,874	3,590
Accrued expenses	2,496	2,766
Total current liabilities	14,933	8,269
Long-term debt, net of unamortized discount of $658 in 2008 and $954 in 2007	6,372	11,864
Capital lease obligations, net of current portion	147	275
Financing lease obligations, net of current portion	3,225	3,200
Deferred income taxes	486	931
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, par value $0.001 shares authorized 100,000,000; 43,464,413 shares issued and outstanding at December 31, 2008 and 38,555,618 at December 31, 2007	43	39
Paid-in capital	103,270	99,698
Accumulated deficit	(103,552)	(93,267)
Accumulated other comprehensive income	2,518	3,029
Total stockholders’ equity	2,279	9,499
Total liabilities and stockholders’ equity	$27,442	$34,038

See the notes to consolidated financial statements.

STOCKERYALE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31	2008	2007
	In thousands (except per share amounts)
Revenue	$32,138	$29,887
Cost of sales	20,801	20,852
Gross profit	11,337	9,035
Operating expenses:
Selling	3,965	4,628
General and administrative	7,793	6,237
Amortization of intangibles	1,087	1,265
Research and development	2,978	3,206
Total operating expenses	15,823	15,336
Loss from operations	(4,486)	(6,301)
Foreign currency translation and other expenses	(2,732)	(108)
Interest expense	(1,329)	(1,300)
Amortization of debt discount and financing costs	(2,183)	(1,302)
Loss from continuing operations before income tax benefit, net	(10,730)	(9,011)
Income tax benefit	(367)	(445)
Loss from continuing operations	$(10,363)	$(8,566)
Income from discontinued operations, net of tax	78	110
Net loss	$(10,285)	$(8,456)
Basic and diluted net loss per share from continuing operations	(0.27)	(0.25)
Basic and diluted net loss per share from discontinued operations	0.00	0.00
Basic and diluted net loss per share	(0.27)	(0.24)
Basic and diluted weighted average shares outstanding	38,523	34,920

See the notes to consolidated financial statements.

STOCKERYALE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands)

	Common Stock
	Shares	Par $0.001	Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income (Loss)
Balance December 31, 2006	33,233	$33	$94,699	$(84,811)	$2,269	$12,190
Sale of common stock and warrants, net of issuance costs of $42	2,000	2	2,230			2,232
Issuance of common stock to acquire Spectrode LLC	215		264			264
Issuance of common stock for Laurus financings	675	1	639			640
Issuance of restricted stock and share-based compensation	1,111	2	532			534
Exercise of options to purchase common stock	140		109			109
Exercise of warrants for common stock	1,182	1	1,225			1,226
Cumulative translation adjustment					760	760	760
Net loss				(8,456)		(8,456)	(8,456)

Comprehensive net loss for the year ended December 31, 2007							$(7,696)

Balance December 31, 2007	38,556	$39	$99,698	(93,267)	3,029	$9,499
Sale of common stock and warrants, net of issuance costs of $81	2,254	2	551			553
Issuance of common stock and warrants for financings	100		867			867
Issuance of common stock to secure financing commitment	1,629	2	959			961
Issuance of restricted stock, net of forfeitures, and share-based compensation	(51)	-	735			735
Issuance of common stock to settle liabilities	976		460			460
Cumulative translation adjustment					(511)	(511)	(511)
Net loss				(10,285)		(10,285)	(10,285)

Comprehensive net loss for the year ended December 31, 2008							$(10,796)

Balance December 31, 2008	43,464	$43	$103,270	$(103,552)	$2,518	$2,279

See the notes to consolidated financial statements.

STOCKERYALE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31	2008	2007
	In thousands	In thousands
Operations
Net loss	$(10,285)	$(8,456)
Income from discontinued operations, net of tax	(78)	(110)
Loss from continuing operations	(10,363)	(8,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	735	534
Depreciation and amortization	3,180	3,245
Amortization of debt discount and financing costs	2,182	1,302
Non cash interest expense	283	300
Loss on disposal of assets	(6)	—
Provision for inventories	138	347
Provision for bad debts	96	31
Deferred Taxes	(308)	(319)
Other change in assets and liabilities:
Accounts receivable	(251)	(286)
Inventories	(818)	(67)
Prepaid expenses and other current assets	(7)	129
Accounts payable	1,066	176
Accrued expenses	(89)	126
Other assets and liabilities	91	39
Net cash used in continuing operations	(4,071)	(3,012)
Net cash provided by (used in) discontinued operations	(5)	105
Net cash used in operating activities	(4,076)	(2,907)

Investing
Acquisition, net of cash acquired	—	(112)
Proceeds from disposal of assets	50	—
Financing obligation payments	(254)	(338)
Purchase of property, plant and equipment	(476)	(648)
Net cash used in continuing operations	(680)	(1,098)
Net cash provided by discontinued operations	83	83
Net cash used in investing activities	(597)	(1,015)

Financing
Net proceeds from sale of common stock	553	2,232
Borrowings of revolving credit facilities, net	1,107	420
Proceeds from long-term debt issuance	1,959	3,320
Principal repayment of long-term debt	(1,589)	(2,672)
Proceeds from exercise of options to purchase common stock	—	109
Exercise of warrants to purchase common stock	—	1,226
Decrease (increase) in restricted cash	11	(7)
Debt acquisition costs	(21)	(216)
Net cash provided by continuing activities	2,020	4,412
Net cash provided by discontinued operations	—	—
Net cash provided by financing activities	2,020	4,412
Effect of exchange rate on cash	2,711	(279)
Net change in cash and equivalents	58	211
Cash and equivalents at beginning of year	1,577	1,366
Cash and equivalents at end of year	$1,635	$1,577

Supplemental of cash flow information:
Cash paid for interest	$1,221	$1,263
Cash paid for income tax	4	125
Fair value of restricted stock issued	114	1,650
Cashless exercise of warrants	—	45
Acquisitions, net of cash acquired:
Fair value of assets acquired	—	376
Fair value of common stock issued	—	(264)
Cash paid, net of cash acquired	$-	$112
Common stock and warrants issued in connections with financings	$528	$—
Issuance of common stock to settle liabilities	$460	$—
Common stock issued in connection with financings	$961	$640
Warrants issued in connection with financings	$420	$1,292
Assets acquired under lease arrangements	$202	$—

STOCKERYALE, INC.

NOTES TO FINANCIAL STATEMENTS

(1) ORGANIZATION AND BASIS OF PRESENTATION

StockerYale, Inc. (also referred to in this document as “StockerYale”, “we”, the “Company”, “the issuer” or the “registrant”) operates in three segments: as an independent designer and manufacturer of advanced photonic products primarily consisting of lasers and LED systems; a developer and manufacturer of optical components consisting of specialty optical fiber (SOF) and diffractive optics; and as a distributor of laser diodes and manufacturer of laser modules through its Photonic Products Ltd. subsidiary. The Company’s products serve a wide range of applications and industries including machine vision and industrial inspection, biomedical, defense and security, and other commercial applications.

StockerYale was incorporated on March 27, 1951 under the laws of the Commonwealth of Massachusetts. In December 1995, the company completed the registration of its common stock with the U.S. Securities and Exchange Commission and its stock now trades on the NASDAQ Capital Market under the trading symbol “STKR.”

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the years ended December 31, 2008 and 2007, the Company incurred net losses of $10,285,000 and $8,456,000, respectively and net use of cash flow from operations of $4,071,000 and $3,012,000, respectively. These losses and other factors, including a significant amount of obligations due in 2009, indicate that the Company will need additional financing to meet future cash requirements. As a result of the above factors, the Company’s independent registered public accountants in their audit report have expressed substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain profitable operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations from sources that are described in Note 2 to the consolidated financial statements.

 (2) MANAGEMENT PLAN

In 2008 management initiated a number of actions to improve cash flow and liquidity in response to the general economic liquidity crisis and potential decline in revenue in the foreseeable future.  The actions include:

•	Customer driven new product development to provide customers and potential customers with an array of leading edge products;

•	Reduction of overall cost structure in a variety of ways including: reduction of work force, salary reductions, improvements in supply chain management and material costs;

•	Improvements in working capital through focused management of inventory and accounts receivable;

•	Further cost reductions, as necessary and able, in order to improve cash flow.

The Company is considering different ways to raise additional capital including the sale of its equity securities, offerings of debt securities, borrowings from financial institutions, or sale of certain assets. The Company intends to pursue various options to finance and fund operations, and repay or defer current obligations due, as necessary, through the end of 2009. The Company cannot be sure of the timing or terms of any borrowing arrangements or equity offerings, or that it will be able to consummate one or more of these options. If the Company does not achieve these goals in 2009, it will implement contingency plans for additional cost reductions; however, there is a possibility that the Company will not have adequate capital to sustain its current operations.

Subsequent to December 31, 2008, the Company and the private investor holding a 10% Senior Fixed Rate Secured Bond entered into an agreement under which the investor agreed to forgo six monthly principal payments due under the bond from January 2009 to June 2009 totaling $370,044, in return for 1,480,176 shares of newly-issued common stock calculated at $0.25 per share.

 (3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of the Company’s most significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, StockerYale (IRL) Ltd., StockerYale Waterloo Acquisition Inc., StockerYale (UK) Ltd., which owns 100% of Photonics Products Ltd., and Lasiris Holdings, Inc., which holds all of the outstanding shares of StockerYale Canada. See Note 16 for information about the Company’s sale of StockerYale Asia PTE Ltd. All intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

The Company considers cash equivalents to consist of highly liquid investments with original maturities of three months or less when purchased.

RESTRICTED CASH

Restricted cash includes a sublease payment that was made in advance equal to one month’s rent for December 31, 2009.

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

The Company periodically reviews the collectability of its accounts receivable. Provisions are established for accounts that are potentially uncollectible. Determining adequate reserves for accounts receivable requires management’s judgment. Conditions impacting the collectability of the Company’s receivables could change causing actual write-offs to be materially different than the reserved balances.

Changes in the allowance for doubtful accounts were as follows:

Years Ended December 31	2008	2007
	In thousands
Balance at beginning of period	$62	$76
Charges to costs and expenses	96	31
Account write-offs and other deductions	(43)	(45)
Balance at end of period	$115	$62

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

INTANGIBLE ASSETS

The Company’s intangible assets consist of goodwill, which ceased being amortized in 2002 and other intangibles assets, which are comprised of trademarks, acquired patents and patented technologies, distributor and customer relationships and related contracts, trade and brand names and associated logos, technology design and programs, non-compete agreements and other intangible assets, which are being amortized over their estimated useful lives.

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

The Company is monitoring the operating performance of its reporting units and other market factors.  The Company will perform its annual goodwill impairment test during interim periods or sooner if conditions warrant.  If it is determined that goodwill is impaired the amount of the charge could be significant, and could lead to a lack of compliance with certain, if not all, of its financial covenants which would require an amendment to or waiver if it has not otherwise been refinanced by that time.

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

As of December 31, 2008, 2,819,889 shares underlying options and 8,476,383 shares underlying warrants were excluded from the calculation of diluted shares, as their effects were anti-dilutive. As of December 31, 2008, the Company had granted 2,455,163 shares of restricted stock that remained outstanding as of that date. A total of 629,354 shares of restricted stock vested in 2008 while a total of 1,368,394 shares of restricted stock remained unvested. These unvested shares of restricted stock were also not included in the calculation as their effect would be anti-dilutive.

As of December 31, 2007, 2,422,617 shares underlying options and 6,443,316 shares underlying warrants were excluded from the calculation of diluted shares, as their effects were anti-dilutive. As of December 31, 2007, the Company had granted 2,515,413 shares of restricted stock that remained outstanding as of that date. A total of 324,870 shares of restricted stock vested in 2007. A total of 2,057,998 shares of restricted stock remained unvested at the end of 2007. These unvested shares of restricted stock were also not included in the calculation as their effect would be anti-dilutive.

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

The Company recognizes revenue from product sales at the time of shipment and when persuasive evidence of an arrangement exists, performance of the Company’s obligation is complete, the price to the buyer is fixed or determinable, and collectability is reasonably assured. The Company’s custom products supplied to original equipment manufacturers and produced in accordance with a customer-approved design. Custom product revenue is recognized when the criteria for acceptance has been met. Title to the product generally passes upon shipment, as products are generally shipped FOB shipping point. In certain limited situations, distributors have the right to return products. Such rights of return have not precluded revenue recognition because the Company has a long history with such returns and accordingly is able to estimate a reserve for their cost. Sales tax collected on sales of products and remitted to government agencies is immaterial and not included in revenue.

Revenues from funded research and development and product development is recognized based on contractual arrangements, which may be based on cost reimbursement or fixed fee-for-service models. Revenue from reimbursement contracts is recognized as services are performed and collectability is reasonably assured. On fixed-price contracts, revenue is generally recognized on a percentage-of completion basis based on proportion of costs incurred to the total estimated costs of the contract or under the proportional method. Over the course of a fixed-price contract, the Company routinely evaluates whether revenue and profitability should be recognized in the current period. The Company estimates the proportional performance on their fixed-price contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion of performance. This method is used because reasonably dependable estimates of costs and revenue earned can be made, based on historical experience and milestones identified in any particular contract. When the current estimates of total contract revenue and contract costs indicate a loss, a provision for the entire loss on the contract is recorded. Revenue mainly consists of product sales recognized at the time of shipment in accordance with SAB 101 and SAB 104. Revenues from other sources were immaterial in 2008 and 2007.

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

Warranty Reserves:

	Years Ended December 31,
	2008	2007
	In thousands
Balance at beginning of period	$302	$261
Charges to costs and expenses	123	131
Account write-offs and other deductions	(172)	(90)
Balance at end of period	$253	$302

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

Total depreciation expense of property, plant and equipment was approximately $2.1 million and $2.0 million in 2008 and 2007. Maintenance and repairs are expensed as incurred.

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

STOCK-BASED COMPENSATION

The Company has stock-based compensation plans for its employees, officers, and directors. The plans permit the grant of a variety of awards with various terms and prices as determined by the Governance, Nominating and Compensation Committee of the Company’s Board of Directors (the “GNCC”). Generally the grants vest over terms of two to four years and are priced at fair market value, or in certain circumstances 110% of the fair market value, of the common stock on the date of the grant. The options are generally exercisable after the period or periods specified in the option agreement, but no option may be exercised after 10 years from the date of grant.

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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, (“SFAS 123(R)”) and Staff Accounting Bulletin No. 107 Share-Based Payment (“SAB 107”). SFAS 123(R) establishes accounting for stock-based awards issued for employee services, while SAB 107 provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company recorded compensation costs as the requisite service was rendered for the unvested portion of previously issued awards that remained outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). Periods prior to adoption have not been restated.

During 2008, the Company recognized approximately $735,000 of equity-based compensation related to restricted stock and options, of which approximately $678,000 was expensed to general and administrative expense, approximately $4,000 was expensed to selling expense, approximately $29,000 was expensed to research and development expense and approximately $24,000 was expensed to cost of sales. During 2007, the Company expensed approximately $534,000 of equity-based compensation, of which approximately $458,000 was expensed to general and administrative expense, approximately $35,000 was expensed to selling expense, approximately $24,000 was expensed to research and development expense and approximately $17,000 was expensed to cost of sales.

Stock Option Awards—The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the Company’s stock at the time of the award. The average expected option term was estimated using the simplified method as prescribed by SAB 107. The risk-free interest rate is based on U.S. Treasury zero-coupon issues assumed at the date of grant and no dividends were assumed in the calculation. The compensation expense recognized for all equity-based awards is net of estimated forfeitures for the twelve month period ending December 31, 2008. Forfeitures are estimated based on the historical trends.

On March 17, 2008, the GNCC adopted a stock option incentive program for 2008. The GNCC adopted a policy of granting performance-based options to purchase shares of the Company’s common stock to various executive officers and key employees. All options would vest and become exercisable on the date the Company publicized its earnings press release regarding fiscal 2008 results, if the stated performance goals are met. As the performance goals were not met, the options immediately terminated and the previously accrued compensation cost of approximately $490,000 was reversed in the fourth quarter of 2008, resulting in no net compensation recorded in 2008 related to the program. Options to purchase a total of 1,522,300 shares of common stock were granted under this performance-based program on March 17, 2008, all of which were forfeited when the performance goals were not met.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The weighted average assumptions for grants during the year ended December 31, 2008 were as follows:

Twelve months Ended December 31, 2008
Volatility	99.2%
Expected option life	5.7
Interest rate (risk free)	2.49%
Dividends	None
Weighted average grant date fair value	$0.39

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2006	2,859,083	4.86	5.18	490
Granted	-	-
Exercised	(140,752)	.77
Cancelled	(295,714)	7.62
Balance at December 31, 2007	2,422,617	4.76	4.16	185
Vested and Exercisable at December 31, 2007	2,311,185	4.93	3.69	183
Balance at December 31, 2007	2,422,617	4.76	4.16	185
Granted	2,314,572	0.50
Exercised	-	-
Cancelled	(1,749,300)	1.66
Balance at December 31, 2008	2,987,889	3.45	4.58	-
Vested and Exercisable at December 31, 2008	2,195,617	4.26	3.21	-

At December 31, 2008, there was $213,000 of total unrecognized compensation cost related to non-vested stock options granted. The cost is expected to be recognized over the next weighted average period of 1.6 years. There were no options exercised during 2008. The intrinsic value of the options exercised during 2007 was approximately $96,000.

Restricted Share Awards— The Company awards to a number of key employees restricted shares of common stock. The awards vest in equal annual installments over a period of four years, assuming continued employment, with some exceptions. The fair market value of the award at the time of the grant is amortized over the vesting period. The fair value of the awards is based on the fair market value of the Company’s common stock on the date of issue, which is the closing market price on the date of the award. During 2008, the Company granted 165,000 shares of restricted stock at a weighted average fair value of $0.69 per share on the grant date. During 2007, the Company granted 1,223,401 shares of restricted stock at a weighted average fair value of $1.35 per share on the grant date.

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

Upon satisfaction and achievement of financial targets, as determined by the Board of Directors or the GNCC based on the financial results of the target period, each participant shall receive a grant of fully-vested shares of the Company’s common stock, $.001 par value per share. As of December 31, 2008 certain executives were eligible to receive up to 1,109,000 shares of StockerYale’s common stock under the Management Incentive Plan. As of December 31, 2008, no shares have been earned or issued related to the Management Incentive Plan. This incentive plan and all grants and awards made under the plan shall be made under the terms of the Company’s 2007 Stock Incentive Plan.

A summary of the status of the Company’s non-vested shares of restricted stock for 2008 and 2007 and changes during 2008 and 2007 is presented below:

	Shares	Weighted Average Grant- Date Fair Value
Non-vested at December 31, 2006	1,272,088	1.03
Granted	1,223,401	1.35
Vested	(324,870)	1.01
Cancelled	(112,621)	0.94
Non-vested at December 31, 2007	2,057,998	1.22
Granted	165,000	0.69
Vested	(629,354)	1.17
Cancelled	(225,250)	1.27
Non-Vested at December 31, 2008	1,368,394	1.17

As of December 31, 2008, there was approximately $1,607,000 of total unrecognized compensation expense related to non-vested restricted share awards. The cost is expected to be recognized over the next 2.2 years. As of December 31, 2008, 1,086,769 shares were vested. As of December 31, 2007, 457,415 shares were vested. The total fair value of shares vested during 2008 and 2007 was approximately $739,000 and $329,000.

TRANSLATION OF FOREIGN CURRENCIES

The Company translates the financial statements of its foreign subsidiaries in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of the foreign subsidiaries is the local country’s currency. Accordingly, assets and liabilities are translated at the exchange rates in effect at the end of the year. Revenue and expenses are translated each month at the average exchange rates in effect during the month. All cumulative translation gains or losses from the translation into the Company’s reporting currency are included as a separate component of stockholder’s equity (accumulated other comprehensive loss) in the accompanying consolidated balance sheets. Foreign currency transaction (gains)/losses recorded in the statements of operations as other (income)/loss were approximately $2,724,000 and $(168,000) for 2008 and 2007.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, short-term debt, accounts payable and long-term debt. The estimated fair value of these financial instruments approximates their carrying value due to the short-term maturity of certain instruments and the variable interest rates associated with certain instruments, which have the effect of re-pricing such instruments regularly. As of December 31, 2008, the Company estimated the fair value of long term fixed rate debt to be approximately $5,400,000 compared to its carrying value of $6,500,000.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company periodically enters into forward foreign currency exchange rate contracts and option contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. These programs are not designed for trading or speculative purposes. In accordance with SFAS No. 133, the Company recognizes derivative instruments as either assets or liabilities on the balance sheet at fair value. These forward contracts are not accounted for as hedges and, therefore, changes in the fair value of these instruments are recorded as interest income and other, net. There were no open forward contracts as of December 31, 2008 and December 31, 2007.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The risk is limited due to the relatively large number of customers composing the Company’s customer base and their dispersion across many industries and geographic areas within the United States, Canada, Europe and Asia. The Company also insures approximately 90% of export receivables from its Canadian subsidiary and performs ongoing credit evaluations of existing customers’ financial condition. The Company has a large number of customers; therefore, concentrated credit risk is limited to only a small number of customers. The Company had no customer accounting for 10% or more of consolidated revenues in either 2008 or 2007.  The Company had one customer that accounted for 10% of the outstanding receivables balance at December 31, 2008.  No customer accounted for more than 10% of the outstanding receivables balance at December 31, 2007.

The Company maintained their cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits.  The Company believes they are not exposed to any significant credit risk on cash and cash equivalents.

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

RECENT ACCOUNTING PRONOUNCEMENTS

EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company is evaluating the impact of the adoption of EITF Issue No. 07-05 on its consolidated financial statements.

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

SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB 51

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, Consolidated Financial Statements. SFAS 160 provides guidance for the accounting, reporting and disclosure of noncontrolling interests, also called minority interest. A minority interest represents the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The provisions of SFAS 160 will be adopted in 2009, but the Company does not expect SFAS 160 to have a material impact on its consolidated financial statements.

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

SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for- sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements, as it did not make any fair value elections under this standard.

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

(5) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market when applicable and include materials, labor and overhead. Inventories are as follows:

Years Ended December 31	2008	2007
	In thousands
Finished goods	$931	$1,066
Work in-process	369	665
Raw materials	2,551	2,449
Net inventories	$3,851	$4,180

Management performs quarterly reviews of inventory and disposes of items not required by their manufacturing plan and reduces the carrying cost of inventory to the lower of cost or market.

(6) PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment were as follows:

Years Ended December 31	2008	2007
	In thousands
Land	$306	$306
Buildings and improvements	7,065	7,408
Machinery and equipment	16,295	17,340
Furniture and fixtures	1,987	2,190
Property, plant and equipment	$25,653	$27,244
Less accumulated depreciation	(17,157)	(16,780)
Net property, plant and equipment	$8,496	$10,464

(7) GOODWILL

The Company accounts for goodwill using the methodology established by the Financial Accounting Standards Board (“FASB”) in June 2001 through the issuance of SFAS No. 142, “Goodwill and other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets acquired individually or with a group of other assets at acquisition. The statement also addresses financial accounting and reporting for goodwill and other intangibles subsequent to their acquisition. SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets. Under SFAS No. 142, the amortization of goodwill ceased beginning January 1, 2002 and the Company assesses the value of this asset annually and whenever events or changes in circumstances indicate they might be impaired. The Company uses a two-part test in which it first estimates the fair value of its reporting units by using forecasts of discounted cash flows and then compares that value to the carrying value which requires that certain assumptions and estimates be made regarding industry economic factor and future profitability of reporting units to assess the need for an impairment charge. The methodology the Company uses to allocate certain corporate expenses is based on each segments use of services and/or direct benefit to its employees. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of the reporting segments’ and implied fair value of goodwill, the impairment analysis is highly sensitive to actual versus forecast results. The Company has elected the end of the fourth quarter to complete its annual goodwill impairment test. As a result of the fourth quarter impairment analyses, management has determined that no impairment charges are required. If the estimated value is less than the carrying value the Company moves to the second step of the impairment test to determine if goodwill is impaired.

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 was as follows:

	December 31, 2008	December 31, 2007
	( In thousands)
Beginning of the year	$8,069	$7,957
Effect of exchange rate	(1,481)	104
Acquisition of Spectrode LLC	-	8
End of year	$6,588	$8,069

(8) INTANGIBLE ASSETS

Intangible assets consist of trademarks, acquired patents and patented technologies, distributor and customer relationships and related contracts, trade and brand names and associated logos, technology design and programs, non-compete agreements and other intangible assets. There are no intangible assets with indefinite lives. Acquired patented technologies and trademarks are amortized over their useful lives of between 10 – 16 years.  There were no intangible assets acquired in 2008.  Intangible assets and their respective useful lives are as follows:

Useful Life
Acquired trade name	8 Years
Acquired customer contracts and relationships	5 – 8 Years
Acquired non compete agreements	3 Years
Acquired technology design and programs	8 Years
Scheduled order listing	3 Years
Other	4 – 7 Years

Intangible assets acquired in 2007 are as follows:
	Fair Value	Useful Life	Average Annual Amortization

		(in thousands)

Purchased Technology	$265	3 Years	$88

Gross carrying amounts and accumulated amortization of intangible assets were as follows as of December 31, 2008 for each intangible asset class.

	Gross Carrying Amount	Accumulated Amortization	Net Balances
		(in thousands)
Acquired patents, patented technology and purchased technology	$3,353	$(3,123)	$230
Trademarks	471	(471)	-
Acquired trade name	438	(118)	320
Acquired customer contracts and relationships	1,779	(796)	983
Acquired non compete agreement	576	(416)	160
Acquired technology design and programs	301	(82)	219
Other	104	(53)	51
Total	$7,022	$(5,059)	$1,963

Gross carrying amounts and accumulated amortization of intangible assets were as follows as of December 31, 2007 for each intangible asset class.

	Gross Carrying Amount	Accumulated Amortization	Net Balances
		(in thousands)
Acquired patents, patented technology and purchased technology	$3,354	$(2,900)	$454
Trademarks	471	(471)
Acquired trade name	604	(88)	516
Acquired customer contracts and relationships	2,454	(590)	1,864
Acquired non compete agreement	795	(309)	486
Acquired technology design and programs	415	(61)	354
Other	142	(39)	103
Total	$8,235	$(4,458)	$3,777

	Actual Expense		Estimated Future Expense
	2007	2008	2009	2010	2011	2012	2013	Thereafter
			In thousands
Amortization expense of intangible assets	$1,265	$1,087	$736	$438	$305	$170	$170	$144

(9) DEBT

Years Ended December 31	2008	2007
	In thousands
Acquired note payable to Barclay’s Bank, maturing on November 16, 2009 and having an interest rate of 2.5% above Barclay’s base rate (4.5% at December 31, 2008)	$22	$60

Borrowings under Revolving Credit facility with Barclay’s Bank Sales Financing with an interest rate of 2.55% above Barclay’s base rate (4.55% as of December 31, 2008)	710	—

Borrowings under Line of Credit Agreement with Laurus Master Fund, Ltd., $500,000 maturing on March 31, 2009 and the balance maturing on June 28, 2009, with an interest rate of the prime rate plus 1% (4.25% at December 31, 2008)	3,159	2,838

Notes Payable to Laurus Master Fund, Ltd. and affiliates maturing on June 30, 2010, with an interest rate of prime plus 2%, and a base rate of 8.0% (8.0% at December 31, 2008), net of unamortized discount of $460 at December 31, 2008 and $371 at December 31, 2007	2,690	3,379

Note Payable to an affiliate of Laurus Master Fund, Ltd. maturing on June 30, 2010, with an interest rate of 10.5%, net of unamortized discount of $90 at December 31, 2008 and $139 at December 31, 2007	676	861

Senior Fixed Rate Secured Bond to a private investor with an interest rate of 12%, maturing on July 30, 2011 net of unamortized discount of $166 at December 31, 2008	1,028	—

Note Payable to a private investor, matured on January 15, 2008, with an interest rate of 10.25%..	—	35

Senior Fixed Rate Secured Bond payable to a private investor, maturing on October 31, 2011 with an interest rate of 10%, net of unamortized discount of $798 at December 31, 2008 and $1,052 at December 31, 2007	3,674	3,599

Bonds payable to the former stockholders of Photonic Products Ltd. maturing on October 31, 2009, with an interest rate of LIBOR plus 1%, (3.22% at December 31, 2008)	2,400	2,400
Sub-total debt	14,359	13,172
Less – lines of credit / revolver	(3,869)	—
Less—Current portion of long-term debt, net of discount	(4,118)	(1,308)
Total long-term debt	$6,372	$11,864

BORROWING AGREEMENTS

Photonic Products Ltd.

StockerYale (UK) Ltd., a wholly owned subsidiary of the Company, issued bonds to each of the former stockholders of Photonic Products Ltd. with an aggregate initial principal amount equal to $2,400,000. The outstanding principal under the bonds issued to the former stockholders of Photonic Products Ltd. accrues interest at an annual rate of 1% above the LIBOR rate as determined on the first business day of each month. StockerYale (UK) Ltd. may elect to prepay the bonds at any time, in whole or in part, without penalty or premium. If the former stockholders of Photonic Products Ltd. breach any representation, warranty, covenant or agreement made in the acquisition agreement, StockerYale (UK) Ltd. or the Company may make a claim and the amounts outstanding under the bonds will be reduced by an amount equal to any damages, claims, demands, losses, expenses, costs, obligations and liabilities reasonably and foreseeably arising to the Company and/or StockerYale (UK) Ltd. If StockerYale (UK) Ltd. fails to make any payments under the bonds, the former stockholders of Photonic Products Ltd. will then have the right to require payment from the Company in the form of newly issued shares of the Company’s common stock. All unpaid principal plus accrued but unpaid interest under the bonds is due and payable on October 31, 2009.

As of December 31, 2008 and 2007, $2,400,000 was outstanding under the bonds issued to the stockholders of Photonic Products Ltd. As of December 31, 2008, the Company has recorded the entire balance as current portion of long-term debt.

Laurus Master Fund

Line of Credit Agreement:

On June 28, 2006, the Company entered into a Security and Purchase Agreement with Laurus Master Fund, Ltd (Laurus). Under the Security and Purchase Agreement, a three-year revolving line of credit was established. The proceeds from this line of credit were used to pay in full the outstanding amount under a previously outstanding credit facility between the Company and a bank. Additional amounts borrowed under the line of credit from time to time may be used for the Company’s working capital needs. The Security and Purchase Agreement provides for a revolving line of credit not to exceed an aggregate principal amount of $4 million and grants a security interest in and lien upon all of the Company’s assets in favor of Laurus. The Company may borrow a total amount at any given time up to $4 million limited to qualifying receivables and inventories as defined.

The Company began making monthly payments to Laurus of accrued interest only on August 1, 2006. The outstanding principal under the revolver accrues interest at an annual rate of 1% above the prime rate. The interest rate was 4.25% as of December 31, 2008. The Company may elect to prepay the revolver at any time, in whole or in part, without penalty or premium. All unpaid principal plus accrued but unpaid interest is due and payable on June 28, 2009.

In 2006, under the terms of this Security and Purchase Agreement and in consideration of the line of credit, the Company issued and sold to Laurus 642,857 shares of its common stock at a per share purchase price of $.001, for an aggregate purchase price of $643. The Company recorded debt acquisition costs relating to the line of credit for cash fees paid of $209,487 and an additional amount as debt acquisition costs of $757,925 representing the fair market value of the stock issued. The debt acquisition charges are being amortized over the life of the line of credit using the effective interest method.

On March 31, 2008, Laurus granted the Company the ability to borrow up to $500,000 over the limit defined by qualified receivables and inventory for one year, expiring March 31, 2009. The Company is negotiating a possible extension.  In consideration, the Company issued and sold to Laurus 100,000 shares of its common stock at a per share purchase price of $.01, for an aggregate purchase price of $1,000, and extended the term of all outstanding warrants issued to Laurus for an additional 5 years. The Company recorded debt acquisition costs relating to the line of credit for cash fees paid of approximately $21,000 and an additional amount as debt acquisition costs of approximately $528,000 representing the fair market value of the stock issued and the warrant modification. The debt acquisition charges are being amortized over the one year life of the over advance agreement. The Company used the Black-Scholes model to calculate the impact of the warrant modification. There were a total of 1,820,000 warrants modified. The factors used were as follows: (i) warrant exercise prices ranged from $0.80 to $3.12, (ii) the expected term ranged from 2.5 to 9 years, (iii) volatility rates ranged from 73.79% to 98.55%, (iv) the risk free interest rates ranged from 1.62% to 3.45% and (v) no dividends were assumed. The value of the warrant modifications was calculated at approximately $477,000. The fair value of the common stock was approximately $51,000.

At December 31, 2008, $3,159,324 was outstanding under the line of credit, which includes the $500,000 over draft, and was classified as lines of credit/revolver. The credit line availability at December 31, 2008 was approximately $235,000.

At December 31, 2007, $2,838,000 was outstanding under the line of credit, which was classified as long-term debt. The credit line availability at December 31, 2007 was approximately $100,000.

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

In 2005, under the terms of the Securities Purchase Agreement, the Company sold and issued to Laurus an aggregate of 750,000 shares of common stock of the Company at a per share purchase price of $.001, for an aggregate purchase price of $750, related to the prepayment of certain convertible notes. The Company recorded debt acquisition costs of $102,650 and a debt discount of $720,000 representing the fair market value of the stock issued. The debt acquisition and debt discount charges are being amortized over the life of the note using the effective interest method.

Amendments to the Term Note and Securities Purchase Agreement:

On June 19, 2007, the Company and Laurus entered into a Note Amendment Agreement to the December 2005 secured term note. In connection with the amendment, the Company entered into a Securities Purchase Agreement with Laurus under which the Company borrowed $2,318,180 and issued a Secured Term Note to Laurus.The amendment extended the maturity date of the December 30, 2005 note, as described above, from December 30, 2008 to June 30, 2010. The Company agreed to make monthly payments of principal and interest on the note beginning on July 1, 2007. The outstanding principal on the note accrues interest at an annual rate of 2% above the prime rate, subject to a minimum annual interest rate of 8% (subject to certain adjustments). The Company may elect to prepay the note provided that (i) if such prepayment occurs during the first year of the date of issuance, the Company shall pay a 15% prepayment penalty, (ii) if such prepayment occurs during the second year of the date of issuance, the Company shall pay a 10% prepayment penalty and (iii) if such prepayment occurs during the third year of the date of issuance, the Company shall pay a 5% prepayment penalty. Laurus holds a security interest in certain assets of the Company. The monthly principal payment on the revised combined note is $125,000. The interest rate is prime plus 2%, subject to the minimum 8%, and was 8% as of December 31, 2008.

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

On December 28, 2007, the Company issued amended and restated secured term notes to Laurus and its assignees, PSource Structured Debt Limited (PSource) and Valens U.S. SPV I (Valens), both affiliates of Laurus. Under the terms of the amended note the Company borrowed an additional $1.0 million from Valens. The notes amended and restated the secured term notes dated December 30, 2005 and June 19, 2007. The terms of the note issued to Valens are the same as the note issued to Laurus on June 19, 2007. The $1.0 million portion of the Valens note will accrue interest at an annual rate of 10.5%. The notes reduced the monthly principal payments of the Company by $50,000. Laurus, PSource and Valens rights under the notes are secured by a security interest in certain assets of the Company.

In connection with the notes, on December 28, 2007, the Company and Laurus and its assignees entered into amendments to the (i) Securities Purchase Agreement, dated as of December 30, 2005 and (ii) Securities Purchase Agreement, dated as of June 19, 2007. Under the amendments, the Company sold and issued (i) to PSource an aggregate of 75,000 shares of common stock of the Company at a per share purchase price of $.01, for an aggregate purchase price of $750 and (ii) to Valens an aggregate of 300,000 shares of common stock of the Company at a per share purchase price of $.01, for an aggregate purchase price of $3,000. The Company used the net proceeds from the amendments for general corporate purposes. The Company recorded debt acquisition costs of $99,569 and additional debt discount of $515,740 representing the fair market value of the stock issued. The debt acquisition and debt discount charges are being amortized over the life of the note using the effective interest method.

The Company also entered into Registration Rights Agreements with each of Laurus, PSource and Valens under which the Company agreed to register the shares of common stock for resale under the Securities Act of 1933, as amended, by May 9, 2008. The agreement has now been extended to include the shares in the Company’s next equity financing registration.

On July 31, 2008, the Company signed an agreement with Valens Offshore SPV I, Ltd. and PSource Structured Debt Limited, affiliates of Laurus Master Fund, to defer the principal payments of the term notes in the amount of $108,333 per month, for the period of August 1, 2008 to October 1, 2008.  The Company continued to make monthly interest payments during this period.  In consideration for this deferral, the Company agreed to pay a fee of $175,000 of additional interest to be accrued monthly and will paid at the termination of the note on June 30, 2010, along with the deferred principal payments.

On November 20, 2008, the Company signed an agreement with Valens Offshore SPV I, Ltd. and PSource Structured Debt Limited, affiliates of Laurus Master Fund, to defer the principal payments of the term notes in the amount of $108,333 per month, for the period of December 1, 2008 to February 1, 2009.  The Company continued to make monthly interest payments during this period.  In consideration for this deferral, the Company agreed to pay a fee of $70,000 of additional interest to be accrued monthly and will paid at the termination of the note on June 30, 2010.  The deferred principal payments are due to be paid on June 1, 2009.  In addition, as required under EITF 96-19, the Company recorded a gain on the extinguishment of approximately $270,000.  The resulting debt discount will be expensed over the remaining life of the note, using the effective interest method.

At December 31, 2008, $3,916,671 was outstanding under the combined notes, which has been classified as $1,408,326 short-term debt and $2,508,345 long-term debt and reported net of $550,794 of unamortized debt discount, which has been classified as $418,176 short-term and $132,618 long-term.

At December 31, 2007, $4,750,000 was outstanding under the combined notes, which was classified as $1,256,913 short-term debt and $3,493,087 long-term debt and reported net of $509,875 of unamortized debt discount, which was classified as $261,502 short-term and $248,373 long-term.

Private Investor Notes and Bond

On August 16, 2007, the Eureka Interactive Fund Ltd. (Eureka) agreed to transfer the promissory notes and bonds described below, as well as all of the unexercised warrants previously issued to Eureka, to a private investor.

On May 12, 2005, the Company issued a $1.5 million note to Eureka, initially due and payable in full on September 12, 2005. The Company also issued to Eureka five-year common stock warrants to purchase 250,000 shares at an exercise price per share of $0.90. These warrants were exercised during the quarter ended September 30, 2007 for proceeds of $225,000.

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

At December 31, 2007, $34,796 was outstanding under the note, which was classified as short-term debt.

At December 31, 2008, the note has been paid in full.

Photonic Products Ltd. Financing

On October 31, 2006, StockerYale (UK) Ltd. issued a 10% Senior Fixed Rate Secured Bond to Eureka in the original principal amount of $4,750,000. The bond is due on October 31, 2011. StockerYale (UK) Ltd. agreed to make payments of principal and interest over the term; however, during the first twelve months of the term of the bond, only accrued interest will be required to be paid (no payments of principal will be required) and an amount equal to 50% of the original principal sum of $4,750,000 will be paid on October 31, 2011. The outstanding principal on the bond accrues interest at an annual rate of 10%. StockerYale (UK) Ltd. may prepay the bond at any time, in whole or in part, without penalty or premium. The bond is secured by all of the equity interests of Photonic Products Ltd. owned by StockerYale (UK) Ltd. as stated in the Charge Over Shares by and among the Company, StockerYale (UK) Ltd. and Eureka which was entered into in connection with the financing. The Company used the net proceeds to make the cash payment for the acquisition of Photonic Products Ltd. The remaining proceeds were used for transaction fees and working capital.

In connection with the issuance of the bond on October 31, 2006, the Company issued a Common Stock Purchase Warrant to Eureka to purchase 2,375,000 shares of its common stock for a purchase price of $1.15 per share. The warrant expires on the tenth anniversary of the date of issuance. If StockerYale (UK) Ltd. prepays all amounts outstanding under the bond prior to the third anniversary of the date of issuance, then the number of shares of the Company’s common stock purchasable upon exercise of the warrant shall be changed to the following numbers: (i) 1,900,000 if the bond is repaid in full prior to the first anniversary of the date of issuance; (ii) 2,018,750 if the bond is repaid in full prior to the second anniversary of the date of issuance; and (iii) 2,137,500 if the bond is repaid in full prior to the third anniversary of the date of issuance. The aggregate proceeds of the bond and warrants of $4,750,000 was allocated between the bond and the common stock warrants based upon their relative fair market value. The proceeds allocated to the bond was $3,255,349 and the proceeds allocated to the common stock warrants was $1,494,651. The difference between the aggregate face amount of the bond of $4,750,000 and the initial carrying value of the bond was recorded as a debt discount of $1,494,651 and will be amortized over the life of the bond. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 4.61%, an expected life of ten years and an expected volatility of 102% with no dividend yield.

On May 27, 2008, the private investor to whom Eureka assigned the bonds, loaned the company an additional $500,000 payable over the remaining term of the original loan, at the same fixed 10% interest rate.  As a part of the May 27, 2008 agreement, the Company issued to the private investor additional ten-year common stock warrants to purchase 269,663 shares of common stock at an exercise price per share of $0.60. An additional debt discount was recorded in the amount of $119,373 and is being amortized over the remaining life of the note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 4.80%, an expected life of ten years and an expected volatility of 98% with no dividend yield.

On October 30, 2008, the private investor agreed to forego principal payments on the combined notes for the months of September 2008 through December 2008.  The Company issued 616,743 shares of common stock to the private investor to settle approximately $247,000 of principal payments.

At December 31, 2008, $4,471,926 remained outstanding under the combined note which has been classified as $740,091 short-term debt and $3,731,835 long- term debt and reported net of $798,251 of unamortized debt discount, which has been reported as $338,595 as short-term and $459,656 as long-term.

At December 31, 2007, $4,651,041 remained outstanding under the note which was classified as $593,750 short-term debt and $4,057,291 long-term debt and reported net of $1,051,725 of unamortized debt discount, which was reported as $345,984 as short-term and $705,741 as long-term.

Senior Fixed Rate Secured Bonds

On July 24, 2008, StockerYale (IRL) Ltd. issued a three-year 12% Senior Fixed Rate Secured Bond to a private investor in the original principal amount of €935,000 ($1,472,905 at July 24, 2008) secured by all of the assets of StockerYale (IRL) Ltd. The bond matures on July 30, 2011. StockerYale (IRL) Ltd. agreed to make payments of principal and interest of approximately €31,000 over the term beginning August 30, 2008. The outstanding principal on the bond accrues interest at an annual rate of 12%. StockerYale (IRL) Ltd. may prepay the bond at any time, in whole or in part, without penalty or premium. The Company used the net proceeds for working capital.

In connection with the issuance of the bond, the Company issued warrants to the private investor to purchase 636,404 shares of its common stock for a purchase price of $0.45 per share. The warrant expires on the tenth anniversary of the date of issuance.   The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 4.03%; an expected life of ten years; and an expected volatility of 98% with no dividend yield. The total value of the warrants was recorded as a debt discount of approximately $220,000 and will be amortized over the life of the bond, using the effective interest method.

At December 31, 2008, $1,193,829 remained outstanding under the bond, which has been classified as $403,817 short-term debt and $790,012 long-term debt and reported, net of $165,810 of unamortized debt discount, which has been reported as $100,050 short-term and $65,760 long-term.

Barclay’s Bank, PLC

On February 6, 2008, the Company’s Photonic Products subsidiary entered into a Confidential Invoice Discounting Agreement with Barclay’s Bank Sales Financing (“Barclay’s”). Under the Discounting Agreement, a three-year revolving line of credit was established. The Discounting Agreement provides for a revolving line of credit not to exceed an aggregate principal amount of £700,000 ($1,400,000) and grants a security interest in and lien upon all of Photonic Products’ trade receivables in favor of Barclay’s. The Company may borrow a total amount at any given time up to ₤700,000, limited to qualifying receivables as defined. The proceeds from this line of credit were used to pay in full the outstanding amount under the overdraft facility between Photonic Products and Barclay’s Bank, PLC.

The facility requires the maintenance of certain financial covenants including annual sales and minimum tangible net worth. Barclay’s also reserves the right to review the facility in the event of losses in any 3-month rolling period. The Company began making monthly payments to Barclay’s of accrued interest only on February 29, 2008. The outstanding principal under the note accrues interest at an annual rate of 2.55% above Barclay’s base rate. The interest rate was 4.55% as of December 31, 2008. The Company may elect to prepay amounts due under the facility at any time, in whole or in part, without penalty or premium upon 3 months notice.

At December 31, 2008, $710,000 was outstanding under the facility, all of which was classified as short term debt under revolving lines of credit. During the fourth quarter 2008, the Company was notified that Barclay’s will no longer continue to provide credit under the Discounting Agreement.  The Company has been working with Barclay’s and other lenders to provide a transition of the lending arrangement.

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

The Company had net deferred tax assets totaling $26.9 million as of December 31, 2008 and $25.2 million as of December 31, 2007. Realization of the deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income and, if necessary, execution of tax planning strategies.

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

With respect to any future uncertain tax positions, the Company intends to record interest and penalties, if any, as a component of income tax expense. It did not have any accrued interest and penalties related to uncertain tax positions as of December 31, 2008.

The Company is subject to taxation in the U.S., Canada, the United Kingdom, Ireland and various states and local jurisdictions. As a result of the Company’s tax loss position, the tax years 1999 through 2007 remain open to examination by the federal and most state tax authorities. In addition, the tax years 2002 through 2006 are open to examination in foreign jurisdictions. As of December 31, 2008, the Company did not have any tax examinations in process.

The components of the provision (benefit) for income taxes of continuing operations are as follows:
	2008	2007
	In thousands
Years Ended December 31,
Current
Federal	$—	$—
State	—	—
Foreign	—	—
Sub-total	—	—
Deferred
Federal	—	—
State	—	—
Foreign	(367)	(445)
Sub-total	(367)	(445)
Total	$(367)	$(445)

The income tax provision included in the accompanying statement of operations is as follows:
	2008	2007
	In thousands
Years Ended December 31,
Continuing Operations	$(367)	$(445)
Discontinued Operations	—	—
Total	$(367)	$(445)

The following is a reconciliation of the federal income tax provision for continuing operations calculated at the statutory rate of 34% to the recorded amount:
	2008	2007
	In thousands
Years Ended December 31,
Applicable statutory federal income tax benefit	$(3,648)	$(3,026)
State income taxes, net of federal income tax benefit	(569)	(472)
Non-deductible items	199	51
Foreign tax rate differential	22	137
Other	(89)	(57)
Valuation allowance	3,718	2,922
Net income tax provision	$(367)	$(445)

The significant items comprising the deferred tax asset and liability at December 31, 2008 and 2007 are as follows:
	2008	2007
	In thousands
Years Ended December 31,
Net operating loss carry forwards	$27,367	$23,463
Foreign net operating loss carry forwards	3,278	2,316
Financial reporting reserves not yet deductible for tax purpose	77	128
Accelerated depreciation and property-basis differences	(1,906)	(1,019)
Other	433	571
Valuation allowance	(29,116)	(25,398)
Total	$133	$60
Intangible asset-basis differences	$(486)	$(931)
Deferred tax liability, net	$(353)	$(871)

The Company’s deferred tax liability relates to the difference in the basis of its intangible assets acquired in a foreign jurisdiction.

As of December 31, 2008, the Company had United States net federal operating loss carry forwards (NOLs) of approximately $68.5 million available to offset future taxable income, if any. These carry forwards expire through 2028 and are subject to review and possible adjustment by the Internal Revenue Service. The Company may be subject to limitations under Section 382 of the Internal Revenue Service Code as a result of changes in ownership. The Company’s historical operating losses raise considerable doubt as to when, if ever, any of the deferred tax assets will be realized. As a result, management has provided a full valuation allowance for the net deferred tax assets.

The Company also has Canadian federal NOLs of approximately $4.8 million available to offset future taxable income, if any. These carry forwards expire through 2028 and are subject to review and possible adjustment by the Canadian Revenue Agency. The Company may be subject to limitations of the use of the Canadian NOLs as a result of changes in ownership. The Company’s historical operating losses raise considerable doubt as to when, if ever, any of the deferred tax assets will be realized. As a result, management has provided a full valuation allowance for the net deferred tax assets.

The Company also has United Kingdom NOLs of approximately $3.4 million, of which $475,000 is not reserved.

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

On December 24, 2008, the Company and a private investor entered into a Stock and Warrant Purchase Agreement pursuant in which the investor agreed to purchase from the Company, and the Company agreed to sell, 2,000,000 shares of the Company’s common stock and a warrant for the purchase of 1,000,000 shares of common stock at an exercise price of $0.50 per share, for an aggregate purchase price of $500,000. The closing of the transaction was to occur on or prior to March 5, 2009.  On March 27, 2009 the Company and the private investor entered into an amendment, dated as of March 23, 2009, to the Stock and Warrant Purchase Agreement, under which the parties agreed to extend the closing of the transaction until June 30, 2009.

(12) UNREGISTERED SALES OF EQUITY SECURITIES

On June 27, 2008, the Company’s wholly-owned subsidiary, StockerYale Waterloo Acquisition Inc., filed an Offer to Purchase and Circular with Canadian securities regulatory authorities, relating to an offer to purchase all of the outstanding common shares of Virtek Vision International Inc. (Virtek) upon the terms and subject to the conditions set forth in the Offer to Purchase and Circular.

In connection with the offer, StockerYale arranged for financing of up to $22.0 million from Valens in order to fund the acquisition of all of the outstanding common shares of Virtek. On June 30, 2008, in connection with the commitment of Valens to provide the financing, StockerYale issued an aggregate of 1,628,664 shares of common stock of StockerYale to Valens. The fair value of the common stock was $960,912 based upon the market price on the date of issuance and was expensed when the loan commitment expired unused.

On December 24, 2008, the Company issued a Stock and Warrant Purchase Agreement to a group of private investors, including the Company’s Chairman and CEO and four of the Company’s directors.  Under the terms of the Agreement the Company agreed to issue and sell an aggregate of 4,254,000 shares of common stock, $0.001 par value per shares at a per share purchase price of $0.25, for an aggregate purchase price of $1,063,500. In addition, the investors would also receive warrants to purchase up to an aggregate of 2,127,000 shares of the Company’s common stock. The warrants are exercisable at any time after issuance at a per share price of $0.50 and expire on the fifth anniversary of the issue date. As of December 31, 2008, the Company sold and issued for gross proceeds of $563,500, of which $10,500 was not received by December 31, 2008, a total of 2,254,000 shares of common stock and issued warrants to purchase 1,127,000 shares of common stock.  The remaining balance due under the Agreement of $510,500 is not reflected in the balance sheet at December 31, 2008 because the funds had not been received nor had the common stock or warrants been issued by the Company. The Company intends to use the proceeds from the financing for working capital and general corporate purposes.

 The Company used the Black-Scholes Model to calculate the fair value of the warrants issued, which totaled approximately $81,000. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 1.54%, an expected life of five years and an expected volatility of 101% with no dividend yield.

As of December 31, 2008, there were 8,476,383 shares reserved for warrants with the following exercise prices and expiration dates:

No. Warrants	Exercise Price	Expiration Date
938,445	$1.38 –$3.50	2009
156,250	$1.17 –$1.17	2010
102,000	$1.38 –$3.12	2011
18,621	$0.80 –$0.80	2012
1,127,000	$0.50 –$0.50	2013
475,000	$1.23 –$1.44	2015
3,603,000	$1.15 –$3.12	2016
1,150,000	$0.80 –$1.72	2017
906,067	$0.45 –$0.60	2018
8,476,383

On January 26, 2007, Private Opportunities Fund, LP exchanged a warrant, dated December 13, 2004, for 30,534 shares of common stock. The warrant was originally exercisable for 250,000 shares of common stock at a purchase ptice of $1.38 per share.

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

(13) STOCK OPTION PLANS

On May 22, 2007, the shareholders of the Company approved the adoption of the Company’s 2007 Stock Incentive Plan (the 2007 Plan). Under this plan, the Company may issue options, restricted stock, restricted stock units and other stock-based awards to its employees, officers, directors, consultants and advisors. An aggregate of 5,300,000 shares of the Company’s common stock were initially reserved for issuance under the 2007 Plan. In addition, there is an annual increase to the number of shares reserved for issuance under the 2007 Plan equal to the lesser of (i) 1,000,000 shares of common stock, (ii) 5% of the outstanding shares of common stock of the Company, or (iii) an amount determined by the Board of Directors of the Company. As of December 31, 2008, there are 6,300,000 shares reserved for issuance. The Company’s executive officers are eligible to receive stock based awards under the 2007 Plan on the terms and conditions determined by the GNC Committee.

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

In May 2004, the Company adopted the 2004 Stock Option and Incentive Plan (the 2004 Option Plan) for the purpose of issuing both Incentive Options and Nonqualified Options to officers, employees and directors of the company. A total of 2,500,000 shares of common stock were reserved for issuance under this plan. Options were granted under the 2004 Option Plan on terms and prices as determined by the Board of Directors. Each option will be exercisable after the period or periods specified in the option agreement, but no option may be exercised after the expiration of 10 years from the date of grant.

In May 2000, the Company adopted the 2000 Stock Option and Incentive Plan (the 2000 Option Plan) for the purpose of issuing both Incentive Options and Nonqualified Options to officers, employees and directors of the Company. A total of 2,800,000 shares of common stock were reserved for issuance under this plan. Options were granted under the 2000 Option Plan on terms and at prices as determined by the Board of Directors. Each option will be exercisable after the period or periods specified in the option agreement, but no option may be exercised after the expiration of 10 years from the date of grant.

In March 1996, the Company adopted the 1996 Stock Option and Incentive Plan (the 1996 Option Plan) for the purpose of issuing both Incentive Options and Nonqualified Options to officers, employees and directors of the Company. A total of 1,200,000 shares of common stock are reserved for issuance under this plan. Options were granted under the 1996 Option Plan on terms and at prices as determined by the Board of Directors, Each option will be exercisable after the period or periods specified in the option agreement, but no option may be exercised after the expiration of 10 years from the date of grant.

The Company had 6,736,251 shares available for future grants of options and restricted shares December 31, 2008. The following table summarizes information about the stock options outstanding as of December 31, 2008:

Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.16 – 0.99	1,372,322	5.6	$0.67	748,050	$0.74
1.00 – 1.99	478,617	5.2	1.24	478,617	1.24
2.00 – 3.99	216,950	3.5	2.93	216,950	2.93
4.00 – 6.99	132,000	3.4	4.85	132,000	4.85
7.00 – 11.99	536,600	2.5	10.50	536,600	10.50
12.00 – 38.00	83,400	1.9	15.64	83,400	15.64
$0.16 – 38.00	2,819,889	4.6	$3.45	2,195,617	$4.26

(14) EMPLOYEE STOCK PURCHASE PLAN

In May 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the Stock Purchase Plan), which permits the eligible employees of the Company and its subsidiaries to purchase shares of the Company’s common stock, at a discount, through regular monthly payroll deductions of up to 10% of their pre-tax gross salary. Subject to adjustment for stock splits, stock dividends and similar events, a maximum of 300,000 shares of common stock may be issued under the Stock Purchase Plan. During the years ended December 31, 2008 and 2007, there were no shares issued under the Stock Purchase Plan.

(15) EMPLOYEE BENEFIT PLANS

On January 17, 1994, the Company established the StockerYale 401(k) Plan (the Plan). Under the Plan, employees are allowed to make pre-tax retirement contributions. In addition, the Company may make matching contributions, not to exceed 100% of the employee contributions, and profit sharing contributions at its discretion. The Company made matching contributions of $44,000 and $40,000 in the years ended December 31, 2008 and 2007. The Company incurred costs of approximately $2,500 and $2,800 in 2008 and 2007 to administer the Plan.

(16) DISCONTINUED OPERATIONS

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

Amounts recorded as income from discontinued operations for the year ended December 31, 2008 and 2007, primarily resulted from additional cash consideration received under certain notes receivable.

 (17) COMMITMENTS AND CONTINGENCIES

Lease obligation treated as financing

On December 30, 2005, the Company closed a sale-leaseback transaction on the Company’s Salem, New Hampshire headquarters with 55 Heritage LLC. The terms of the Real Estate Purchase Agreement dated November 29, 2005, as amended on December 22, 2005, between the Company and the buyer were that (i) the Company agreed to sell the property to the buyer for $4,700,000, and (ii) the Company agreed to lease from the buyer (a) approximately 32,000 square feet of the property for an initial term of five years with a rental rate during such period of $192,000 per year in base rent and (b) approximately 63,000 square feet of the property for an initial term of five years with rental rates ranging from approximately $220,500 to $315,000 per year in base rent, plus a pro rata share of all operating costs of the property. The Company plans to sublease all or part of the 63,000 square feet block of space. At the time an opportunity arises to enter into a sublease agreement with a third party, either (i) the Company will enter into a sublease with that party or (ii) the buyer will enter into a direct lease with them. The lease agreement grants the Company the option to extend the initial term for a period of five years. Because the transaction did not qualify as a sale for Generally Accepted Accounting Principles (GAAP) reporting purposes under SFAS 66, Accounting for Sales of Real Estate and SFAS 98, Accounting for Leases, the net proceeds were classified as a financing lease obligation. This was primarily due to the terms of the lease agreement. Accordingly, the Company continues to carry the value of the building on its balance sheet and record depreciation expense until the criteria to record a sale are met. The Company continues to account for the financing lease in accordance with the provisions of SFAS 98. In 2008, the Company recorded $283,000 as non-cash interest expense and $29,000 as an increase of the lease obligation due to a reduction in the deposit amount left with the landlord of $190,000.  During 2007, the Company recorded $300,000 as non-cash interest expense and $38,000 as an increase of the lease obligation due to a reduction in the deposit amount left with the landlord of $169,000.

At December 31, 2008, $3,669,000 was recorded on the balance sheet as a financing lease obligation, which has been classified as $444,000 short-term obligation and $3,225,000 long-term obligation, and has been reported net of a $157,500 deposit. The net book value of the building at December 31, 2008 was approximately $3,410,000.

At December 31, 2007, $3,640,000 was recorded on the balance sheet as a financing lease obligation, which was classified as $444,000 short-term obligation and $3,196,000 long-term obligation, and has been reported net of a $347,500 deposit.  The net book value of the building at December 31, 2007 was approximately $3,714,000.

Other obligations

The Company’s Canadian subsidiary, StockerYale Canada Inc., conducts research and development, manufacturing, sales and administration from a property located at 275 Kesmark Street, Montreal, Quebec, Canada. StockerYale Canada leases approximately 60,000 square feet of the Montreal property for an initial term of ten years ending December 2015. The rent during the ten-year term ranges from approximately Cdn $416,031 to Cdn $469,521 per year plus all operating costs. StockerYale Canada has an option to extend the initial term of the lease for an additional term of five years. StockerYale Canada sub-leases portions of the facility for fixed payments of Cdn $107,000 per year through 2015 and received Cdn $107,000 for each of the years ended December 31, 2008 and 2007.

On June 12, 2008, StockerYale (IRL) Ltd. entered into a commitment to a new lease of approximately 10,000 square feet for its operations in Cork, Ireland. The lease term began on August 22, 2008 for a term of five years with rent and service charges of €8,500 per month.

The company utilizes, or has assumed, capital leases to finance purchases of equipment or vehicles. There was approximately $330,000 and $507,000 payable under these leases at December 31, 2008 and December 31, 2007, respectively. The terms of these leases are from two to five years are set to expire between 2009 and 2013.

The net book value of assets under capital lease at December 31, 2008 and December 31, 2007, is as follows:

	2008	2007
Assets under capital lease	$659,000	$715,000
Less—accumulated depreciation	(334,000)	(292,000)
Assets under capital lease, net	$325,000	$423,000

Monthly payments on these leases range from $315 per month to approximately $4,350 per month and include interest rates that range from 5.7% to 14.6%.

Scheduled future maturities of debt, operating, financing and capital lease obligations for the next five years:

Due by period	2009	2010	2011	2012	2013	2014+	Total
	(In thousands)
Debt obligations	8,843	$3,708	$3,322	$—	$—	—	15,874
Salem building lease obligations	444	413	—	—	—	—	857
Operating lease obligations	727	675	674	677	534	787	4,074
	$10,019	$4,796	$3,992	$677	$534	$787	$20,805

Due by period	2009	2010	2011	2012	2013	Less interest	Total
	(In thousands)
Capital lease obligations	$154	$104	$41	$18	$13	$(51)	$279

(18) LEGAL PROCEEDINGS

 The Company settled a law suit in December 2007.  Beginning in May 2005, three putative securities class action complaints were filed in the United States District Court for the District of New Hampshire against the Company and certain of the Company’s Directors and Officers, purportedly on behalf of some of the Company’s shareholders. The complaints, which assert claims under the Securities Exchange Act of 1934, allege that some disclosures made by the Company in press releases dated April 19, 2004 and April 21, 2004 were materially false or misleading. The three complaints were consolidated into one action and assigned to a single federal judge. On June 26, 2007, a settlement agreement between the Company and the lead plaintiffs in the class action lawsuit was submitted to the United States District Court for the District of New Hampshire for its approval. Under the terms of the proposed settlement, which would resolve all claims asserted against the Company and the individual defendants, plaintiffs would receive $3.4 million, to be paid entirely by the Company’s insurance carrier. On August 21, 2007, the Court preliminarily approved the proposed settlement. On December 18, 2007, the Court entered an Order and Final Judgment in the class action lawsuit, which provided final approval of the settlement agreement and dismissed all claims of the members of the class against the Company and the individual defendants with prejudice (which means that they cannot be re-filed).

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

The Company operates in three segments: lasers, Photonic Products, and optical components.  In the laser segment the Company acts as an independent designer and manufacturer of Lasiris™ brand lasers and LED systems for the inspection, machine vision, medical and military markets. The Photonic Products segment distributes laser diodes and designs and manufactures custom laser diodes modules for industrial, commercial and medical applications. In its optical component segment, the Company develops and manufactures specialty optical fiber, fiber-based assemblies and diffractive optics such as phase masks used primarily in the telecommunications, defense, and medical markets by original equipment manufacturers. The policies relating to segments are the same as the Company’s corporate policies.

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

	2008	2007
	(In thousands)
Years Ended December 31
Revenues:
Lasers	$18,144	$16,540
Photonic Products	10,035	9,800
Optical components	3,959	3,547
Total revenues	$32,138	$29,887
Gross profit (loss):
Lasers	$7,408	$5,313
Photonic Products	2,786	2,722
Optical components	1,143	1,000
Total gross profit (loss)	$11,337	$9,035

	2008	2007
	(In thousands)
Operating profit (loss)
Lasers	$(2,875)	$(4,257)
Photonic Products	(604)	(1,296)
Optical components	(1,007)	(748)
Total operating profit (loss)	$(4,486)	$(6,301)

	2008	2007
	(In thousands)
Years Ended December 31
Current assets:
Lasers	$5,532	$5,357
Photonic Products	2,050	3,110
Optical components	544	683
Corporate	1,621	1,625
Total current assets	$9,747	$10,775
Property, plant & equipment:
Lasers	$2,271	$2,984
Photonic Products	480	845
Optical components	2,167	2,668
Corporate	3,578	3,967
Total property, plant & equipment	$8,496	$10,464
Intangible assets:
Lasers	$69	$206
Photonic Products	1,736	3,324
Optical components	158	247
Corporate	—	—
Total intangible assets	$1,963	$3,777
Goodwill:
Lasers	$2,677	$2,677
Photonic Products	3,903	5,384
Optical components	8	8
Corporate	—	—
Total goodwill	$6,588	$8,069
Other assets:
Lasers	$213	$362
Photonic Products	133	—
Optical components	—	—
Corporate	302	591
Total other assets	$648	$953

	2008	2007
	(In thousands)
Years Ended December 31
Total assets:
Lasers	10,763	11,587
Photonic Products	8,300	12,663
Optical components	2,877	3,606
Corporate	5,502	6,182
Total assets	$27,442	$34,038
Revenues by geographic area:
United States	$14,919	$13,665
Canada, Mexico & So. America	2,417	2,619
Europe	11,488	9,404
Asia & the rest of the world	3,314	4,199
Total	$32,138	$29,887

The Company’s long-lived assets consist of property, plant and equipment, goodwill and intangible assets located in the following geographic locations:

	2008	2007
	(In thousands)
Years Ended December 31
Long-lived assets by geographic area:
United States	$9,558	$10,703
Canada	1,188	1,907
Europe	182	148
UK	6,118	9,552
Total	$17,046	$22,310

(20) SUBSEQUENT EVENTS

Issuance of Stock to Settle Liabilities

On January 13, 2009, a private investor holding a 10% Senior Fixed Rate Secured Bond issued by StockerYale (UK) Limited, a subsidiary of the Company, agreed to forego six monthly principal payments due under the Bond from January 2009 to June 2009 totaling $370,044. In consideration, the Company agreed to issue to the private investor an aggregate of 1,480,176 shares of the common stock of StockerYale, Inc., calculated at a value of $0.25 per share.

2009 Incentive Plan

On January 16, 2009, the GNCC established the 2009 Stock Option and Cash Incentive Compensation Plan, for the issuance of (i) performance-based stock options to purchase shares of the Company's common stock at the closing price of the Company's common stock on the Nasdaq Capital Market on January 16, 2009 and (ii) cash bonuses to each of the Company's executive officers and other senior executives. The stock options will vest and become exercisable and  the cash bonuses will be earned on the day the Company publicly releases its financial results for the  year ending December 31, 2009 only if the performance targets are met.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

On March 27, 2009, the Company entered into the First Amendment to Stock and Warrant Purchase Agreement, dated as of March 23, 2009 (the “Amendment”), with Lewis Opportunity Fund LP (“Lewis”).  As previously disclosed, on December 24, 2008, the Company and Lewis entered into a Stock and Warrant Purchase Agreement (the “Purchase Agreement”), pursuant to which Lewis agreed to purchase from the Company, and the Company agreed to sell to Lewis, 2,000,000 shares of the Company’s common stock at a per share purchase of $0.25, for an aggregate purchase price of $500,000.  Upon such purchase, Lewis will also receive a warrant to purchase up to an aggregate of 1,000,000 shares of the Company’s common stock.  The warrant will be exercisable at any time at a per share price of $0.50 and will expire on the fifth anniversary of the issue date.

Under the Purchase Agreement, Lewis agreed to close the Purchase Agreement and purchase the 2,000,000 shares by March 5, 2009.  The Amendment extends the closing date of the Purchase Agreement to June 30, 2009.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Election of Directors,” “Executive Officers,” “Corporate Governance and Board Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Involvement in Legal Proceedings.”

Code of Business Conduct and Ethics

The Company has adopted an Amended and Restated Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the Company’s Amended and Restated Code of Business Conduct and Ethics is filed with or incorporated by reference in this report, and is also posted to the Company’s website at www.stockeryale.com.

Item 11.	EXECUTIVE COMPENSATION

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Executive Compensation” and “Director Compensation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information as of December 31, 2008

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2008.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,819,889	$3.45	6,736,251
Equity compensation plans not approved by security holders	—	—	—
Total	2,819,889	$3.45	6,736,251

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the portion of the Definitive Proxy Statement entitled “Independent Registered Public Accounting Firm Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.”

PART IV

Item 15 .	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference, in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKERYALE, INC.

By:	/S/ MARK W. BLODGETT
Mark W. Blodgett President, Chief Executive Officer and Chairman of the Board

March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ MARK W. BLODGETT	President, Chief Executive Officer	March 31, 2009
Mark W. Blodgett	and Chairman of the Board (Principal Executive Officer)

/S/ TIMOTHY P. LOSIK	Chief Operating Officer and Chief	March 31, 2009
Timothy P. Losik	Financial Officer (Principal Financial and Accounting Officer)

/S/ ROBERT J. DRUMMOND	Director	March 31, 2009
Robert J. Drummond

/S/ DIETMAR KLENNER	Director	March 31, 2009
Dietmar Klenner

/S/ BEN S. LEVITAN	Director	March 31, 2009
Ben S. Levitan

/S/ RAYMOND J. OGLETHORPE	Director	March 31, 2009
Raymond J. Oglethorpe

/S/ PARVIZ TAYEBATI	Director	March 31, 2009
Parviz Tayebati

/S/ PATRICK J. ZILVITIS	Director	March 31, 2009
Patrick J. Zilvitis

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1
Restated Articles of Organization of the Registrant is incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-27372).

3.2
Amendment, dated May 24, 2001, to the Amended and Restated Articles of Organization of the Registrant is incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 (File No. 000-27372).

3.3	Amended and Restated Bylaws of the Registrant are incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2005 (File No. 000-27372).

3.4
Amendment No. 1 to Amended and Restated ByLaws of the Registrant, dated August 28, 2007, is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on August 30, 2007 (File No. 000-27372).

4
Specimen Stock Certificate of common stock, $.001 par value per share is incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2005 (File No. 000-27372).

10.1*	1996 Stock Option and Incentive Plan is incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-39080).

10.2*
Form of Incentive Option Agreement under the 1996 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.1(b) of the Registrant’s Annual Report on Form for the year ended December 31, 2001 (File No. 000-27372).

10.3*
Form of Nonqualified Option Agreement for employees under the 1996 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.1(c) of the Registrant’s Annual Report on Form for the year ended December 31, 2001 (File No. 000-27372).

10.4*
Form of Nonqualified Option Agreement for non-employee directors under the 1996 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.1(d) of the Registrant’s Annual Report on Form for the year ended December 31, 2001 (File No. 000-27372).

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
10.11*
Amendment No. 1 to 2000 Employee Stock Purchase Plan, dated June 26, 2001, is incorporated by reference to Exhibit 10.4(b) to the Registrant’s Annual Report on Form 10K for the year ended December 31, 2001 (File No. 000-27372).

10.12*
Amendment No. 2 to 2000 Employee Stock Purchase Plan, dated May 23, 2008, is incorporated by reference to Appendix D to the Registrant’s Definitive Schedule 14A filed on April 21, 2008 (File No. 000-27372).

10.13*	2004 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-27372).

10.14*	Amendment to 2004 Stock Option and Incentive Plan is incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed May 27, 2005 (File No. 000-27372).

10.15*
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

10.17*
Form of Restricted Stock Agreement under 2004 Stock Option and Incentive Plan is incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on May 27, 2005 (File No. 000-27372).

10.18*	2007 Stock Incentive Plan is incorporated by reference to Appendix D to the Registrant’s Definitive Schedule 14A filed on April 20, 2007 (File No. 000-27372).

10.19*	Amendment No. 1 to 2007 Stock Incentive Plan, dated as December 16, 2008.

10.20*	Form of Non-Statutory Stock Option Agreement is incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on May 24, 2007 (File No. 000-27372).

10.21*	Form of Incentive Stock Option Agreement is incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on May 24, 2007 (File No. 000-27372).

10.22*	Form of Restricted Stock Agreement is incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on May 24, 2007 (File No. 000-27372).

10.23*	Separation Plan for Executive Officers is incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form for the year ended December 31, 2002 (File No. 000-27372).

10.24*	StockerYale, Inc. Management Incentive Plan is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2007 (File No. 000-27372).

10.25*
Offer Letter, dated as of December 18, 2007 and effective as of January 7, 2008, by and between the Registrant and Timothy P. Losik is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 11, 2008 (File No. 000-27372).

10.26*	Policy Regarding Compensation of Independent Directors is incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed May 27, 2005 (File No. 000-27372).

10.27*
Amendment to Policy Regarding Compensation of Independent Directors is incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 (File No. 000-27372).

10.28*
Amended and Restated Policy Regarding Compensation of Independent Directors is incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007 (File No. 000-27372).

Exhibit No.	Description of Document
10.29*	StockerYale, Inc. Management Incentive Plan is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 16, 2009 (File No. 000-27372).

10.30
Stockholders Agreement, dated November 17, 2000, by and among the Registrant, Optune Technologies, Inc. and Nicolae Miron is incorporated by reference to Exhibit 10.5(b) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-27372).

10.31
Common Stock Purchase Warrant, dated as of September 24, 2003, issued by the Registrant to Laurus Master Fund, Ltd. is incorporated by reference to Exhibit 99.5 of the Registrant’s Registration Statement on Form S-3 filed on October 17, 2003 (File No. 333-109790).

10.32
Securities Purchase Agreement, dated as of September 24, 2003, by and between the Registrant and Laurus Master Fund, Ltd. is incorporated by reference to Exhibit 99.4 of the Registrant’s Registration Statement on Form S-3 filed on October 17, 2003 (File No. 333-109790).

10.33
Registration Rights Agreement, dated as of September 24, 2003, by and between the Registrant and Laurus Master Fund, Ltd. is incorporated by reference to Exhibit 99.3 of the Registrant’s Registration Statement on Form S-3 filed on October 17, 2003 (File No. 333-109790).

10.34
Securities Purchase Agreement, dated as of February 3, 2004, among the Registrant and certain signatories thereto, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated February 3, 2004 (File No. 000-27372).

10.35
Form of Warrant to Purchase common stock, issued by the Registrant to certain investors, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated February 3, 2004 (File No. 000-27372).

10.36
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

10.42
Security Agreement, made and entered into as of June 10, 2004, by and between the Registrant and Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 10, 2004 (File No. 000-27372).

Exhibit No.	Description of Document
10.43
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

10.46
Form of Common Stock Purchase Warrant, dated December 2004, issued by the Registrant to Laurus Master Fund, Ltd., is incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 000-27372).

10.47
Form of Stock Purchase Agreement, dated December 2004, among the Registrant and certain parties signatories thereto, is incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 000-27372).

10.48
Form of Warrant to Purchase common stock, dated December 2004, issued by the Registrant to certain investors, is incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K/A filed on January 14, 2005 (File No. 000-27372).

10.49
Senior Promissory Note, dated May 12, 2005, issued to The Eureka Interactive Fund Ltd. is incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed May 16, 2005 (File No. 000-27372).

10.50
Amendment No. 1, dated August 26, 2005, to the Senior Promissory Note dated May 12, 2005 by and between the Registrant and The Eureka Interactive Fund Ltd. is incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 (File No. 000-27372).

10.51
Amendment No. 2, dated December 15, 2005, to Senior Promissory Note dated May 12, 2005 by and between the Registrant and The Eureka Interactive Fund Ltd. is incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed December 20, 2005 (File No. 000-27372).

10.52
Amendment No. 3 to Senior Promissory Note, dated December 27, 2006, by and between the Registrant and The Eureka Interactive Fund Ltd. is incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed December 28, 2006 (File No. 000-27372).

10.53
Common Stock Purchase Warrant, dated May 12, 2005, issued to The Eureka Interactive Fund Ltd. is incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed May 16, 2005 (File No. 000-27372).

10.54
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
10.56
Common Stock Purchase Warrant issued by the Registrant to Smithfield Fiduciary LLC, dated as of July 13, 2005, is incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-27372).

10.57
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

10.60
Stock and Warrant Purchase Agreement, dated August 12, 2005, by and between the Registrant and The Eureka Interactive Fund Ltd., is incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-27372).

10.61
Common Stock Purchase Warrant, dated August 12, 2005, issued by the Registrant to The Eureka Interactive Fund Ltd., is incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-27372).

10.62
Stock and Warrant Purchase Agreement, dated August 16, 2005, by and between the Registrant and Van Wagoner Crossover Fund is incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-3 filed October 17, 2005 (File No. 333-129065).

10.63
Common Stock Purchase Warrant, dated August 16, 2005, issued by the Registrant to Van Wagoner Crossover Fund is incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-3 filed October 17, 2005 (File No. 333-129065).

10.64
Common Stock Purchase Warrant, dated December 15, 2005, issued by the Registrant to The Eureka Interactive Fund Ltd., is incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-3 filed January 27, 2006 (File No. 333-131353).

10.65
Securities Purchase Agreement entered into by and between the Registrant and Laurus Master Fund, Ltd., dated as of December 30, 2005, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 4, 2006 (File No. 000-27372).

10.66
Registration Rights Agreement entered into by and between the Registrant and Laurus Master Fund, Ltd., dated as of December 30, 2005, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed January 4, 2006 (File No. 000-27372).

10.67
Secured Term Note issued by the Registrant to Laurus Master Fund, Ltd., dated as of December 30, 2005, is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed January 4, 2006 (File No. 000-27372).

10.68
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

Exhibit No.	Description of Document
10.70
Real Estate Purchase Agreement, dated November 29, 2005, by and between the Registrant and 55 Heritage LLC is incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-3 filed January 27, 2006 (File No. 333-131353).

10.71
First Amendment to Real Estate Purchase Agreement, dated December 22, 2005, by and between the Registrant and 55 Heritage LLC is incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-3 filed January 27, 2006 (File No. 333-131353).

10.72
Lease, dated December 29, 2005, by and between the Registrant and 55 Heritage LLC is incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-3 filed January 27, 2006 (File No. 333-131353).

10.73
Form of Indemnification Agreement, as executed by Mark Blodgett, Robert Drummond, Dietmar Klenner, Ben Levitan, Raymond Oglethorpe, Parviz Tayebati, Patrick Zilvitis, Timothy Losik and Marianne Molleur is incorporated by reference to Exhibit 10.63 of the Registrant’s Annual Report on Form 10-K filed March 31, 2006. (File No. 000-27372).

10.74
Security and Purchase Agreement, dated as of June 28, 2006, by and between StockerYale, Inc. and Laurus Master Fund, Ltd. is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 5, 2006 (File No. 000-27372).

10.75
Registration Rights Agreement, dated as of June 28, 2006, by and between StockerYale, Inc. and Laurus Master Fund, Ltd. is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on July 5, 2006 (File No. 000-27372).

10.76
Secured Non-Convertible Revolving Note, dated as of June 28, 2006, issued by StockerYale, Inc. to Laurus Master Fund, Ltd. is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on July 5, 2006 (File No. 000-27372).

10.77
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

10.79
Note Amendment Agreement, dated June 19, 2007, by and between the Registrant and Laurus Master Fund, Ltd. is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 22, 2007 (File No. 000-27372).

10.80
Secured Term Note, dated June 19, 2007, issued by the Registrant to Laurus Master Fund, Ltd. is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 22, 2007 (File No. 000-27372).

10.81
Registration Rights Agreement Amendment, dated July 31, 2007, by and between the Registrant and Laurus Master Fund, Ltd. is incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 (File No. 000-27372).

10.82
Registration Rights Agreement Amendment, dated December 28, 2007, by and between the Registrant and Laurus Master Fund, Ltd. is incorporated by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007 (File No. 000-27372).

Exhibit No.	Description of Document
10.83
Amendment to Securities Purchase Agreement, dated as of December 28, 2007, by and between StockerYale, Inc., Laurus Master Fund, Ltd and Valens U.S. SPV I, LLC is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 4, 2008 (File No. 000-27372).

10.84
Amendment to Securities Purchase Agreement, dated as of December 28, 2007, by and among StockerYale, Inc., Laurus Master Fund, Ltd. and PSource Structured Debt Limited is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on January 4, 2008 (File No. 000-27372).

10.85
Registration Rights Agreement, dated as of December 28, 2007, by and between StockerYale, Inc. and Valens U.S. SPV I, LLC is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on January 4, 2008 (File No. 000-27372).

10.86
Registration Rights Agreement, dated as of December 28, 2007, by and between StockerYale, Inc. and PSource Structured Debt Limited is incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on January 4, 2008 (File No. 000-27372).

10.87
Amended and Restated Secured Term Note, dated as of December 28, 2007, issued by StockerYale, Inc. to Valens U.S. SPV I, LLC is incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on January 4, 2008 (File No. 000-27372).

10.88
Amended and Restated Secured Term Note, dated as of December 28, 2007, issued by StockerYale, Inc. to Laurus Master Fund, Ltd is incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed on January 4, 2008 (File No. 000-27372).

10.89
Amended and Restated Secured Term Note, dated as of December 28, 2007, issued by StockerYale, Inc. to PSource Structured Debt Limited is incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on January 4, 2008 (File No. 000-27372).

10.90
Amended and Restated Secured Term Note, dated as of December 28, 2007, issued by StockerYale, Inc. to Laurus Master Fund, Ltd is incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed on January 4, 2008 (File No. 000-27372).

10.91
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

10.96
10% Senior Fixed Rate Secured Bond, dated as of October 31, 2006, issued by StockerYale (UK) Ltd. to The Eureka Interactive Fund Ltd. is incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed on November 6, 2006 (File No. 000-27372).

Exhibit No.	Description of Document
10.97
Charge Over Shares, dated as of October 31, 2006, by and among StockerYale, Inc., StockerYale (UK) Ltd. and The Eureka Interactive Fund Ltd. is incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on November 6, 2006 (File No. 000-27372).

10.98
Securities Purchase Agreement, dated as of January 26, 2007, by and between StockerYale, Inc. and Smithfield Fiduciary LLC is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 29, 2007 (File No. 000-27372).

10.99
Registration Rights Agreement, dated as of January 26, 2007, by and between StockerYale, Inc. and Smithfield Fiduciary LLC is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on January 29, 2007 (File No. 000-27372).

10.100
Warrant to Purchase common stock, dated as of January 26, 2007, issued by StockerYale, Inc. to Smithfield Fiduciary LLC is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on January 29, 2007 (File No. 000-27372).

10.101
Instrument Constituting US$4,750,000 10% Senior Fixed Rate Secured Bond, dated October 31, 2006, issued by StockerYale (UK) Ltd. to The Eureka Interactive Fund Ltd. is incorporated herein by reference to Exhibit 10.75 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-27372).

10.102
Overadvance Letter, dated as of March 31, 2008, by and between Laurus Master Fund, Ltd. and StockerYale, Inc. is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 000-27372).

10.103
Amendment No. 1 to Common Stock Purchase Warrant No. 2003-1 (Issue Date: September 24, 2003), dated as of March 31, 2008, by and among Laurus Master Fund, Ltd., Valens U.S. SPV I, LLC, PSource Structured Debt Limited and StockerYale, Inc. is incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 000-27372).

10.104
Amendment No. 1 to Common Stock Purchase Warrant No. 2003-2 (Issue Date: February 20, 2004), dated as of March 31, 2008, by and between PSource Structured Debt Limited and StockerYale, Inc. is incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 000-27372).

10.105
Amendment No. 1 to Common Stock Purchase Warrant No. 2003-1 (Issue Date: June 10, 2004), dated as of March 31, 2008, by and between PSource Structured Debt Limited and StockerYale, Inc. is incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 000-27372).

10.106
Amendment No. 1 to Common Stock Purchase Warrant No. 12082004-1 (Issue Date: December 8, 2004), dated as of March 31, 2008, by and between PSource Structured Debt Limited and StockerYale, Inc. is incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 000-27372).

10.107
Amendment No. 1 to Common Stock Purchase Warrant No. 1 (Issue Date: July 13, 2005), dated as of March 31, 2008, by and among Valens U.S. SPV I, LLC, Valens Offshore SPV II, Corp., PSource Structured Debt Limited and StockerYale, Inc. is incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 000-27372).

10.108
Amendment to Instrument Constituting US$4,750,000 10% Senior Fixed Rate Secured Bond, dated as of May 30, 2008, by and between Mark Hawtin and StockerYale (UK) Limited is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 000-27372).

Exhibit No.	Description of Document
10.109
Common Stock Purchase Warrant, dated as of May 30, 2008, issued by StockerYale, Inc. to Mark Hawtin is incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 000-27372).

10.110
Instrument Constituting Euro 935,000 12% Senior Fixed Rate Secured Bond, dated as of July 24, 2008, issued by StockerYale (IRL) Ltd. to Mark Hawtin is incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 000-27372).

10.111
Common Stock Purchase Warrant, dated as of July 24, 2008, issued by StockerYale, Inc. to Mark Hawtin is incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 000-27372).

10.112
Form of Stock and Warrant Purchase Agreement, dated December 24, 2008, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 29, 2008 (File No. 000-27372).

10.113
Form of Common Stock Purchase Warrant, dated December 24, 2008, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 29, 2008 (File No. 000-27372).

10.114
Stock and Warrant Purchase Agreement, dated December 24, 2008, by and between Lewis Opportunity Fund LP and StockerYale, Inc. is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 29, 2008 (File No. 000-27372).

10.115
Amendment Regarding Instrument Constituting US$4,750,000 10% Senior Fixed Rate Secured Bond, dated as of October 31, 2008, by and between Mark Hawtin and StockerYale (UK) Limited is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 29, 2008 (File No. 000-27372).

10.116	Omnibus Amendment, dated as of July 31, 2008, by and between Valens Offshore SPV I, Ltd., LV Administrative Services, Inc., PSource Structured Debt Limited and StockerYale, Inc.

10.117	Omnibus Amendment, dated as of November 20, 2008, by and between Valens Offshore SPV I, Ltd., LV Administrative Services, Inc., PSource Structured Debt Limited and StockerYale, Inc.

10.118	Omnibus Amendment, dated as of December 22, 2008, by and between Valens U.S. SPV I, LLC, LV Administrative Services, Inc. and StockerYale, Inc.

10.119	Agreement Regarding Instrument Constituting US$4,750,000 10% Senior Fixed Rate Secured Bond, dated as of January 13, 2009, by and between Mark Hawtin and StockerYale (UK) Limited.

10.120	First Amendment to Stock and Warrant Purchase Agreement, dated as of March 23, 2009 by and between Lewis Opportunity Fund LP and StockerYale, Inc.

EXHIBIT INDEX

Exhibit No.	Description of Document
14	Amended and Restated Code of Business Conduct and Ethics is incorporated herein by reference to Exhibit 14 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2006 (File No. 000-27372).

21	Subsidiaries of the Registrant.

23	Consent of Vitale, Caturano & Company, P.C.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement filed in response to Item 13 of Form 10-K.