Form 10-Q
period 2009-03-31
STOCKERYALE INC
filed 2009-05-08
CIK 94538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 21, 2009, there were 44,901,271 shares of the registrant’s common stock outstanding.

STOCKERYALE, INC.

Item 1.	Financial Statements.

STOCKERYALE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands except share and per share data
Unaudited

	March 31, 2009	December 31, 2008
Assets

Current assets:
Cash and cash equivalents	$1,199	$1,635
Restricted cash	7	7
Accounts receivable less allowances of $65 at March 31, 2009 and $115 at December 31, 2008	3,683	3,859
Inventories	3,841	3,851
Prepaid expenses and other current assets	485	395
Total current assets	9,215	9,747
Net property, plant and equipment	8,045	8,496
Goodwill	6,516	6,588
Acquired intangible assets, net	1,745	1,963
Other long-term assets	690	648
Total assets	$26,211	$27,442
Liabilities and Stockholders’ Equity

Current liabilities:
Revolving lines of credit	$3,767	$4,118
Current portion of long-term debt, net of unamortized discount of $778 at March 31, 2009 and $856 at December 31, 2008	4,210	3,869
Current portion of capital and financing lease obligations	570	576
Accounts payable	3,459	3,874
Accrued expenses	3,599	2,496
Total current liabilities	15,605	14,933
Long-term debt, net of unamortized discount of $491 at March 31, 2009 and $658 at December 31, 2008	5,874	6,372
Capital and financing lease obligations, net of current portion	3,325	3,372
Warrant liability	255	—
Deferred income taxes, net	173	486
Total liabilities	25,232	25,163

Stockholders’ equity:
Common stock, par value $0.001; shares authorized 100,000,000; 44,901,989 shares issued and outstanding at March 31, 2009 and 43,464,413 at December 31, 2008	45	43
Paid-in capital	102,395	103,270
Accumulated other comprehensive income	2,494	2,518
Accumulated deficit	(103,955)	(103,552)
Total stockholders’ equity	979	2,279
Total liabilities and stockholders’ equity	$26,211	$27,442

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended March 31,
	2009	2008
	In thousands except per share data
Revenue	$6,319	$8,062

Cost of sales	3,929	5,603
Gross profit	2,390	2,459
Operating expenses:
Selling expenses	794	1,135
General and administrative	1,575	1,761
Research and development	726	760
Amortization of intangibles	196	330
Total operating expenses	3,291	3,986
Loss from operations	(901)	(1,527)
Other expense, net	104	148
Interest expense	317	318
Amortization of debt discount and financing costs	465	255
Loss from continuing operations before income tax benefit	(1,787)	(2,248)

Income tax benefit	173	61
Loss from continuing operations	(1,614)	(2,187)

Income from discontinued operations, net of tax	7	21
Net loss	$(1,607)	$(2,166)
Basic and diluted net loss per share from continuing operations	$(0.04)	$(0.06)
Basic and diluted net loss per share from discontinued operations	$(0.00)	$(0.00)
Basic and diluted net loss per share	$(0.04)	$(0.06)
Basic and diluted weighted average shares outstanding	42,638	36,727

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
	2009	2008
	In thousands
Operations
Net loss	$(1,607)	$(2,166)
Income from discontinued operations, net of tax	7	21
Loss from continuing operations	(1,614)	(2,187)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock based compensation	243	276
Depreciation and amortization	633	850
Amortization of debt discount and financing costs	465	255
Non cash interest expense	68	72
Fair value of warrants	(36)	—
Provision for inventories	11	11
Reduction to provision for bad debts	(24)	—
Deferred income taxes	(173)	(62)
Other change in assets and liabilities:
Accounts receivable	88	(60)
Inventories	(94)	(34)
Prepaid expenses and other current assets	(98)	74
Accounts payable	(350)	488
Accrued expenses	769	(366)
Net cash (used in) operating activities	(112)	(683)
Financing
Net proceeds from sale of common stock	9	—
Borrowings / (Repayments) of revolving credit facilities - U.S.	30	461
Borrowings of revolving credit facilities - U.K.	(119)	1,532
Principal repayment of long-term debt	(242)	(481)
Debt issuance costs	—	(11)
Net cash provided by / (used in) financing activities	(322)	1,501
Investing
Payments of financing obligation	(82)	(64)
Purchases of plant and equipment	(30)	(26)
Net cash (used in) continuing investing activities	(112)	(90)
Net cash provided by discontinued operations	7	21
Net cash (used in) investing activities	(105)	(69)
Effect of exchange rate on cash	103	82
Net change in cash and equivalents	(436)	831
Cash and equivalents, beginning of period	1,635	1,577
Cash and equivalents, end of period	$1,199	$2,408
Supplemental disclosure of cash flow information:
Cash paid for interest	$289	$283
Issuance of restricted stock	$—	$114
Issuance of common stock to settle liabilities	$370	$102
Common stock issued with financing	$—	$51
Additional discount from extension of warrants	$—	$477

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by StockerYale, Inc. (the “Company”) and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (i) the results of operations for the three month periods ended March 31, 2009 and 2008, (ii) the financial position at March 31, 2009 and December 31, 2008, and (iii) the cash flows for the three month periods ended March 31, 2009 and 2008. These interim results are not necessarily indicative of results for a full year or any other interim period.

The accompanying consolidated financial statements and notes are condensed as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. These statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis through improved operations and/or additional financing. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company took a number of actions during 2008 and the first quarter of 2009 to improve its operational efficiency and its overall financial performance.  In addition, in response to the general economic slowdown that began in late 2008, management initiated a number of actions to improve cash flow and liquidity recognizing that the economy could negatively impact the future performance of the Company.  These actions include:

•	Customer-driven new product development to provide our customers and potential customers with an array of leading edge products;

•	Reduction in our overall cost structure in a variety of ways including: reduction of work force, salary reductions, improvements in supply chain management and material costs;

•	Improvements in working capital through focused management of inventory and accounts receivable;

•	Further cost reductions, as necessary and able, in order to improve cash flow.

We are considering different ways to raise additional capital including the sale of our equity securities, offerings of debt securities, or borrowings from financial institutions. We are in discussions with several potential lenders to refinance both revolving credit facilities (North America and United Kingdom) as well as potential lenders to refinance portions of the term debt of the Company.  However, there can be no assurance that such activities will result in refinancing.  We have engaged Needham & Company, LLC to assist us in reviewing and evaluating our financial and strategic alternatives.

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

 (2) USE OF ESTIMATES

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

(3) RECENT ACCOUNTING PRONOUNCEMENTS

EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock

In June 2008, the Emerging Issues Task Force ratified Consensus No. 07-05 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock for periods beginning after December 15, 2008. EITF 07-05 applies to any freestanding financial instrument or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  The Company adopted EITF 07-05 on January 1, 2009 and determined that certain Warrants, that are contractually indexed to 2,375,000 shares of Common Stock and that were previously treated as stockholders’ equity under the derivative treatment exemption were no longer eligible for equity treatment.  These warrants have an exercise price of $1.15 and expire in October 2016. Effective January 1, 2009 the fair value of these common stock purchase warrants, which have exercise price reset features, was reclassified from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in October, 2006. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $1.2 million to beginning retained earnings and $0.3 million to a long-term warrant liability.  The Company recognized a gain of approximately $36,000 from the change in fair value of these warrants for the three months ended March 31, 2009.

The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and all future changes in the fair value of these warrants will be recognized currently in earnings until the warrants are exercised or expire."

These common stock purchase warrants do not trade in an active securities market, and we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2009	January 1, 2009
Volatility	102.78	101.40
Expected option life	10.0	10.0
Interest rate (risk free)	2.71%	2.46%
Dividends	0.0	0.0

SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows.. The Company adopted SFAS 161 on January 1, 2009, and the adoption did not have a material impact on its consolidated financial statements.

SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB 51

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, Consolidated Financial Statements. SFAS 160 provides guidance for the accounting, reporting and disclosure of noncontrolling interests, also called minority interest. A minority interest represents the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The Company adopted SFAS 160 on January 1, 2009 and the adoption did not have a material impact on its consolidated financial statements.

SFAS No. 141(R) “Business Combinations”

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS 141(R) (i) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their acquisition-date fair values, (ii) changes the recognition of assets acquired and liabilities assumed arising from contingencies, (iii) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, requires changes in fair value to be recognized in earnings until settled, (iv) requires companies to revise any previously issued post-acquisition financial information to reflect any adjustments as if they had been recorded on the acquisition date, (v) requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings, and (vi) requires the expensing of acquisition-related costs as incurred. SFAS 141(R) also requires additional disclosure of information surrounding a business combination to enhance financial statement users’ understanding of the nature and financial impact of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of accounting for changes in a valuation allowance for acquired deferred tax assets and the resolution of uncertain tax positions accounted for under FIN 48, which is effective on January 1, 2009 for all acquisitions. The Company adopted SFAS 141(R) on January 1, 2009 and it will have an impact on accounting, but the impact is dependent upon the acquisitions made after adoption.

SFAS No. 157, Defining Fair Value Measurements, and FASB Staff Position 157-2
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, the Company adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year, which was adopted on January 1, 2009. The adoption of SFAS 157 did not have a material effect on our financial position or results of operations. The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, short-term debt, accounts payable and long-term debt. The estimated fair value of these financial instruments approximates their carrying value due to the short-term maturity of certain instruments and the variable interest rates associated with certain instruments, which have the effect of re-pricing such instruments regularly. As of March 31, 2009, the Company estimated the fair value of long term fixed rate debt to be approximately $5,300,000 compared to its carrying value of $6,000,000.

The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:
•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.  Liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

In Thousands
				March 31,
	Level 1	Level 2	Level 3	2009
Fair value of warrants	$-	$255	$-	$255
Total	$-	$255	$-	$255

(4) LOSS PER SHARE

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic and diluted net loss per common share for the three months ended March 31, 2009 and 2008, respectively is calculated by dividing the net loss applicable to common stockholders by the weighted average number of vested common shares outstanding. There were 5,505,539 options and 8,022,850 warrants outstanding as of March 31, 2009 and 3,943,479 options and 6,443,316 warrants outstanding as of March 31, 2008 which were not included in the diluted shares calculation because their inclusion would be anti-dilutive. The Company had 1,273,147 and 2,100,751 shares of unvested restricted stock outstanding as of March 31, 2009 and March 31, 2008, respectively. The unvested shares of restricted stock were not included in the diluted shares calculation as their effect would be anti-dilutive.

(5) REVENUE RECOGNITION

The Company recognizes revenue from sales of products and funded research and development and product development for commercial companies and government agencies. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) as updated by Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition and Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables.

The Company recognizes revenue from product sales at the time of shipment and when persuasive evidence of an arrangement exists, performance of the Company’s obligation is complete, the price to the buyer is fixed or determinable, and collectability is reasonably assured. The Company’s custom products are supplied to original equipment manufacturers and produced in accordance with a customer-approved design. Custom product revenue is recognized when the criteria for acceptance has been met. Title to the product generally passes upon shipment, as products are generally shipped FOB shipping point. In certain limited situations, distributors have the right to return products. Such rights of return have not precluded revenue recognition because the Company has a long history with such returns and accordingly is able to estimate a reserve for their cost.

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

 (6) WARRANTY

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

Warranty Reserves:

Quarters Ended March 31	2009	2008
	In thousands
Balance at December 31	$253	$302
Charges to costs and expenses	23	63
Account write-offs and other deductions	(33)	(42)
Balance at March 31	$243	$323

(7) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead. Inventories are as follows:

	March 31, 2009	December 31, 2008
	In thousands
Finished goods	$939	$931
Work-in-process	415	369
Raw materials	2,487	2,551
Net inventories	$3,841	$3,851

(8) STOCK BASED COMPENSATION PLANS AND STOCK-BASED COMPENSATION EXPENSE

The Company has stock-based compensation plans for its employees, officers, and directors. The plans permit the grant of a variety of awards with various terms and prices as determined by the Governance, Nominating and Compensation Committee (“GNCC”) of the Company’s Board of Directors.  The grants vest over terms of two to four years and are priced at fair market value or in certain circumstances 110% of the fair market value, of the common stock on the date of the grant. The options are generally exercisable after the period specified in the option agreement, but no option may be exercised after 10 years from the date of grant.

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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, (“SFAS 123(R)”) and the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, Share Based Payments, (“SAB 107”). SFAS 123(R) establishes accounting for stock-based awards issued for employee services, while SAB107 provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company recorded compensation costs as the requisite service was rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). Periods prior to adoption have not been restated.

In March 2005, the SEC issued SAB 107, which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The new guidance includes the SEC’s view on the valuation of share-based payment arrangements for public companies and clarifies some of SFAS 123(R)’s implementation for registrants. The Company adopted the provisions of SAB 107 on January 1, 2006.

Stock Option Awards

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the Company’s stock, at the time of the award. The average expected option term was estimated at 5 years. The risk-free interest rate is based on U.S. Treasury zero-coupon issues assumed at the date of grant and no dividends were assumed in the calculation. The compensation expense recognized for all equity-based awards is net of estimated forfeitures for the three months ending March 31, 2009 and 2008. Forfeitures are estimated based on the historical trends. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. There were 2,577,650 options granted during the three months ended March 31, 2009.

On January 16, 2009, the GNCC adopted a stock option incentive program for 2009. The GNCC adopted a policy of granting performance-based options to purchase shares of the Company’s common stock to various executive officers and key employees. All options shall vest and become exercisable on the date the Company publicizes its earnings press release regarding fiscal 2009 results, if the stated performance goals are met. The Company records the related expense, if any, over the requisite service period, and assesses the probability of attaining the performance goals at each reporting date.  If the performance goals are not met, the options will terminate. Options for a total of 1,865,000 shares of common stock were granted under this performance-based program on January 16, 2009.

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

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The assumptions for grants during the three months ended March 31, 2009 were as follows:

Three Months Ended March 31, 2009
Volatility	101.40%-102.24%
Expected option life	6.08
Interest rate (risk free)	1.54% - 2.49%
Dividends	None
Weighted average grant date fair value	$0.13

A summary of option activity as of March 31, 2009 and changes during the first quarter is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2008	2,987,889	$3.45	4.58	$-
Granted	2,577,650	0.16	—	—
Exercised	—	—	—	—
Cancelled	(60,000)	0.69	—	—
Balance at March 31, 2009	5,505,539	$1.84	7.11	$1
Vested and Exercisable at March 31, 2009	2,135,617	$4.36	3.03	—

As of March 31, 2009, there was a total unrecognized compensation cost of approximately $444,000 related to non-vested stock options outstanding. The cost is expected to be recognized over the next 1.2 years. There were no options exercised in the three months ended March 31, 2009.

Restricted Share Awards (“RSAs”)

The Company has awarded to a number of employees restricted shares of the Company’s common stock. The RSAs vest in equal annual installments over a period of four years. The fair market value of the RSAs is based on the fair market value per share of the Company’s common stock on the date of grant and is amortized over the vesting period. During the quarter ended March 31, 2009, there were no shares of restricted stock issued and 42,747 shares of restricted stock vested.

A summary of the status of the Company’s RSAs as of March 31, 2009 and changes during the first quarter is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2008	1,368,394	$1.17
Granted	-	-.
Vested	(42,747)	0.72
Cancelled	(52,500)	1.36
Non-vested at March 31, 2009	1,273,147	$1.18

As of March 31, 2009, there was a total unrecognized compensation cost of approximately $1,505,000 related to non-vested RSAs. The Company expects to recognize the costs over the next 1.9 years.

(9) COMPREHENSIVE LOSS

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive loss is as follows:

	Three Months Ended March 31,
	2009	2008
	In thousands
Net loss	$(1,607)	$(2,166)
Other comprehensive loss:
Cumulative translation adjustment	(24)	(96)
Comprehensive loss	$(1,631)	$(2,262)

(10) INTANGIBLE ASSETS

Intangible assets consist of trademarks, acquired patents and patented technologies, distributor and customer relationships and related contracts, trade and brand names and associated logos, technology design and programs, non-compete agreements and other intangible assets. There are no intangible assets with indefinite lives. Acquired patented technologies and trademarks are amortized over their estimated useful lives of between 3 - 16 years.

Gross carrying amounts and accumulated amortization of intangible assets were as follows as of March 31, 2009 for each intangible asset class.

	Gross Carrying Amount	Accumulated Amortization	Carrying Value
		(in thousands)
Acquired patents, patented technology and purchased technology	$3,360	$(3,153)	$207
Trademarks	471	(471)	—
Acquired trade name	430	(130)	300
Acquired customer contracts and relationships	1,748	(871)	877
Acquired non-compete agreement	565	(456)	109
Acquired technology design and programs	295	(89)	206
Other	104	(58)	46
Total	$6,973	$(5,228)	$1,745

Gross carrying amounts and accumulated amortization of intangible assets were as follows as of December 31, 2008 for each intangible asset class.

	Gross Carrying Amount	Accumulated Amortization	Carrying Value
		(in thousands)
Acquired patents, patented technology and purchased technology	$3,353	$(3,123)	$230
Trademarks	471	(471)	-
Acquired trade name	438	(118)	320
Acquired customer contracts and relationships	1,779	(796)	983
Acquired non-compete agreement	576	(416)	160
Acquired technology design and programs	301	(82)	219
Other	104	(53)	51
Total	$7,022	$(5,059)	$1,963

Amortization of intangible assets was $196,000 for the three months ended March 31, 2009 and $330,000 for the three months ended March 31, 2008.

As of March 31, 2009, the estimated future amortization expense of intangible assets, in thousands, is as follows:

	Estimated Future Expense In thousands
	2009	2010	2011	2012	2013	2014 & thereafter
Amortization expense of intangible assets	$530	$431	$300	$167	$167	$150

(11) DEBT

A summary of the Debt Obligations of the Company is as follows:
	March 31,	December 31,
	2009	2008
	In thousands
Acquired note payable to Barclay’s Bank, maturing on November 16, 2009 and having an interest rate of 2.5% above Barclay’s base rate (3.0% at March 31, 2009)	$15	$22

Borrowings under Revolving Credit facility with Barclay’s Bank Sales Financing with an interest rate of 2.55% above Barclay’s base rate (3.05% as of March 31, 2009)	578	710

Borrowings under Line of Credit Agreement with Laurus Master Fund, Ltd., maturing on June 28, 2009, with an interest rate of the prime rate plus 1% (4.25% at March 31, 2009)	3,189	3,159

Notes Payable to Laurus Master Fund, Ltd. and affiliates maturing on June 30, 2010, with an interest rate of prime plus 2%, and a minimum rate of 8.0% (8.0% at March 31, 2009), net of unamortized discount of $360 at March 31, 2009 and $460 at December 31, 2008	2,715	2,690

Note Payable to an affiliate of Laurus Master Fund, Ltd. maturing on June 30, 2010, with an interest rate of 10.5%, net of unamortized discount of $64 at March 31, 2009 and $90 at December 31, 2008	669	676

Senior Fixed Rate Secured Bond to a private investor with an interest rate of 12%, maturing on July 30, 2011 net of unamortized discount of $137 at March 31, 2009 and $166 at December 31, 2008	891	1,028

Senior Fixed Rate Secured Bond payable to a private investor, maturing on October 31, 2011 with an interest rate of 10%, net of unamortized discount of $708 at March 31, 2009 and $798 at December 31, 2008	3,394	3,674

Bonds payable to the stockholders of Photonic Products Ltd. maturing on October 31, 2009, with an interest rate of LIBOR plus 1%, (2.21% at March 31, 2009)	2,400	2,400
Sub-total debt	13,851	14,359
Less – lines of credit / revolver	(3,767)	(3,869)
Less—Current portion of long-term debt, net of discount	(4,210)	(4,118)
Total long-term debt	$5,874	$6,372

On January 13, 2009, a private investor holding a 10% Senior Fixed Rate Secured Bond issued by StockerYale (UK) Limited, a subsidiary of the Company, agreed to forego six monthly principal payments due under the Bond from January 2009 to June 2009 totaling $370,044. In consideration, the Company agreed to issue to the private investor an aggregate of 1,480,176 shares of the common stock of the Company.

Laurus Master Fund

Line of Credit Agreement:

Line of Credit Agreement:

On June 28, 2006, the Company entered into a Security and Purchase Agreement with Laurus Master Fund, Ltd (“Laurus”). Under the Security and Purchase Agreement, a three-year revolving line of credit was established. The proceeds from this line of credit were used to pay in full the outstanding amount under a previously outstanding credit facility between the Company and a bank. Additional amounts borrowed under the line of credit from time to time may be used for the Company’s working capital needs. The Security and Purchase Agreement provides for a revolving line of credit not to exceed an aggregate principal amount of $4 million and grants a security interest in and lien upon all of the Company’s assets in favor of Laurus. The Company may borrow a total amount at any given time up to $4 million limited to qualifying receivables and inventories as defined in the agreement.

The Company began making monthly payments to Laurus of accrued interest only on August 1, 2006. The outstanding principal under the revolver accrues interest at an annual rate of 1% above the prime rate. The interest rate was 4.25% as of March 31, 2009. The Company may elect to prepay the revolver at any time, in whole or in part, without penalty or premium. All unpaid principal plus accrued but unpaid interest is due and payable on June 28, 2009.

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
On March 31, 2008, Laurus granted the Company the ability to borrow up to $500,000 over the limit defined by qualified receivables and inventory for one year, expiring March 31, 2009. In consideration, the Company issued and sold to
Laurus 100,000 shares of its common stock at a per share purchase price of $.01, for an aggregate purchase price of $1,000, and extended the term of all outstanding warrants issued to Laurus for an additional 5 years. The Company recorded debt acquisition costs relating to the line of credit for cash fees paid of approximately $21,000 and an additional amount as debt acquisition costs of approximately $528,000 representing the fair market value of the stock issued and the warrant modification. The debt acquisition charges are being amortized over the one year life of the over advance agreement. The Company used the Black-Scholes model to calculate the impact of the warrant modification. There were a total of 1,820,000 warrants modified. The factors used were as follows: (i) warrant exercise prices ranged from $0.80 to $3.12, (ii) the expected term ranged from 2.5 to 9 years, (iii) volatility rates ranged from 73.79% to 98.55%, (iv) the risk free interest rates ranged from 1.62% to 3.45% and (v) no dividends were assumed. The value of the warrant modifications was calculated at approximately $477,000. The fair value of the common stock was approximately $51,000. On April 16, 2009, the Company and Laurus entered into an agreement, effective March 31, 2009, to extend the overadvance by amending the note.  The amendment grants a risk premium, payable in cash, to Laurus of $200,000 on June 30, 2010 if the obligations under the note are paid in full and the Note terminated and cancelled on or before May 15, 2009. If the obligations under the note are paid after May 15, 2009, the cash due for the risk premium will be $400,000. The Company has evaluated the likelihood of meeting the first date of May 15, 2009, and concluded that it should accrue the maximum fee of $400,000 as a liability, with an offset to deferred debt acquisition costs on the balance sheet as of March 31, 2009.  This $400,000 will be expensed over the three month period of the extension.

There was $3,189,324 outstanding under the line of credit as of March 31, 2009, which includes the $500,000 overadvance, and was classified as lines of credit/revolver and $3,159,324 outstanding as of December 31, 2008, which includes the $500,000 over draft, and was classified as revolving lines of credit. The credit line availability at March 31, 2009 was approximately $127,000.

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

The facility requires the maintenance of certain financial covenants including annual sales and minimum tangible net worth. The Company was not in compliance at March 31, 2009. Barclay’s also reserves the right to review the facility in the event of losses in any 3-month rolling period. The outstanding principal under the note accrues interest at an annual rate of 2.55% above Barclay’s base rate. The interest rate was 3.05% as of March 31, 2009. The Company may elect to prepay amounts due under the facility at any time, in whole or in part, without penalty or premium upon 3 months notice.

The amount outstanding under the facility was $577,816 as of March 31, 2009 and $710,000 as of December 31, 2008, all of which was classified as short term debt under revolving lines of credit. During the fourth quarter 2008, the Company was notified that Barclay’s will no longer continue to provide credit under the Discounting Agreement.  The Company has been working with Barclay’s and other lenders to provide a transition of the lending arrangement.

(12) DISCONTINUED OPERATIONS

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

Amounts recorded as income from discontinued operations for the quarters ended March 31, 2009 and 2008, primarily resulted from additional cash consideration received under certain notes receivable.

(13) COMMITMENTS AND CONTINGENCIES

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

During the quarter ended March 31, 2009, the Company recorded $68,000 as non-cash interest expense and $14,000 as a decrease of the lease obligation due to a reduction in the deposit amount left with the landlord of $29,000 during the first quarter of 2009.

At March 31, 2009, $3,655,000 was recorded on the balance sheet as a financing lease obligation, which was classified as $444,000 short-term obligation and $3,211,000 long-term obligation, and has been reported net of a $128,500 deposit. The net book value of the building at March 31, 2009 was approximately $3,335,000.

At December 31, 2008, $3,669,000 was recorded on the balance sheet as a financing lease obligation, which has been classified as $444,000 short-term obligation and $3,225,000 long-term obligation, and has been reported net of a $157,500 deposit. The net book value of the building at December 31, 2008 was approximately $3,410,000.

Other obligations

The Company’s Canadian subsidiary, StockerYale Canada Inc., conducts research and development, manufacturing, sales and administration from a property located at 275 Kesmark Street, Montreal, Quebec, Canada. StockerYale Canada leases approximately 60,000 square feet of the Montreal property for an initial term of ten years ending December 2015. The rent during the ten-year term ranges from approximately Cdn $416,031 to Cdn $469,521 per year plus all operating costs. StockerYale Canada has an option to extend the initial term of the lease for an additional term of five years. StockerYale Canada sub-leases portions of the facility.

 (14) SEGMENT INFORMATION

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

The Company operates in three segments: lasers, Photonic Products, and optical components.  In the laser segment, the Company acts as an independent designer and manufacturer of Lasiris™ brand lasers and light emitting diode (“LED”) systems for the inspection, machine vision, medical and military markets. The Photonic Products segment distributes laser diodes and designs and manufactures custom laser diodes modules for industrial, commercial and medical applications. In its optical component segment, the Company develops and manufactures specialty optical fiber, fiber-based assemblies and diffractive optics such as phase masks used primarily in the telecommunications, defense, and medical markets by original equipment manufacturers. The policies relating to segments are the same as the Company’s corporate policies.

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

	Three months Ended March 31, 2009				Three months Ended March 31, 2008
	In thousands				In thousands
	Lasers	Photonic Products	Optical Components	Total	Lasers	Photonic Products	Optical Components	Total
Net sales	$3,487	$1,864	$968	$6,319	$4,115	$3,033	$914	$8,062
Gross margin	1,520	490	380	2,390	1,385	787	287	2,459
Operating loss	(582)	(202)	(117)	(901)	(945)	(288)	(294)	(1,527)

	March 31, 2009 In thousands					December 31, 2008 In thousands
	Lasers	Photonic Products	Optical Components	Corporate	Total	Lasers	Photonic Products	Optical Components	Corporate	Total
Total current assets	$5,229	$2,038	$760	$1,188	$9,215	$5,532	$2,049	$544	$1,622	$9,747
Property, plant & equipment, net	$2,009	$446	$2,101	$3,489	$8,045	$2,271	$480	$2,167	$3,578	$8,496
Acquired intangible assets, net	$72	$1,537	$136	—	$1,745	$70	$1,735	$158	—	$1,963
Goodwill	$2,677	$3,831	$8	—	$6,516	$2,677	$3,903	8	—	$6,588
Other long-term assets	$208	$-	$-	$482	$690	$213	133	—	$302	$648
Total	$10,195	$7,852	$3,005	$5,159	$26,211	$10,763	$8,300	$2,877	$5,502	$27,442

The Company’s sales by geographic region are denominated in U.S. dollars. These sales are as follows:

Sales by region	Three months Ended March 31, In thousands
	2009	2008
Domestic – United States	$3,272	$3,657
Canada	429	567
Europe	2,280	2,870
Asia	187	867
Rest of world	151	101

Total	$6,319	$8,062

(15) SUBSEQUENT EVENTS

On April 6, 2009 the Company announced that it notified the Nasdaq Stock Market LLC of its intent to voluntarily delist its common stock, ticker symbol “STKR”, from the Nasdaq Capital Market. The Company filed a Form 25 relating to the delisting of its common stock on April 16, 2009 with the SEC and Nasdaq and the delisting and the last day of trading of its common stock on the Nasdaq Capital Market was April 24, 2009. The Company’s common stock began trading on the OTC Bulletin Board on April 27, 2009 under the ticker symbol “STKR.OB.”.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the following discussion, as well as other information in this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the “safe harbor” created by those sections. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties described in “Risk Factors” in this report and in our annual report on Form 10-K for the year ended December 31, 2008. We undertake no obligation to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview

StockerYale, Inc. is an independent designer and manufacturer of structured light lasers, LED systems, and specialty optical fibers and phase masks for industry-leading original equipment manufacturers (OEMs), as well as a distributor of visible, infrared and blue violet laser diodes. Our illumination products include the Lasiris and Photonic Products brands of laser diode modules, diodes, and LED systems for the machine vision, industrial inspection, defense and security, biomedical and medical markets. Our products are sold to over 1,500 customers, primarily in North America, Europe and the Pacific Rim. We sell directly to, and work with, a group of distributors and machine vision integrators to sell their specialized illumination products.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with our audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

We are a leader in the design, development and manufacturing of low power laser modules and related optics.  In addition, we distribute laser diodes for leading diode manufacturers, and develop and manufacturer LED systems and specialty optical fiber (SOF). Since 1990, we have grown through internal expansion and through strategic acquisitions of technology and complimentary businesses. StockerYale is recognized as the only photonics company that possesses the design and manufacturing know-how in four different photonic technologies: diode-based lasers, LEDs, specialty optical fiber and diffractive optics. We also distribute laser diodes through our Photonic Products subsidiary. Our products serve a wide range of applications and industries including machine vision and industrial inspection, biomedical and medical, defense and security, and other commercial applications. Our advanced technologies are driven by a deep understanding of the needs of our customers and the industries in which they work.

Management took a number of actions during 2008 and the first quarter of 2009 to improve the Company’s operational efficiency and to improve its overall financial performance.  In addition, in response to the general economic slowdown that began in late 2008, management initiated a number of actions to improve cash flow and liquidity recognizing that the economy could negatively impact the future performance of the Company.  These actions include:

•	Customer-driven new product development to provide our customers and potential customers with an array of leading edge products;

•	Reduction of our overall cost structure in a variety of ways including: reduction of work force, salary reductions, improvements in supply chain management and material costs;

•	Improvements in working capital through focused management of inventory and accounts receivable;

•	Further cost reductions, as necessary and able, in order to improve cash flow.

We are considering different ways to raise additional capital including the sale of our equity securities, offerings of debt securities, or borrowings from financial institutions. We are in discussions with several potential lenders to refinance both revolving credit facilities (North America and United Kingdom) as well as potential lenders to refinance portions of the term debt of the Company.  However, there can be no assurance that such activities will result in refinancing.  We have engaged Needham & Company, LLC to assist us in reviewing and evaluating our financial and strategic alternatives.

OPERATING RESULTS OF CALENDAR QUARTERS ENDED MARCH 31, 2009 AND 2008

Net Sales

Net sales were $6.3 million for the three months ended March 31, 2009, a 22% decrease versus $8.1 million for the first quarter of 2008. The decrease in sales was mainly due to a $1.2 million decrease in the Photonic Products segment, of which $0.5 million was due to the impact of foreign currency exchange, and on lower laser segment sales of approximately $0.5 million. Optical sales, including specialty optical fiber and fiber assemblies, increased 6% to $1.0 million.

Gross Profit

Gross profit was $2.4 million for the three months ended March 31, 2009, essentially flat compared to the first quarter of 2008. During the three months ended March 31, 2009, gross margin was 38% compared with 31% in the first quarter of 2008, due to product mix, improved productivity and the effects of foreign currency exchange.

Operating Expenses

Operating expenses totaled $3.3 million for the first quarter of 2009, decreasing 17% versus $4.0 million in the first quarter of 2008. The decrease in operating expenses over the first quarter of 2008 was primarily due to the cost savings programs, including headcount and salary reductions as well as a favorable impact of $0.5 million in foreign currency exchange rates. Non-cash amortization of intangible assets decreased to $196,000 versus $330,000 for the first quarter of 2008. Sales and marketing expenses decreased by approximately $340,000, or 30%, partially due to the favorable changes in the foreign currency exchange of approximately $200,000, but also due to the cost savings programs, including headcount and salary reductions. Research and development expenses were slightly lower by $34,000 at $726,000.  General and administrative expense decreased 11%, or $186,000, due to cost savings programs, including headcount and salary reductions.

Operating loss was $0.9 million compared with operating losses of $1.5 million for the first quarter of 2008. Operating losses were favorably impacted by cost savings programs, including headcount and salary reductions as well as foreign currency exchange gains of approximately $900,000 on a year-over-year basis.

Non-Operating Expenses

Other expenses, which are comprised primarily of non-cash debt discount and financing costs, increased by 23% to $886,000 for the three months ended March 31, 2009, versus the $721,000 in the three months ended March 31, 2008.

Net Loss

Net loss including discontinued operations was $1.6 million or $0.04 per share. This compares to net loss of $2.2 million or $0.06 per share for the first quarter of 2008.

Benefit for Income Taxes

Our historical operating losses raise doubt about our ability to realize the benefits of our deferred tax assets. As a result, we provide a valuation allowance for the net deferred tax assets that may not be realized. We recorded a deferred tax benefit of approximately $173,000 in the period ended March 31, 2009, related to one of our non-U.S. based subsidiaries.  We recorded a deferred tax benefit of approximately $62,000 in the period ended March 31, 2008, related to one of our non-U.S. based subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance decreased to $1.1 million at March 31, 2009 from $1.6 million at December 31, 2008 primarily as a result of the principal and interest payments and payments against revolving lines of credit. During the first quarter ended, March 31, 2009, our overall borrowings decreased by approximately $0.4 million.

As of March 31, 2009, our net accounts receivable balance was $3.7 million compared to $3.9 million at year end. Our days sales outstanding increased from 50 days at December 31, 2008 to 53 days at March 31, 2009.

Inventories were essentially flat.

Capital spending for the quarter ending March 31, 2009 was $30,000. The Company has no material contingent capital expenditure commitments as of March 31, 2009 but has plans to purchase approximately $455,000 of capital items between April 1, 2009 and December 31, 2009, of which we expect approximately $70,000 to be financed through capital leases.

As of March 31, 2009, the Company may not have sufficient liquidity and working capital to meet its ongoing operating obligations. Management is continuing its efforts to raise additional capital so that the Company can meet its obligations and sustain operations through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions.  We are in discussions with several potential lenders to refinance both revolving credit facilities (North America and United Kingdom) as well as potential lenders to refinance portions of the term debt of the Company.  However, there can be no assurance that such activities will result in refinancing.

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

Not required.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis, and that this information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the period covered by this Form 10-Q, there have not been any material changes from the risk factors previously disclosed in the “Risk Factors” of our annual report on Form 10-K, for the fiscal year ended December 31, 2008. In addition to the other information set forth in this report, you should carefully consider the factors discussed in our annual report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5.	Other Information.

During the quarter ended March 31, 2009, we made no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCKERYALE, INC.

Date: May 8, 2009	By:	/s/ MARK W. BLODGETT
Mark W. Blodgett
President, Chief Executive Officer and Chairman of the Board

Date: May 8, 2009	By:	/s/ TIMOTHY P. LOSIK
Timothy P. Losik
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1
Amendment, dated as of March 31, 2009, by and among StockerYale, Inc., LV Administrative Services, Inc. and Valens U.S. SPV I, LLC is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 21, 2009 (File No.000-27372).

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