Form 10-Q
period 2009-06-30
STOCKERYALE INC
filed 2009-08-03
CIK 94538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 24, 2009, there were 44,870,932 shares of the registrant’s common stock outstanding.

STOCKERYALE, INC.

INDEX TO FORM 10-Q

Item 1.	Financial Statements.

STOCKERYALE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands except share and per share data
Unaudited

	June 30, 2009	December 31, 2008
Assets

Current assets:

Cash and cash equivalents	$1,165	$1,635

Restricted cash	8	7

Accounts receivable less allowances of $70 at June 30, 2009 and $115 at December 31, 2008	3,425	3,859

Inventories	3,945	3,851
Prepaid expenses and other current assets	476	395
Total current assets	9,019	9,747

Net property, plant and equipment	8,317	8,496

Goodwill	7,138	6,588

Acquired intangible assets, net	1,774	1,963

Other long-term assets	227	648
Total assets	$26,475	$27,442

Liabilities and Stockholders’ Equity
Current liabilities:

Revolving lines of credit	$3,592	$4,118
Current portion of long-term debt, net of unamortized discount of $720 at June 30, 2009 and $856 at December 31, 2008	6,723	3,869
Current portion of capital and financing lease obligations	561	576

Accounts payable	3,603	3,874

Accrued expenses	4,015	2,496
Total current liabilities	18,494	14,933
Long-term debt, net of unamortized discount of $360 at June 30, 2009 and $658 at December 31, 2008	3,809	6,372
Capital and financing lease obligations, net of current portion	3,302	3,372
Warrant liability	146	—
Deferred income taxes, net	364	486
Total liabilities	26,115	25,163

Stockholders’ equity:
Common stock, par value $0.001; 100,000,000 shares authorized; 44,871,081 shares issued and outstanding at June 30, 2009 and 43,464,413 at December 31, 2008	45	43

Paid-in capital	102,621	103,270

Accumulated other comprehensive income	2,367	2,518

Accumulated deficit	(104,673)	(103,552)
Total stockholders’ equity	360	2,279
Total liabilities and stockholders’ equity	$26,475	$27,442

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	In thousands except per share data
Revenue	$6,017	$8,547	$12,336	$16,609
Cost of sales	3,987	5,643	7,916	11,246
Gross profit	2,030	2,904	4,420	5,363
Operating expenses:
Selling expenses	691	920	1,485	2,055
General and administrative	1,335	2,433	2,910	4,194
Research and development	714	827	1,440	1,587
Amortization of intangibles	209	295	405	625
Loss from operations	(919)	(1,571)	(1,820)	(3,098)
Other (income) and expense, net	(1,390)	83	(1,286)	230
Amortization of debt discount and financing costs	708	392	1,173	646
Interest expense	317	303	634	622
Loss from continuing operations before income tax benefit	(554)	(2,349)	(2,341)	(4,596)

Income tax provision / (benefit)	164	(62)	(9)	(122)
Loss from continuing operations	(718)	(2,287)	(2,332)	(4,474)

Income from discontinued operations, net of tax	-	2	7	23
Net loss	$(718)	$(2,285)	$(2,325)	$(4,451)
Basic and diluted net loss per share from continuing operations	$(0.02)	$(0.06)	$(0.05)	$(0.12)
Basic and diluted net income per share from discontinued operations	$0.00	$0.00	$0.00	$0.00
Basic and diluted net loss per share	$(0.02)	$(0.06)	$(0.05)	$(0.12)
Basic and diluted weighted average shares outstanding:	43,693	37,585	43,166	37,156

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands
Unaudited

	Six Months Ended June 30
	2009	2008

Operations
Net loss	$(2,325)	$(4,451)
Income from discontinued operations, net of tax	7	23
Loss from continuing operations	(2,332)	(4,474)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	427	563
Depreciation and amortization	1,323	1,661
Asset Impairment	—	36
Amortization of debt discount and financing costs	1,173	646
Non cash interest expense	136	143
Change in fair value of warrants	(146)	—
Provision for inventories	185	17
Provision for bad debts	(29)	34
Deferred income taxes	(9)	(123)
Other change in assets and liabilities:
Accounts receivable	563	(65)
Inventories	(58)	(246)
Prepaid expenses and other current assets	(56)	(96)
Accounts payable	(302)	354
Accrued expenses	645	(196)
Other assets and liabilities	11	14
Net cash provided by (used in) continuing operations	1,531	(1,732)
Net cash used in discontinued operations	—	(5)
Net cash provided by (used in) operating activities	1,531	(1,737)
Investing
Payments of financing obligation.	(164)	(127)
Purchases of plant and equipment	(356)	(105)
Net cash used in continuing investing activities	(520)	(232)
Net cash provided by discontinued operations	7	28
Net cash used in investing activities	(513)	(204)
Financing
Net proceeds from sale of common stock	12	—
Proceeds from issuance of notes payable	500	500
Borrowings/(Repayments) of revolving credit facilities, net	(377)	1,678
Principal repayment of long-term debt	(600)	(995)
Debt issuance costs	—	(11)
Net cash provided by (used in) financing activities	(465)	1,172
Effect of exchange rate on cash	(1,023)	39
Net change in cash and equivalents.	(470)	(730)
Cash and equivalents, beginning of period	1,635	1,577
Cash and equivalents, end of period	$1,165	$847
Supplemental disclosure of cash flow information
Cash paid for interest	$577	$584
Assets acquired under lease arrangements	$276	$—
Issuance of restricted stock	$—	$114
Issuance of common stock to settle liabilities	$370	$202
Common stock issued with financing	$—	$1,012
Fair value of warrant modifications and issuances (in connection with financing)	$38	$477

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by StockerYale, Inc. (the “Company”) and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (i) the results of operations for the three and six month periods ended June 30, 2009 and 2008, (ii) the financial position at June 30, 2009 and December 31, 2008, and (iii) the cash flows for the six month periods ended June 30, 2009 and 2008. These interim results are not necessarily indicative of results for a full year or any other interim period.

The accompanying consolidated financial statements and notes are condensed as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. These statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis through improved operations and/or additional financing. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the unaudited condensed consolidated financial statements and notes thereto included in the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2009.

The Company took a number of actions during 2008 and the first half of 2009 to improve its operational efficiency and its overall financial performance.  In addition, in response to the general economic slowdown that began in late 2008, management initiated a number of actions to improve cash flow and liquidity recognizing that the economy could negatively impact the future performance of the Company.  These actions include:

•	Customer-driven new product development to provide our customers and potential customers with an array of leading edge products;

•	Reduction in our overall cost structure in a variety of ways including: reduction of work force, salary reductions, improvements in supply chain management and material costs;

•	Improvements in working capital through focused management of inventory and accounts receivable; and

•	Further cost reductions, as necessary and able, in order to improve cash flow.

The Company is considering different ways to raise additional capital including the sale of our equity securities, offerings of debt securities, or borrowings from financial institutions. The Company is in discussions with potential lenders to refinance the North American revolving credit facility as well as potential lenders to refinance portions of its term debt.  However, there can be no assurance that such activities will result in refinancing, and if we were able to refinance our indebtedness, such terms may be less favorable to the Company than the current terms.  The Company has engaged Needham & Company, LLC to assist us in reviewing and evaluating our financial and strategic alternatives.

The Company intends to pursue various options to finance and fund operations, as necessary, through the end of 2009. The Company cannot be sure of the timing or terms of any borrowing arrangements or equity offerings, or that the Company will be able to consummate one or more of these options. If the Company does not achieve these goals in 2009, it would implement contingency plans for additional cost reductions; however, there is a possibility that it would not have adequate capital to sustain our current operations.

The Company’s common stock trades on the OTC Bulletin Board under the ticker symbol “STKR.OB.”

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

(3) RECENT ACCOUNTING PRONOUNCEMENTS

FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." FSP No. FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP No. FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP No. FAS 115-2 and FAS 124-2 on April 1, 2009, which did not have a material effect on its consolidated financial statements.

FSP No. FAS 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP No. FAS 107-1 and APB No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments" which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The Company adopted FSP No. FAS 107-1 and APB No. 28-1 on April 1, 2009, which did not have a material effect on its financial statement disclosures.

EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock

In June 2008, the Emerging Issues Task Force ratified Consensus No. 07-05 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock for periods beginning after December 15, 2008. EITF 07-05 applies to any freestanding financial instrument or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  The Company adopted EITF 07-05 on January 1, 2009 and determined that certain warrants, that are contractually indexed to 2,375,000 shares of Common Stock and that were previously treated as stockholders’ equity under the derivative treatment exemption were no longer eligible for equity treatment.  These warrants have an exercise price of $1.15 and expire in October 2016. Effective January 1, 2009 the fair value of these common stock purchase warrants, which have exercise price reset features, was reclassified from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in October 2006. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $1.2 million to beginning retained earnings and $0.3 million to a long-term warrant liability.  The Company recognized a gain of approximately $145,000 from the change in fair value of these warrants for the six months ended June 30, 2009.

The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and all future changes in the fair value of these warrants will be recognized currently in earnings until the warrants are exercised or expire.

These common stock purchase warrants do not trade in an active securities market, and we estimated the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	June 30, 2009	January 1, 2009
Volatility	104.8%	101.4%
Expected option life	7.3 years	7.8 years
Interest rate (risk free)	3.33%	2.46%
Dividends	$0.0	$0.0

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

FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," ("FSP No. 157-4"). FSP No. FAS 157-4 amends Statement No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP No. FAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted  FSP No. FAS 157-4 on April 1, 2009 which did not have a material effect on its consolidated financial statements.

SFAS No. 157, Defining Fair Value Measurements, and FASB Staff Position 157-2
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, the Company adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year, which was adopted on January 1, 2009. The adoption of SFAS 157 did not have a material effect on our financial position or results of operations. The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, short-term debt, accounts payable and long-term debt. The estimated fair value of these financial instruments approximates their carrying value due to the short-term maturity of certain instruments and the variable interest rates associated with certain instruments, which have the effect of re-pricing such instruments regularly. As of June 30, 2009, the Company estimated the fair value of long term fixed rate debt to be approximately $8,659,000 compared to its carrying value of $7,972,000.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.  Liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

In Thousands
				June 30,
	Level 1	Level 2	Level 3	2009
Fair value of warrants	$-	$146	$-	$146
Total	$-	$146	$-	$146

(4) LOSS PER SHARE

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic and diluted net loss per common share for the three and six months ended June 30, 2009 and 2008, respectively, is calculated by dividing the net loss applicable to common stockholders by the weighted average number of vested shares of common stock outstanding. Common stock equivalents that were outstanding as of June 30, 2009 and 2008, but were considered anti-dilutive securities and excluded from the diluted net income per share calculations, were as presented below:

	June 30,
	2009	2008
Options outstanding	5,384,759	4,338,976
Warrants outstanding	8,522,850	6,712,979
Unvested restricted stock grants	1,145,971	1,862,978
Total potentially dilutive common stock equivalents	15,053,580	12,914,933

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

Warranty Reserves:

Six Months Ended June 30	2009	2008
	In thousands
Balance at December 31	$253	$302
Charges to costs and expenses	33	98
Account write-offs and other deductions	(22)	(73)
Balance at June 30	$264	$327

(7) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead. Inventories are as follows:

	June 30, 2009	December 31, 2008
	In thousands
Finished goods	$952	$931
Work-in-process	460	369
Raw materials	2,533	2,551
Net inventories	$3,945	$3,851

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

The Company estimates the fair value of stock options using the Black-Scholes option pricing model, consistent with the provisions of Statement of Financial Accounting Standards No. 123(R), Share Based Payment, (“SFAS 123(R)”) and the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share Based Payments, (“SAB 107”).

Stock Option Awards

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the Company’s stock, at the time of the award. The average expected option term was estimated at 5 years. The risk-free interest rate is based on U.S. Treasury zero-coupon issues assumed at the date of grant and no dividends were assumed in the calculation. The compensation expense recognized for all equity-based awards is net of estimated forfeitures for the six months ending June 30, 2009 and 2008. Forfeitures are estimated based on the historical trends. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. There were 2,906,996 options granted during the six months ended June 30, 2009. There were 2,046,572 options granted in the six months ended June 30, 2008.

On January 16, 2009, the GNCC adopted a stock option incentive program for 2009. The GNCC adopted a policy of granting performance-based options to purchase shares of the Company’s common stock to various executive officers and key employees. All options shall vest and become exercisable on the date the Company publicizes its earnings press release regarding fiscal 2009 results, if the stated performance goal is met. The Company records the related expense, if any, over the requisite service period, and assesses the probability of attaining the performance goals at each reporting date.  If the performance goals are not met, the options will terminate. Options for a total of 1,865,000 shares of common stock were granted under this performance-based program on January 16, 2009. Management has assessed the likelihood of meeting the performance target, and in its opinion it is unlikely that they will do so.  As a result, management has reversed the stock compensation expense booked during the first quarter of approximately $52,000, during the three months ended June 30, 2009.

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

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The assumptions for grants during the six months ended June 30, 2009 were as follows:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Volatility	101.4%-104.8%	98.88%
Expected option life	6.08 years	5.65 years
Interest rate (risk free)	1.54%-2.86%	2.54%
Dividends	N/A	N/A
Weighted average grant date fair value	$0.12	$0.42

A summary of option activity as of June 30, 2009 and changes during the first six months is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2008	2,987,889	$3.45	4.58	$—
Granted	2,906,996	0.15	—	—
Exercised	—	—	—	—
Cancelled	(510,126)	0.81	—	—
Balance at June 30, 2009	5,384,759	$1.82	7.38	$6
Vested and Exercisable at June 30, 2009	1,925,251	$4.73	3.54	$—

As of June 30, 2009, there was a total unrecognized compensation cost of approximately $202,000 related to non-vested stock options outstanding. The cost is expected to be recognized over the next 1.53 years. There were no options exercised in the six months ended June 30, 2009 and June 30, 2008.

Restricted Share Awards (“RSAs”)

The Company has awarded to a number of employees restricted shares of the Company’s common stock. The RSAs vest in equal annual installments over a period of four years. The fair market value of the RSAs is based on the fair market value per share of the Company’s common stock on the date of grant and is amortized over the vesting period. During the quarter ended June 30, 2009, there were no shares of restricted stock issued and 96,837 shares of restricted stock vested. During the six months ended June 30, 2009, there were no shares of restricted stock issued and 139,584 shares of restricted stock vested.

A summary of the status of the Company’s RSAs as of June 30, 2009 and changes during the first six months is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2008	1,368,394	$1.17
Granted	-	-
Vested	(139,584)	0.92
Cancelled	(82,839)	1.35
Non-vested at June 30, 2009	1,145,971	$1.19

As of June 30, 2009, there was a total unrecognized compensation cost of approximately $885,000, related to non-vested RSAs. The Company expects to recognize the costs over the next 1.80 years.

(9) COMPREHENSIVE LOSS

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	In thousands
Net loss	$(718)	$(2,285)	$(2,325)	$(4,451)
Other comprehensive income (loss):	—	—	—	—
Cumulative translation adjustment	(127)	40	(151)	(56)
Comprehensive loss	$(845)	$(2,245)	$(2,476)	$(4,507)

 (10) GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2009 are as follows:

June 30, 2009
In thousands
Balance at January 1, 2009	$6,588
Effect of exchange rate	550
Balance at June 30, 2009	$7,138

There were no goodwill impairment losses recorded during the three months or six months ended June 30, 2009.

(11) INTANGIBLE ASSETS

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

Gross carrying amounts and accumulated amortization of intangible assets were as follows as of June 30, 2009 for each intangible asset class.

	Gross Carrying Amount	Accumulated Amortization	Carrying Value
		(in thousands)
Acquired patents, patented technology and purchased technology	$3,360	$(3,180)	$180
Trademarks	471	(471)	—
Acquired trade name	500	(166)	334
Acquired customer contracts and relationships	2,030	(1,117)	913
Acquired non-compete agreement	657	(584)	73
Acquired technology design and programs	343	(114)	229
Other	118	(73)	45
Total	$7,479	$(5,705)	$1,774

Gross carrying amounts and accumulated amortization of intangible assets were as follows as of December 31, 2008 for each intangible asset class.

	Gross Carrying Amount	Accumulated Amortization	Carrying Value
		(in thousands)
Acquired patents, patented technology and purchased technology	$3,353	$(3,123)	$230
Trademarks	471	(471)	-
Acquired trade name	438	(118)	320
Acquired customer contracts and relationships	1,779	(796)	983
Acquired non-compete agreement	576	(416)	160
Acquired technology design and programs	301	(82)	219
Other	104	(53)	51
Total	$7,022	$(5,059)	$1,963

Amortization of intangible assets was approximately $209,000 and $295,000 for the three months ended June 30, 2009 and 2008, and approximately $405,000 and $625,000 for the six months ended June 30, 2009 and 2008.

As of June 30, 2009, the estimated future amortization expense of intangible assets, in thousands, is as follows:

	Estimated Future Expense In thousands
	2009	2010	2011	2012	2013	2014 & thereafter
Amortization expense of intangible assets	$380	$486	$347	$194	$194	$173

(12) DEBT

A summary of the Debt Obligations of the Company is as follows:
	June 30,	December 31,
	2009	2008
	In thousands
Acquired note payable to Barclay’s Bank, maturing on November 16, 2009 and having an interest rate of 2.5% above Barclay’s base rate (3.0% at June 30, 2009).	$9	$22

Borrowings under Revolving Credit facility with Barclay’s Bank Sales Financing, due on demand, with an interest rate of 2.65% above Barclay’s base rate (3.15% as of June 30, 2009).	278	710

* Borrowings under line of credit with Laurus Master Fund, Ltd., due on demand, with an interest rate of the prime rate plus 1% (4.25% at June 30, 2009).	3,314	3,159

* Notes Payable to Laurus Master Fund, Ltd. and affiliates maturing on June 30, 2010, with an interest rate of prime plus 2%, and a minimum rate of 8.0% (8.0% at June 30, 2009), net of unamortized discount of $269 at June 30, 2009 and $460 at December 31, 2008.	2,656	2,690

* Note Payable to an affiliate of Laurus Master Fund, Ltd. maturing on June 30, 2010, with an interest rate of 10.5%, net of unamortized discount of $42 at June 30, 2009 and $90 at December 31, 2008.	625	676

Senior Fixed Rate Secured Bond to a private investor with an interest rate of 12%, maturing on July 30, 2011 net of unamortized discount of $147 at June 30, 2009 and $166 at December 31, 2008	2,362	1,028

Senior Fixed Rate Secured Bond payable to a private investor, maturing on October 31, 2011 with an interest rate of 10%, net of unamortized discount of $622 at June 30, 2009 and $798 at December 31, 2008.	2,480	3,674

Bonds payable to the former stockholders of Photonic Products Ltd. maturing on October 31, 2009, with an interest rate of LIBOR plus 1%, (1.67% at June 30, 2009).	2,400	2,400
Sub-total debt	14,124	14,359
Less – lines of credit / revolver	(3,592)	(3,869)
Less—Current portion of long-term debt, net of discount	(6,723)	(4,118)
Total long-term debt	$3,809	$6,372

* See footnote 16 relating to amendments subsequent to June 30, 2009.

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

The outstanding principal under the revolver accrues interest at an annual rate of 1% above the prime rate. The interest rate was 4.25% as of June 30, 2009. The Company may elect to prepay the revolver at any time, in whole or in part, without penalty or premium. All unpaid principal plus accrued but unpaid interest was due and payable on June 28, 2009. On July 28, 2009 Laurus entered into a Waiver and Amendment with the Company, dated as of July 16, 2009, under which Laurus waived any default that may have arisen on or before June 28, 2009 and extended the term of the note until October 15, 2009. (see footnote 16)

On March 31, 2008, Laurus granted the Company the ability to borrow up to $500,000 over the limit defined by qualified receivables and inventory for one year, expiring March 31, 2009. In consideration, the Company issued and sold to Laurus 100,000 shares of its common stock at a per share purchase price of $.01, for an aggregate purchase price of $1,000, and extended the term of all outstanding warrants issued to Laurus for an additional 5 years.  On April 16, 2009, the Company and Laurus entered into an agreement, effective March 31, 2009, to extend the overadvance by amending the note.  The amendment grants a fee, payable in cash, to Laurus of $400,000 on June 30, 2010.    This $400,000 has been expensed over the three month period of the extension.  On July 28, 2009 Laurus entered into a Waiver and Amendment with the Company, dated as of July 16, 2009, under which Laurus waived any default that may have arisen on or before June 28, 2009 and extended the term of the note until October 15, 2009.  (see footnote 16)

At June 30, 2009, $3,314,324 was outstanding under the line of credit, which included the $500,000 overadvance, and was classified as lines of credit/revolver.  The credit line was overdrawn at June 30, 2009 by approximately $121,000, which is due and payable.

At December 31, 2008, $3,159,324 was outstanding under the line of credit, which included the $500,000 over draft, and was classified as lines of credit/revolver. The credit line availability at December 31, 2008 was approximately $235,000.

Term Note Payable:

On December 30, 2005, under the terms of a Securities Purchase Agreement, the Company issued a secured term note in the aggregate principal amount of $4 million to Laurus. The note is collateralized by certain assets of the Company.  On June 19, 2007, the Company and Laurus entered into a Note Amendment Agreement to the December 2005 secured term note. In connection with the amendment, the Company entered into a Securities Purchase Agreement with Laurus under which the Company borrowed $2,318,180 and issued a Secured Term Note to Laurus. The amendment extended the maturity date of the December 30, 2005 note from December 30, 2008 to June 30, 2010. The Company agreed to make monthly payments of principal and interest on the note beginning on July 1, 2007. The Company may elect to prepay the note provided that if such prepayment occurs during the third year of the date of issuance, the Company shall pay a 5% prepayment penalty.

On December 28, 2007, the Company issued amended and restated secured term notes to Laurus and its assignees, PSource Structured Debt Limited (“PSource”) and Valens U.S. SPV I (“Valens”), both affiliates of Laurus. Under the terms of the amended notes the Company borrowed an additional $1.0 million from Valens. The notes amended and restated the secured term notes dated December 30, 2005 and June 19, 2007. The terms of the note issued to Valens are the same as the note issued to Laurus on June 19, 2007. The $1.0 million portion of the Valens note will accrue interest at an annual rate of 10.5%. The monthly principal payments are $108,000.  Laurus, PSource and Valens rights under the notes are secured by a security interest in certain assets of the Company.

On July 31, 2008, the Company signed an agreement with Valens and PSource, to defer the principal payments of the term notes in the amount of $108,333 per month, for the period of August 1, 2008 to October 1, 2008.  The Company continued to make monthly interest payments during this period.

On November 17, 2008, the Company signed an agreement with Valens and PSource, to defer the principal payments of the term notes in the amount of $108,333 per month, for the period of December 1, 2008 to February 1, 2009.  The Company continued to make monthly interest payments during this period.

On July 28, 2009, Laurus, Valens and PSource, entered into a Waiver and Amendment with the Company, dated as of July 16, 2009, under which they deferred the principal payments due during the period commencing on June 1, 2009 through and including October 1, 2009.  All amounts deferred during this period are payable in full on October 15, 2009. (see footnote 16)

At June 30, 2009, $3,591,673 was outstanding under the combined notes, all of which has been classified as short-term debt and reported net of $310,722 of unamortized debt discount.

At December 31, 2008, $3,916,671 was outstanding under the combined notes, which was classified as $1,408,326 short-term debt and $2,508,345 long-term debt and reported net of $550,794 of unamortized debt discount, which was classified as $418,176 short-term and $132,618 long-term.

Private Investor Notes and Bonds

Photonic Products Ltd. Financing

On October 31, 2006, StockerYale (UK) Ltd. issued a 10% Senior Fixed Rate Secured Bond to the Eureka Interactive Fund Ltd. (Eureka) in the original principal amount of $4,750,000. The bond is due on October 31, 2011. StockerYale (UK) Ltd. agreed to make payments of principal and interest over the term; however, during the first twelve months of the term of the bond, only accrued interest will be required to be paid (no payments of principal will be required) and an amount equal to 50% of the original principal sum of $4,750,000 will be paid on October 31, 2011. The outstanding principal on the bond accrues interest at an annual rate of 10%. StockerYale (UK) Ltd. may prepay the bond at any time, in whole or in part, without penalty or premium. The bond is secured by all of the equity interests of Photonic Products Ltd. owned by StockerYale (UK) Ltd. The Company used the net proceeds to make the cash payment for the acquisition of Photonic Products Ltd. The remaining proceeds were used for transaction fees and working capital.

If StockerYale (UK) Ltd. prepays all amounts outstanding under the bond prior to the third anniversary of the date of issuance, then the number of shares of the Company’s common stock purchasable upon exercise of the warrant issued to Eureka shall be changed to 2,137,500 if the bond is repaid in full prior to the third anniversary of the date of issuance.

On August 16, 2007, Eureka agreed to transfer certain promissory notes and the bond described above, as well as all of the unexercised warrants previously issued to Eureka, to a private investor.

On May 27, 2008, the same private investor loaned the company an additional $500,000 payable over the remaining term of the original loan, at the same fixed 10% interest rate.

On October 30, 2008, the private investor agreed to forego principal payments on the combined notes for the months of September 2008 through December 2008.  In consideration, the Company agreed to issue to the private investor an aggregate of 616,743 shares of common stock of the Company.

On January 13, 2009, the private investor agreed to forego six monthly principal payments due under the Bond from January 2009 to June 2009 totaling $370,044, with monthly principal payments resuming on July 1, 2009. In consideration, the Company agreed to issue to the private investor an aggregate of 1,480,176 shares of the common stock of the Company.

On June 9, 2009, the private investor and the Company entered into a Transfer Agreement under which they agreed to transfer $1,000,000 of debt (the “Transfer Amount”) from the Bond to the Senior Fixed Rate Secured Bond described below.

At June 30, 2009, $3,101,881 remained outstanding under the combined note which has been classified as $740,091 short-term debt and $2,361,790 long- term debt and reported net of $622,112 of unamortized debt discount, which has been reported as $311,229 as short-term and $310,883 as long-term.

At December 31, 2008, $4,471,926 remained outstanding under the combined note which was classified as $740,091 short-term debt and $3,731,835 long- term debt and reported net of $798,251 of unamortized debt discount, which was reported as $338,595 as short-term and $459,656 as long-term.

StockerYale Ireland Senior Fixed Rate Secured Bond

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

On June 9, 2009, the same private investor loaned the company an additional $500,000 payable over the remaining term of the original loan, at the same fixed 12% interest rate.  As a part of the agreement, the Company issued to the private investor additional ten-year common stock warrants to purchase 500,000 shares of common stock at an exercise price per share of $0.10. An additional debt discount was recorded in the amount of $38,086 and is being amortized over the remaining life of the note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.86%, an expected life of seven years, an expected volatility of 105.04% and no dividend yield.

Also on June 9, 2009, the Company and private investor entered into a Transfer Agreement under which they agreed to transfer $1,000,000 of debt (the “Transfer Amount”) from the StockerYale UK Bond described above to the Senior Fixed Rate Secured Bond.  Interest accrues and is payable monthly and the amount is payable on July 30, 2011.

At June 30, 2009, $2,508,705 remained outstanding under the bond, which has been classified as $701,238 short-term debt and $1,807,467 long-term debt and reported, net of $146,670 of unamortized debt discount, which has been reported as $97,603 short-term and $49,067 long-term.

At December 31, 2008, $1,193,829 remained outstanding under the bond, which was classified as $403,817 short-term debt and $790,012 long-term debt and reported, net of $165,810 of unamortized debt discount, which was reported as $100,050 short-term and $65,760 long-term.

Barclay’s Bank, PLC

On February 6, 2008, the Company’s Photonic Products subsidiary entered into a Confidential Invoice Discounting Agreement with Barclay’s Bank Sales Financing (“Barclay’s”). Under the Discounting Agreement, a three-year revolving line of credit was established. The Discounting Agreement provides for a revolving line of credit and grants a security interest in and lien upon all of Photonic Products’ trade receivables in favor of Barclay’s.

The facility requires the maintenance of certain covenants. The Company may elect to prepay amounts due under the facility at any time, in whole or in part, upon 3 months notice. If the prepayment amount comes before the end of the ‘Minimum Period of the Agreement’, Barclay’s reserves the right to charge fees in accordance with the terms and conditions of the agreement.  On June 26, 2009, Photonic Products agreed to amend the terms of the Agreement with Barclay’s. Under the amended terms, the maximum amount allowed outstanding under the line of credit is £650,000 ($1,070,000 USD).  The outstanding principal under the note accrues interest at an annual rate of 2.65% above Barclay’s base rate. The interest rate was 3.15% as of June 30, 2009.

The amount outstanding under the facility was approximately $278,000 as of June 30, 2009 and $710,000 as of December 31, 2008, all of which was classified as short term debt under revolving lines of credit.

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

Amounts recorded as income from discontinued operations for the six months ended June 30, 2009 and 2008, primarily resulted from additional cash consideration received under certain notes receivable.

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

During the quarter ended June 30, 2009, the Company recorded $67,000 as non-cash interest expense and $15,000 as a decrease of the lease obligation due to a reduction in the deposit amount left with the landlord of $29,000 during the second quarter of 2009. For the six months ended June 30, 2009, the Company recorded $136,000 as non-cash interest expense and $28,000 as an increase of the lease obligation.

At June 30, 2009, $3,640,000 was recorded on the balance sheet as a financing lease obligation, which was classified as $428,000 short-term obligation and $3,212,000 long-term obligation, and has been reported net of a $100,000 deposit. The net book value of the building at June 30, 2009 was approximately $3,259,000.

At December 31, 2008, $3,669,000 was recorded on the balance sheet as a financing lease obligation, which has been classified as $444,000 short-term obligation and $3,225,000 long-term obligation, and has been reported net of a $157,500 deposit. The net book value of the building at December 31, 2008 was approximately $3,410,000.

Other obligations

The Company’s Canadian subsidiary, StockerYale Canada Inc., conducts research and development, manufacturing, sales and administration from a property located at 275 Kesmark Street, Montreal, Quebec, Canada. StockerYale Canada leases approximately 60,000 square feet of the Montreal property for an initial term of ten years ending December 2015. The rent during the ten-year term ranges from approximately Cdn. $416,031 to Cdn. $469,521 per year plus all operating costs. StockerYale Canada has an option to extend the initial term of the lease for an additional term of five years. StockerYale Canada sub-leases portions of the facility

On June 12, 2008, StockerYale (IRL) Ltd. entered into a lease commitment for its operations in Cork, Ireland.  The lease term began on August 22, 2008 for an initial term of five years with rent and service charges of approximately €102,000 per year.

Photonics Products Ltd. leases approximately 13,000 square feet of space in Hatfield Broad Oak, Hertfordshire, UK. The lease runs for a term of nine years ending September 29, 2013. It also leases approximately 4,000 square feet in Bishops Stortford, UK, through September 2011, which has been sublet.   Photonic Products Ltd. also leases sales offices in Grobenzell, Germany and Huntington Beach, California.

 (15) SEGMENT INFORMATION

SFAS No. 131 (“SFAS 131”), Disclosures about Segments of an Enterprise and Related information, requires financial and supplementary information to be disclosed on an annual and interim basis of each reportable segment of an enterprise. SFAS 131 also establishes standards for related disclosures about product and services, geographic areas and major customers. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision-maker is the Chief Executive Officer. The Company’s accounting policies and method of presentation for segments is consistent with that used throughout the consolidated financial statements.

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

(All amounts in thousands)

	Three Months Ended June 30, 2009				Three Months Ended June 30, 2008
	Lasers	Photonic Products	Optical Components	Total	Lasers	Photonic Products	Optical Components	Total

Net Sales	$3 ,405	$1,795	$817	$6,017	$5,026	$2,714	$807	$8,547
Gross Profit	1,424	382	225	2,030	2,030	677	197	2,904
Operating Loss	(469)	(265)	(186)	(919)	(1,094)	(188)	(289)	(1,571)

	Six months Ended June 30, 2009				Six months Ended June 30, 2008
	Laser	Photonic Products	Optical Components	Total	Lasers	Photonic Products	Optical Components	Total
Net sales	$6,892	$3,659	$1,785	$12,336	$9,141	$5,747	$1,721	$16,609
Gross Profit	2,944	871	605	4,420	3,415	1,464	484	5,363
Operating loss	(1,052)	(467)	(301)	(1,820)	(2,040)	(476)	(582)	(3,098)

	June 30, 2009					December 31, 2008
	Lasers	Photonic Products	Optical Components	Corporate	Total	Lasers	Photonic Products	Optical Components	Corporate	Total
Total current assets	$5,539	$1,759	$568	$1,153	$9,019	$5,532	$2,049	$544	$1,622	$9,747
Property, plant & equipment, net	$2,520	$487	$1,910	$3,400	$8,317	$2,271	$480	$2,167	$3,578	$8,496
Acquired intangible assets, net	$66	$1,594	$114	—	$1,774	$70	$1,735	$158	—	$1,963
Goodwill	$2,677	$4,453	$8	—	$7,138	$2,677	$3,903	$8	—	$6,588
Other long-term assets	$225	$—	$—	$2	$227	$213	$133	$-	$302	$648
Total	$11,027	$8,293	$2,600	$4,555	$26,475	$10,763	$8,300	$2,877	$5,502	$27,442

The Company’s sales by geographic region are denominated in U.S. dollars. These sales are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Sales by region	2009	2008	2009	2008
Domestic – United States	$3,502	$3,915	$6,774	$7,572
Canada	420	511	849	1,078
Europe	1,779	3,033	4,059	5,904
Asia	284	844	471	1,711
Other	32	244	183	344
Total	$6,017	$8,547	$12,336	$16,609

(16) SUBSEQUENT EVENTS

On July 28, 2009, the Company entered into a Waiver and Amendment with Laurus and its affiliates, dated as of July 16, 2009, to amend the line of credit under the Security and Purchase agreement and the Term Note Payable (see footnote 12).  The Waiver and Amendment extends the due date of the line of credit from June 28, 2009 to October 15, 2009 and revises the interest rate on the outstanding balance to 10% per annum.  In addition, the term notes payable are amended to defer principal payments between June 1, 2009 through October 1, 2009 which shall become payable on October 15, 2009 and revises the interest rate on the outstanding balances to 12% per annum.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with our audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 and the unaudited condensed consolidated financial statements and notes thereto included in the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2009.

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

Management took a number of actions during 2008 and the first half of 2009 to improve the Company’s operational efficiency and to improve its overall financial performance.  In addition, in response to the general economic slowdown that began in late 2008, management initiated a number of actions to improve cash flow and liquidity recognizing that the economy could negatively impact the future performance of the Company.  These actions include:

•	Customer-driven new product development to provide our customers and potential customers with an array of leading edge products;

•	Reduction of our overall cost structure in a variety of ways including: reduction of work force, salary reductions, improvements in supply chain management and material costs;

•	Improvements in working capital through focused management of inventory and accounts receivable; and

•	Further cost reductions, as necessary and able, in order to improve cash flow.

We are considering different ways to raise additional capital including the sale of our equity securities, offerings of debt securities, or borrowings from financial institutions. We are in discussions with potential lenders to refinance the North American revolving credit facility as well as potential lenders to refinance portions of the term debt of the Company.  However, there can be no assurance that such activities will result in refinancing.  We have engaged Needham & Company, LLC to assist us in reviewing and evaluating our financial and strategic alternatives.

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

The Company’s common stock trades on the OTC Bulletin Board under the ticker symbol “STKR.OB”.

OPERATING RESULTS OF CALENDAR QUARTERS ENDED JUNE 30, 2009 AND 2008

Net Sales

Net sales were $6.0 million for the three months ended June 30, 2009, a 30% decrease from $8.5 million for the second quarter of 2008. The decrease in sales was mainly due to decreased demand from the laser segment (34%) and Photonic Products segment (35%).  The decrease also includes the negative impact of foreign currency translation of approximately $520,000 of which $354,000 is related to the Photonic Products decrease from the prior year.

Gross Profit

Gross profit was $2.0 million for the three months ended June 30, 2009, compared to $2.9 million for the second quarter of 2008. During the three months ended June 30, 2009, gross margin was 33.7% compared with 34.0% in the second quarter of 2008.  The decline in gross profit results from lower net sales partially offset by lower costs resulting from cost reduction initiatives taken during the past nine months and includes positive impact of foreign currency translation of approximately $251,000 versus the prior year.

Operating Expenses

Operating expenses totaled $2.7 million for the second quarter of 2009, decreasing 34% from $4.1 million for the second quarter of 2008. The decrease in expenses from the prior year was primarily due to acquisition costs for Virtek Vision International, Inc. of $307,000 in 2008, lower costs in 2009 due to cost reduction initiatives of approximately $560,000, and favorable foreign currency impact in 2009 of approximately $400,000.

Operating loss was $0.9 million compared with an operating loss of $1.6 million for the second quarter of 2008. Operating losses decreased due to actions taken to decrease the Company’s cost structure as well as a $0.7 million benefit from favorable foreign currency translations.

Non-Operating Expenses

Other expenses, which are comprised primarily of non-cash debt discount financing costs and foreign currency translation adjustments, resulted in income of $365,000 for the three months ended June 30, 2009, versus expenses of $778,000 in the three months ended June 30, 2008. The benefit arose from translation adjustments due to the weakening of the US dollar against the British Pound (GBP), Euro and the Canadian dollar (CAD) of approximately $1.4 million, a gain of approximately $109,000 from a valuation reduction of the warrant liability, offset by warrant and debt acquisition expenses of approximately $300,000.

Net Loss

Net loss including discontinued operations was $0.7 million or $0.02 per share. This compares to net loss of $2.3 million or $0.06 per share for the second quarter of 2008.

Benefit for Income Taxes

Our historical operating losses raise doubt about our ability to realize the benefits of our deferred tax assets. As a result, we provide a valuation allowance for the net deferred tax assets that may not be realized. We recorded a deferred tax provision of approximately $164,000 in the three months ended June 30, 2009, related to one of our non-U.S. based subsidiaries.  We recorded a deferred tax benefit of approximately $62,000 in the three months ended June 30, 2008, related to the same non-U.S. based subsidiary.

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Net Sales

Net sales were $12.3 million for the six months ended June 30, 2009, a 26% decrease from $16.6 million for the six months ended June 30, 2008. The decrease in sales was mainly due to decreased demand from the laser segment (27%) and the Photonic Products segment (37%).  The decrease also includes the negative impact of foreign currency translation of approximately $1.2 million of which $838,000 is related to the Photonic Products decrease from the prior year.

Gross Profit

Gross profit was $4.4 million for the six months ended June 30, 2009. This represents an 18% decrease from $5.4 million for the first six months of 2008. During the six months ended June 30, 2009, gross margin was 36% compared with 32% in the comparable period of 2008, mainly due to the cost reduction actions taken in late 2008 and during 2009.  In addition, the gross profit was favorably impacted from foreign currency exchange of approximately $640,000.

Operating Expenses

Operating expenses totaled $5.8 million for the six months ended June 30, 2009, versus $7.8 million in the same period of 2008.   The decrease in operating expense was mainly due to actions taken to decrease the Company’s cost structure in 2009, acquisition related expenses of $307,000 related to the Virtek Vision International, Inc. acquisition activities in 2008, and the favorable impact from foreign currency exchange in 2009 of approximately $950,000.

Operating loss was $1.8 million compared with operating losses of $3.1 million for the same period of 2008.

Non-Operating Expenses

Other expenses, which are comprised primarily of non-cash debt discount financing costs and foreign currency translation adjustments, showed an expense of $0.5 million for the six months ended June 30, 2009, versus an expense of $1.5 million during the six months ended June 30, 2008.  The change in expense was mainly from translation adjustments due to the weakening of the US dollar against the British Pound (GBP), Euro and the Canadian dollar (CAD), of approximately $1.3 million, a gain on the valuation of the warrant liability of approximately $145,000, offset by an increase in warrant and debt acquisition expenses of approximately $525,000.

Net Income (Loss)

Net loss including discontinued operations was $2.3 million or $0.5 per share. This compares to net loss of $4.5 million or $0.12 per share for the first six months of 2008.

Provision (Benefit) for Income Taxes

Our historical operating losses raise doubt about our ability to realize the benefits of our deferred tax assets. As a result, we provide a valuation allowance for the net deferred tax assets that may not be realized. We recorded a deferred tax benefit of approximately $9,000 for the six months ended June 30, 2009, related to the same non-U.S. based subsidiary compared to $122,000 for the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance was $1.2 million at June 30, 2009 versus $1.6 million at December 31, 2008 primarily as a result of the principal and interest payments and payments against revolving lines of credit, which were partially offset by a new loan in the amount of $0.5 million from a private investor.

As of June 30, 2009, our net accounts receivable balance was $3.4 million compared to $3.9 million at year end. Our days sales outstanding increased from 50 days at December 31, 2008 to 52 days at June 30, 2009.

Inventories at June 30, 2009 were flat to the $3.9 million at December 31, 2008.

Capital spending for the six months ending June 30, 2009 was $356,000. The Company has no material contingent capital expenditure commitments as of June 30, 2009 but has plans to purchase approximately $139,000 of capital items between July 1, 2009 and December 31, 2009.

As of June 30, 2009, the Company may not have sufficient liquidity and working capital to meet its ongoing operating obligations. In addition, the Company has a significant amount of short term debt obligations payable between July 1, 2009 and December 31, 2009, including approximately $4,200,000 of term debt and approximately $3,600,000 of revolving credit lines.  Management is continuing its efforts to raise additional capital so that the Company can meet its obligations and sustain operations through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions.  We are in discussions with several potential lenders to refinance the North American revolving credit facility as well as potential lenders to refinance portions of the term debt of the Company.  However, there can be no assurance that such activities will result in refinancing, and if we were able to refinance our indebtedness, such terms may be less favorable to the Company than the current terms.

As previously disclosed, on March 27, 2009, the Company entered into the First Amendment to Stock and Warrant Purchase Agreement, dated as of March 23, 2009 (the “Amendment”), with Lewis Opportunity Fund LP (“Lewis”) which extended the closing date of that certain Stock and Warrant Purchase Agreement (the “Purchase Agreement”) to June 30, 2009.  Under the Purchase Agreement, Lewis agreed to purchase from the Company, and the Company agreed to sell to Lewis, 2,000,000 shares of the Company’s common stock at a per share purchase of $0.25, for an aggregate purchase price of $500,000.

The Company did not receive the funds by June 30, 2009, and is evaluating the options for closing the Purchase Agreement.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis, and that this information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended June 30, 2009, we made no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

On July 28, 2009, the Company entered into a Waiver and Amendment (the “Waiver”), dated as of July 16, 2009, with LV Administrative Services, Inc. (“LV”), Valens U.S. SPV I, LLC (“Valens”), Valens Offshore SPV I, Ltd. (“Valens Offshore”), Valens Offshore SPV II, Corp. (“Valens Offshore II”) and PSource Structured Debt Limited (“PSource”, and collectively with LV, Valens, Valens Offshore and Valens Offshore II, the “Creditor Parties”), pursuant to which the Creditor Parties agreed to amend (i) that certain Overadvance Letter, dated March 31, 2008 (the “Overadvance Letter”), by and between the Company and Laurus, (ii) that certain Security and Purchase Agreement, dated as of June 28, 2006 (the “Security Agreement”), by and between the Company and Laurus, (iii) those certain amended and restated secured term notes, dated as of December 28, 2007 (the “Notes”) issued by the Company to Laurus and its assignees and (iv) that certain Secured Non-Convertible Revolving Note, dated as of June 28, 2006 (the “2006 Note”) issued by the Company to Laurus.

As previously disclosed, on June 28, 2006, the Company entered into the Security Agreement with Laurus.  Under the Security Agreement, a 3-year revolving line of credit was established.  The Security Agreement provided for (i) a revolving line of credit not to exceed $4.0 million and (ii) a security interest in and lien upon all of the Company’s assets in favor of Laurus.  Under the Security Agreement, the Company may borrow a total amount at any given time up to $4.0 million, limited to qualifying receivables and inventories. On March 31, 2008, pursuant to the Overadvance Letter, Laurus granted the Company the ability to borrow up to $500,000 over the limit defined by qualified receivables and inventory for one year, expiring March 31, 2009, which was extended to June 28, 2009. On June 28, 2006, the Company issued the 2006 Note in the aggregate principal amount of $4.0 million, to Laurus to evidence the line of credit and the amounts outstanding thereunder. The outstanding principal under the 2006 Note accrued interest at an annual rate of 1% above the prime rate from time to time. All unpaid principal plus accrued but unpaid interest was due and payable on June 28, 2009.

Also, as previously disclosed, on December 28, 2007, the Company issued the Notes to Laurus and its assignees, pursuant to which the Company borrowed an additional $1.0 million from Valens. The Notes amended and restated the secured term notes issued by the Company to Laurus on December 30, 2005 (the “December Note”) and June 19, 2007 (the “June Note”). The terms of the Note issued to Valens (the “Valens Note”) were the same as the June Note, except that the principal amount of the Valens Note consisted of a $1.0 million portion, which was the amount borrowed by the Company from Valens on December 28, 2007, and a $764,684 portion, which was the amount owed to Valens prior to December 28, 2007 under the June Note. The $1.0 million portion of the Valens Note accrued interest at an annual rate of 10.5%. The other Notes amended and restated the December Note and the June Note and reduced the monthly principal payments of the Company by $50,000.  The Notes, other than the $1.0 million portion of the Valens Note, accrued interest at an annual rate of 2% above the prime rate from time to time (but in no event less than 8%).

The Waiver, among other things, (i) extends the Company’s ability to borrow up to $500,000 over the limit defined by qualified receivables and inventory from June 28, 2009 to October 15, 2009, (ii) extends the maturity date of the 2006 Note from June 28, 2009 to October 15, 2009, (iii) increases the interest rate on the 2006 Note to an annual rate of 10%, (iv) defers the payment of the monthly principal amounts due and payable under the Notes for the period commencing on June 1, 2009 through and including October 1, 2009 to October 15, 2009 and (v) increases the interest rate on each of the Notes to an annual rate of 12.0%.

Further, each Creditor Party waived any events of default that may have occurred under the Notes, the 2006 Note or the Overadvance Letter on or before the date of the Waiver that arose due to the Company’s failure to make any payments under the Notes, the 2006 Note or the Overadvance Letter.

The foregoing description is subject to, and qualified in its entirety by, the Waiver filed as an exhibit hereto and incorporated herein by reference.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCKERYALE, INC.

Date: August 3, 2009	By:	/s/ Mark W. Blodgett
Mark W. Blodgett
President, Chief Executive Officer and Chairman of the Board

Date: August 3, 2009	By:	/s/ Timothy P. Losik
Timothy P. Losik
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment to Instrument Constituting Euro 935,000 12% Senior Fixed Rate Secured Bond, dated as of June 9, 2009, by and between Mark Hawtin and StockerYale (IRL) Ltd.

10.2	Common Stock Purchase Warrant, dated as of June 9, 2009, issued by StockerYale, Inc. to Mark Hawtin.

10.3	Transfer Agreement by and among StockerYale (UK) Limited, StockerYale (IRL) Ltd. and Mark Hawtin, dated as of June 9, 2009.

10.4
Waiver and Amendment, dated as of July 16, 2009, by and among LV Administrative Services, Inc., Valens Offshore SPV I, Ltd., Valens U.S. SPV I, LLC, Valens Offshore SPV II, Corp., PSource Structured Debt Limited and StockerYale, Inc.

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