Form 10-Q
period 2009-09-30
STOCKERYALE INC
filed 2009-11-20
CIK 94538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 26, 2009, there were 44,868,432 shares of the registrant’s common stock issued and outstanding.

STOCKERYALE, INC.

INDEX TO FORM 10-Q

Item 1.	Financial Statements.

STOCKERYALE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands except share and per share data
Unaudited

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$1,223	$1,635
Restricted cash	8	7
Accounts receivable less allowances of $14 at September 30, 2009 and $39 at December 31, 2008	1,169	1,673
Inventories	1,415	1,418
Prepaid expenses and other current assets	422	114
Current assets-discontinued operations	4,696	4,900
Total current assets	8,933	9,747
Net property, plant and equipment	3,929	4,241
Goodwill	4,799	4,410
Acquired intangible assets, net	1,391	1,795
Other long-term assets	2	436
Long-term assets-discontinued operations	6,432	6,813
Total assets	$25,486	$27,442
Liabilities and Stockholders’ Equity
Current liabilities:
Revolving lines of credit	$4,018	$3,869
Current portion of long-term debt, net of unamortized discount of $604 at September 30, 2009 and $856 at December 31, 2008	6,934	4,118
Current portion of capital and financing lease obligations	530	563
Accounts payable	2,235	2,829
Accrued expenses	1,715	916
Current liabilities-discontinued operations	3,379	2,638
Total current liabilities	18,811	14,933
Long-term debt, net of unamortized discount of $268 at September 30, 2009 and $658 at December 31, 2008	3,789	6,372
Capital and financing lease obligations, net of current portion	3,224	3,320
Warrant liability	199	—
Deferred income taxes, net	151	486
Long-term liabilities-discontinued operations	43	52
Total liabilities	26,217	25,163

Stockholders’ equity (deficit):
Common stock, par value $0.001; 100,000,000 shares authorized; 44,868,432 shares issued and outstanding at September 30, 2009 and 43,464,413 shares issued and outstanding at December 31, 2008	45	43
Paid-in capital	102,720	103,270
Accumulated other comprehensive income	2,628	2,518
Accumulated deficit	(106,124)	(103,552)
Total stockholders’ equity (deficit)	(731)	2,279
Total liabilities and stockholders’ equity (deficit)	$25,486	$27,442

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008
	In thousands except per share data
Revenue	$2,347	$3,723	$7,801	$11,493
Cost of sales	1,628	2,378	5,588	7,882
Gross profit	719	1,345	2,213	3,611
Operating expenses:
Selling expenses	386	436	1,199	1,498
General and administrative	943	1,953	3,233	5,062
Research and development	155	136	424	388
Amortization of intangibles	198	228	559	809
Loss from operations	(963)	(1,408)	(3,202)	(4,146)
Other (income) and expense, net	412	688	(930)	953
Amortization of debt discount and financing costs	207	1,377	1,382	2,024
Interest expense	47	42	121	115
Loss from continuing operations before income tax benefit	(1,629)	(3,515)	(3,775)	(7,238)
Income tax benefit	(205)	(80)	(214)	(203)
Loss from continuing operations	(1,424)	(3,435)	(3,561)	(7,035)
Income / (loss) from discontinued operations, net of tax	(26)	336	(214)	(514)
Net loss	$(1,450)	$(3,099)	$(3,775)	$(7,549)
Basic and diluted net loss per share from continuing operations	$(0.03)	$(0.09)	$(0.08)	$(0.19)
Basic and diluted net income (loss) per share from discontinued operations	$0.00	$0.01	$(0.01)	$(0.01)
Basic and diluted net loss per share	$(0.03)	$(0.08)	$(0.09)	$(0.20)
Basic and diluted weighted average shares outstanding:	44,109	39,189	43,480	37,834

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
	Nine months Ended
	September 30
	2009	2008
	In thousands

Operations
Net loss	$(3,775)	$(7,549)
Loss from discontinued operations, net of tax	214	514
Loss from continuing operations	(3,561)	(7,035)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	427	732
Depreciation and amortization	970	1,291
Amortization of debt discount and financing costs	1,382	2,024
Non cash interest expense	201	214
Change in fair value of warrants	(92)	—
Provision for inventories	39	28
(Gain) loss on disposal of assets	(32)	103
Provision for bad debts	15	24
Deferred income taxes	(214)	(190)
Other change in assets and liabilities:
Accounts receivable	609	(454)
Inventories	81	147
Prepaid expenses and other current assets	(306)	(115)
Accounts payable	(706)	1,392
Accrued expenses	356	38
Other assets and liabilities	12	13
Net cash used in continuing operations	(819)	(1,788)
Net cash provided by (used in) discontinued operations	1,508	(1,092)
Net cash provided by (used in) operating activities	689	(2,880)
Investing
Proceeds from sale of assets	—	38
Payments of financing obligation	(246)	(191)
Purchases of property, plant and equipment	(36)	(55)
Net cash used in continuing investing activities	(282)	(208)
Net cash used in discontinued operations	(157)	(94)
Net cash used in investing activities	(439)	(302)
Financing
Net proceeds from sale of common stock	12	—
Proceeds from issuance of notes payable	500	1,959
Borrowings of revolving credit facilities, net	78	1,881
Principal repayment of long-term debt	(686)	(1,411)
Debt issuance costs	—	(21)
Restricted cash related to credit facilities	(1)	1
Net cash provided by (used in) continuing financing activities...	(97)	2,409
Net cash used in discontinued operations	(8)	(6)
Net cash provided by (used in) financing activities...	(105)	2,403
Effect of exchange rate on cash	(557)	725
Net change in cash and equivalents	(412)	(54)

Cash and equivalents, beginning of period	1,635	1,577
Cash and equivalents, end of period	$1,223	$1,523
Supplemental disclosure of cash flow information
Cash paid for interest	$137	$123
Assets acquired under lease arrangements	$371	$—
Issuance of restricted stock	$—	$114
Issuance of common stock to settle liabilities	$370	$214
Common stock issued with financing	$—	$1,013
Fair value of warrant modifications and issuances (in connection with financing)	$38	$816

See notes to unaudited condensed consolidated financial statements.

STOCKERYALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by StockerYale, Inc. (the “Company”) and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the results of operations for the three and nine month periods ended September 30, 2009 and 2008; the financial position at September 30, 2009 and December 31, 2008, and the cash flows for the nine month periods ended September 30, 2009 and 2008. These interim results are not necessarily indicative of results for a full year or any other interim period.

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

The Company took a number of actions during 2008 and the first nine months of 2009 to restructure its debt, improve its operational efficiency and its overall financial performance.

On October 13, 2009, the Company and its wholly owned subsidiary, StockerYale Canada, Inc. (“SYC”), sold substantially all North American assets and rights of SYC and the Company's specialty optical fiber product line to Coherent Inc. The sale price consisted of a cash payment of $15,000,000 and the assumption of certain liabilities, including approximately $3,400,000 of accounts payable, accrued expenses and other obligations associated with the sold assets.  Proceeds from the transaction were used to pay off in full all obligations owed to Laurus Master Fund, Ltd. and its related entities (approximately $7,900,000 including fees), fees related to the transaction of approximately $850,000, the settlement of various obligations of approximately $950,000, and for working capital and general corporate purposes for the Company's ongoing and future operations.  The Company expects to record a gain in the fourth quarter relating to the consummated transaction.  In addition, the current and previous financial statements have been restated to present the entities sold as discontinued operations (see Note 15).

The Company will continue to operate its LED systems and Photonic Products businesses, which are based in Ireland and the United Kingdom. In the past, the Company reported three segments: lasers, Photonic Products, and optical components. All of the optical component segment and a portion of the laser segment were sold.

As a result of the Company's reduced debt levels and its focus on two core business segments, management believes that it has adequate capital to sustain current operations.

On October 7, 2009, the Company and its wholly owned subsidiary, StockerYale UK Limited, amended the bonds held by the former shareholders of Photonic Products Ltd. which were originally scheduled to mature on October 31, 2009.  The amendment deferred principal amounts originally due October 31, 2009 to a monthly payment schedule over the period from November 1, 2009 through October 31, 2010 and increased the interest rate.  See footnote (14).

The Company’s common stock trades on the OTC Bulletin Board under the ticker symbol “STKR.OB.”

(2) USE OF ESTIMATES

 The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results in the future could vary from the amounts derived from management’s estimates and assumptions.

(3) RECENT ACCOUNTING PRONOUNCEMENTS

Revenue Recognition.  In October 2009, the Financial Accounting Standards Board (FASB) issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. For the company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The company is currently assessing its implementation of this new guidance, but does not expect a material impact on the Consolidated Financial Statements.

Business Combinations.  In December 2007, the Financial Accounting Standards Board (“FASB”) issued new guidance on business combinations.  This guidance establishes principles and requirements for how the Company:  (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The business combinations guidance also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted the business combination guidance on January 1, 2009 and will only impact the Company if any acquisitions are completed subsequently.

In April 2009, the FASB issued guidance relating to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies.  This pronouncement amends the guidance on business combinations to clarify the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This pronouncement requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with the fair value measurements guidance, if the acquisition-date fair value can be reasonably estimated.  If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with the accounting guidance for contingencies.  This pronouncement became effective for the Company as of January 1, 2009, and the provisions of the pronouncement are applied prospectively to business combinations with an acquisition date on or after the date the guidance became effective.  The adoption of this pronouncement did not have a material impact on the Company’s financial position or results of operations.

Fair Value Measurements and Disclosures.  In April 2009, the FASB issued additional guidance on fair value measurements and disclosures.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions.  The new guidance requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability.  If there has been a significant decrease in activity, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value.  Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced).  If the transaction was orderly, the obtained price can be considered a relevant, observable input for determining fair value.  If the transaction is not orderly, other valuation techniques must be used when estimating fair value.  This guidance, which was applied by the Company prospectively as of June 30, 2009, did not impact the Company’s results of operations, cash flows or financial position.

In August 2009, the FASB issued additional guidance on the fair value measurement of liabilities.  The new guidance provides clarification on the measurement and reporting of a liability in circumstances in which a quoted price in an active market for the identical liability is not available.  This guidance is effective for the reporting period beginning October 1, 2009.

Derivatives and Hedging.  In March 2008, the FASB issued new disclosure requirements for derivative instruments and hedging activities.  The new disclosure requirements will provide users of financial statements with an enhanced understanding of:  (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments.  This statement applies to all entities and all derivative instruments.  This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company adopted this guidance on January 1, 2009 and it did not impact the Company’s results of operations, cash flows or financial position.

 In June 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) which clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception to derivative accounting. The Company adopted this guidance as of January 1, 2009 and it did not have a material impact on the Company’s consolidated financial statements.

Financial Instruments.  In April 2009, the FASB issued guidance to require disclosures about fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required.  This guidance, which was applied by the Company prospectively as of June 30, 2009, did not have a material impact on the Company’s results of operations, cash flows or financial position.

Subsequent Events.  In May 2009, the FASB issued guidance on subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance is based on the same principles as currently exist in auditing standards and was issued by the FASB to include accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB.  The standard addresses the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The Company adopted this guidance during the quarterly period ended June 30, 2009.  For the quarter ended September 30, 2009, the Company evaluated subsequent events through November 19, 2009, which was the date the accompanying financial statements were available to be issued.

(4) LOSS PER SHARE

The Company calculates basic and diluted net loss per common share by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding. Common stock equivalents that were outstanding as of September 30, 2009 and 2008, but were considered anti-dilutive securities and excluded from the diluted net income per share calculations, were as presented below:

	September 30,
	2009	2008
Options outstanding	5,203,159	4,167,189
Warrants outstanding	8,522,850	7,349,383
Unvested restricted stock grants	760,221	1,457,978
Total potentially dilutive common stock equivalents	14,486,230	12,974,550

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

If a contract involves the provision of multiple elements and the elements qualify for separation, total estimated contract revenue is allocated to each element based on the relative fair value of each element provided. The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future. Revenue is then recognized for each element as described above.

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

Warranty Reserves:

	Nine months Ended September 30
	2009	2008
	In thousands
Balance at December 31	$116	$98
Charges to costs and expenses	25	41
Account write-offs and other deductions	(37)	(12)
Balance at September 30	$104	$127

(7) FINANCIAL INSTRUMENTS

The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, short-term debt, accounts payable and long-term debt. The estimated fair value of these financial instruments approximates their carrying value due to the short-term maturity of certain instruments and the variable interest rates associated with certain instruments, which have the effect of re-pricing such instruments regularly. As of September 30, 2009, the Company estimated the fair value of long term fixed rate debt to be approximately $12,033,000 compared to its carrying value of $11,272,000.

(8) FAIR VALUE OF WARRANT LIABILITIES

On October 26, 2006, the Company issued warrants for the purchase of 2,375,000 shares of the Company’s common stock, which have exercise price reset features. These warrants have an exercise price of $1.15 and expire in October 2016. The Company adopted FASB guidance on January 1, 2009 under which certain warrants that were previously treated as stockholders’ equity under the derivative treatment exemption were no longer eligible for equity treatment.  Effective January 1, 2009, the fair value of these common stock purchase warrants was reclassified from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in October 2006. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $1.2 million to beginning retained earnings and $0.3 million to a long-term warrant liability.  The Company recognized a gain of approximately $92,000 from the change in fair value of these warrants for the nine months ended September 30, 2009.

The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and all future changes in the fair value of these warrants will be recognized currently in earnings until the warrants are exercised or expire.

These common stock purchase warrants do not trade in an active securities market, and the Company estimated the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	September 30, 2009	January 1, 2009
Volatility	106.7%	101.4%
Expected option life	7.1 years	7.8 years
Interest rate (risk free)	3.22%	2.46%
Dividends	$0.0	$0.0

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement.  These tiers include:  Level 1, defined as quoted market prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, model-based valuation techniques for which all significant assumptions are observable in the market, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs that are not corroborated by market data.

The warrant liabilities are the Company’s only liabilities measured at fair value on a recurring basis and are summarized as follows (unaudited):

In Thousands

				September 30,
	Level 1	Level 2	Level 3	2009
Fair value of warrants	$-	$199	$-	$199

Total	$-	$199	$-	$199

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

 (9) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead. Inventories are as follows:

	September 30, 2009	December 31, 2008
	In thousands
Finished goods	$220	$198
Work-in-process	44	130
Raw materials	1,151	1,090
Net inventories	$1,415	$1,418

(10) STOCK BASED COMPENSATION PLANS AND STOCK-BASED COMPENSATION EXPENSE

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

Additionally, in the case of incentive stock options, the exercise price may not be less than 100% of the fair market value of the Company’s common stock on the date of grant. However, there is an exception in the case of a grant to an employee who owns or controls more than 10% of the combined voting power of all classes of the Company’s stock or the stock of any parent or subsidiary. In that case, the exercise price shall not be less than 110% of the fair market value on the date of grant. In the case of non-qualified stock options, the exercise price shall not be less than the fair market value of the Company’s common stock on the date of grant, except in the case of a grant to an independent director, in which case the exercise price shall be equal to fair market value determined by reference to market quotations on the date of grant.

The Company estimates the fair value of stock options using the Black-Scholes option pricing model.

Stock Option Awards

The fair value of each option grant is estimated using the Black-Scholes option pricing model at the date of the grant. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the Company’s stock, at the time of the award. The average expected option term was estimated using the simplified method for estimating purposes. The risk-free interest rate is based on U.S. Treasury zero-coupon issues assumed at the date of grant and no dividends were assumed in the calculation. The compensation expense recognized for all equity-based awards is net of estimated forfeitures for the nine months ending September 30, 2009 and 2008. Forfeitures are estimated based on the historical trends. There were 2,906,996 options granted during the nine months ended September 30, 2009. There were 2,046,572 options granted in the nine months ended September 30, 2008.

On January 16, 2009, the GNCC adopted a stock option incentive program for 2009. The GNCC adopted a policy of granting performance-based options to purchase shares of the Company’s common stock to various executive officers and key employees. All options shall vest and become exercisable on the date the Company publicizes its earnings press release regarding fiscal 2009 results, if the stated performance goal is met. The Company records the related expense, if any, over the requisite service period, and assesses the probability of attaining the performance goals at each reporting date.  If the performance goals are not met, the options will terminate. Options for a total of 1,865,000 shares of common stock were granted under this performance-based program on January 16, 2009.  Management has assessed the likelihood of meeting the performance target, and in its opinion it is unlikely that they will do so.  The Company did not incur any stock compensation expense related to this plan in the three or nine month periods ended September 30, 2009.

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

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The assumptions for grants during the nine months ended September 30, 2009 and 2008 were as follows:

	Nine months Ended September 30, 2009	Nine months Ended September 30, 2008
Volatility	101.4%-104.8%	98.88%
Expected option life	6.08 years	5.65 years
Interest rate (risk free)	1.54%-2.86%	2.54%
Dividends	N/A	N/A
Weighted average grant date fair value	$0.12	$0.41

A summary of option activity as of September 30, 2009 and changes during the first nine months of 2009 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2008	2,987,889	$3.45	4.58	$—
Granted	2,906,996	0.15	—	—
Exercised	—	—	—	—
Cancelled	(691,726)	1.73	—	—
Balance at September 30, 2009	5,203,159	$1.88	7.28	$16
Vested and Exercisable at September 30, 2009	1,743,651	$4.77	3.33	$—

As of September 30, 2009, there was a total unrecognized compensation cost related to continuing operations of approximately $141,000 related to non-vested stock options outstanding, excluding performance options. The cost is expected to be recognized over the next 1.48 years. There were no options exercised in the nine months ended September 30, 2009 and September 30, 2008.

Restricted Share Awards (“RSAs”)

The Company has awarded to a number of employees restricted shares of the Company’s common stock. The RSAs vest in equal annual installments over a period of four years. The fair market value of the RSAs is based on the fair market value per share of the Company’s common stock on the date of grant and is expensed over the vesting period. During the quarter ended September 30, 2009, no shares of restricted stock were issued and 522,834 shares of previously issued restricted stock vested. During the nine months ended September 30, 2008, no shares of restricted stock were issued and 600,020 shares of previously issued restricted stock vested.

A summary of the status of the Company’s RSAs as of September 30, 2009 and changes during the first nine months is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2008	1,368,394	$1.17
Granted	-	-
Vested	(522,834)	1.13
Cancelled	(85,339)	1.35
Non-vested at September 30, 2009	760,221	$1.19

As of September 30, 2009, there was a total unrecognized compensation cost related to continuing operations of approximately $541,000 related to non-vested RSAs. The Company expects to recognize the costs over the next 1.53 years.

(11) COMPREHENSIVE LOSS

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The following table summarizes all components of the Company’s comprehensive income (loss).

	Three Months Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008
	In thousands
Net loss	$(1,450)	$(3,099)	$(3,775)	$(7,549)
Other comprehensive income (loss):
Cumulative translation adjustment	261	(186)	110	(242)
Comprehensive loss	$(1,189)	$(3,285)	$(3,665)	$(7,791)

 (12) GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2009 are as follows:

September 30, 2009
In thousands
Balance at January 1, 2009	$4,410
Effect of exchange rate	389
Balance at September 30, 2009	$4,799

There were no goodwill impairment losses recorded during the three months or nine months ended September 30, 2009.

(13) INTANGIBLE ASSETS

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

Gross carrying amounts and accumulated amortization of intangible assets were as follows as of September 30, 2009 for each intangible asset class.

	Gross Carrying Amount	Accumulated Amortization	Carrying Value
		(in thousands)
Acquired patents, patented technology and purchased technology	$3,034	$(2,994)	$40
Trademarks	471	(471)	—
Acquired trade name	500	(166)	334
Acquired customer contracts and relationships	2,030	(1,117)	913
Acquired non-compete agreement	657	(584)	73
Acquired technology design and programs	343	(114)	229
Other	118	(73)	45
Total	$7,021	$(5,630)	$1,391

Gross carrying amounts and accumulated amortization of intangible assets were as follows as of December 31, 2008 for each intangible asset class.

	Gross Carrying Amount	Accumulated Amortization	Carrying Value
		(in thousands)
Acquired patents, patented technology and purchased technology	$3,039	$(2,977)	$62
Trademarks	471	(471)	-
Acquired trade name	438	(118)	320
Acquired customer contracts and relationships	1,779	(796)	983
Acquired non-compete agreement	576	(416)	160
Acquired technology design and programs	301	(82)	219
Other	104	(53)	51
Total	$6,708	$(4,913)	$1,795

Amortization expense from continuing operations of intangible assets was approximately $198,000 and $228,000 for the three months ended September 30, 2009 and 2008, and approximately $559,000 and $809,000 for the nine months ended September 30, 2009 and 2008.

As of September 30, 2009, the estimated future amortization expense of intangible assets, in thousands, is as follows:

	2009	2010	2011	2012	2013	2014 & thereafter
Amortization expense of intangible assets	$132	$400	$334	$186	$186	$153

(14) DEBT

A summary of the Debt Obligations of the Company is as follows:
	September 30,	December 31,
	2009	2008
	In thousands
Acquired note payable to Barclay’s Bank, maturing on November 16, 2009 and having an interest rate of 2.5% above Barclay’s base rate (3.0% at September 30, 2009).	$2	$22

Borrowings under Revolving Credit facility with Barclay’s Bank Sales Financing, due on demand, with an interest rate of 2.65% above Barclay’s base rate (3.15% as of September 30, 2009).	550	710

Borrowings under line of credit with Laurus Master Fund, Ltd., due on demand, with an interest rate of 10% at September 30, 2009.	3,468	3,159

Notes Payable to Laurus Master Fund, Ltd. and affiliates maturing on June 30, 2010, with an interest rate 12% at September 30, 2009, net of unamortized discount of $190 at September 30, 2009 and $460 at December 31, 2008.	2,735	2,690

Note Payable to an affiliate of Laurus Master Fund, Ltd. maturing on June 30, 2010, with an interest rate of 12%, net of unamortized discount of $27 at September 30, 2009 and $90 at December 31, 2008.	640	676

Senior Fixed Rate Secured Bond to a private investor with an interest rate of 12%, maturing on July 30, 2011 net of unamortized discount of $117 at September 30, 2009 and $166 at December 31, 2008	2,383	1,028

Senior Fixed Rate Secured Bond payable to a private investor, maturing on October 31, 2011 with an interest rate of 10%, net of unamortized discount of $539 at September 30, 2009 and $798 at December 31, 2008.	2,563	3,674

Bonds payable to the former stockholders of Photonic Products Ltd. maturing on October 31, 2009, with an interest rate of LIBOR plus 1%, (1.29% at September 30, 2009).	2,400	2,400
Sub-total debt	14,741	14,359
Less – lines of credit / revolver	(4,018)	(3,869)
Less—Current portion of long-term debt, net of discount	(6,934)	(4,118)
Total long-term debt	$3,789	$6,372

Laurus Master Fund

On October 14, 2009, the Company paid in full its obligations to Laurus Master Fund, Ltd. and its affiliates described below. As discussed in Note 1, approximately $7,900,000 of the proceeds from the October 13, 2009 sale were used to repay approximately $7,060,000 ($6,843,000 outstanding as of September 30, 2009) of borrowings under the line of credit and notes payable with Laurus along with $645,000 of related deferred fees and $143,000 of accrued interest on October 14, 2009.

Line of Credit Agreement:

On June 28, 2006, the Company entered into a Security and Purchase Agreement, as amended at various times through October 13, 2009, with Laurus Master Fund, Ltd (“Laurus”), establishing a  three-year revolving line of credit of up to $4 million limited to qualifying receivables and inventories as defined in the agreement. The Security and Purchase Agreement granted a security interest in and lien upon all of the Company’s assets in favor of Laurus. The note could be prepaid at any time without penalty or premium.

On July 28, 2009, the Company entered into a Waiver and Amendment with Laurus and its affiliates, dated as of July 16, 2009, to amend the line of credit under the Security and Purchase agreement and the Term Note Payable.  The Waiver and Amendment extended the due date of the line of credit from June 28, 2009 to October 15, 2009 and revised the interest rate on the outstanding balance to 10% per annum. As discussed above, this obligation was included in the $7,060,000 of borrowings repaid on October 14,2009 from the proceeds of the October 13, 2009 sale.

On April 16, 2009, the Company and Laurus entered into an agreement, effective March 31, 2009, to extend the overadvance by amending the note.  The amendment grants a fee, payable in cash, to Laurus of $400,000 on June 30, 2010.    This $400,000 has been expensed over the three month period of the extension.

At September 30, 2009, $3,468,007 was outstanding under the line of credit, which included a $500,000 overadvance, and was classified as lines of credit/revolver.  The credit line was overdrawn at September 30, 2009 by approximately $382,000, which was due and payable.

At December 31, 2008, $3,159,324 was outstanding under the line of credit, which included a $500,000 overadvance, and was classified as lines of credit/revolver. The credit line availability at December 31, 2008 was approximately $235,000.

Term Note Payable:

On December 30, 2005, under the terms of a Securities Purchase Agreement, as amended at various times through October 13, 2009, the Company issued a secured term note in the aggregate principal amount of $4 million to Laurus. The note was collateralized by certain assets of the Company.
On July 28, 2009, the Company entered into a Waiver and Amendment with Laurus and its affiliates, dated as of July 16, 2009, to amend the line of credit under the Security and Purchase agreement and the Term Note Payable.  The Waiver and Amendment allowed the Company to defer principal payments between June 1, 2009 through October 1, 2009 which was due and payable on October 15, 2009 and revised the interest rate on the outstanding balances to 12% per annum. As discussed above, this obligation was included in the $7,060,000 of borrowings repaid on October 14,2009 from the proceeds of the October 13, 2009 sale.

At September 30, 2009, $3,591,673 was outstanding under the combined notes, all of which has been classified as short-term debt and reported net of $216,102 of unamortized debt discount.

At December 31, 2008, $3,916,671 was outstanding under the combined notes, which was classified as $1,408,326 short-term debt and $2,508,345 long-term debt and reported net of $550,794 of unamortized debt discount, which was classified as $418,176 short-term and $132,618 long-term.

Private Investor Notes and Bonds

Photonic Products Ltd. Financing

On October 31, 2006, StockerYale (UK) Ltd. issued a 10% Senior Fixed Rate Secured Bond, as amended at various times, in the original principal amount of $4,750,000 to Eureka Interactive Fund Limited. The bond is due on October 31, 2011. StockerYale (UK) Ltd. agreed to make payments of principal and interest over the term; however, an amount equal to 50% of the original principal sum of $4,750,000 will be paid on October 31, 2011. The outstanding principal on the bond accrues interest at an annual rate of 10%. StockerYale (UK) Ltd. may prepay the bond at any time, in whole or in part, without penalty or premium. The bond is secured by all of the equity interests of Photonic Products Ltd. owned by StockerYale (UK) Ltd. The Company used the net proceeds to make the cash payment for the acquisition of Photonic Products Ltd. The remaining proceeds were used for transaction fees and working capital.  On August 16, 2007, the Eureka Interactive Fund Limited transferred this bond to a private investor.

At September 30, 2009, $3,101,881 remained outstanding under the combined note which has been classified as $740,091 short-term debt and $2,361,790 long- term debt and reported net of $539,173 of unamortized debt discount, which has been reported as $300,758 as short-term and $238,415 as long-term.  On September 30, 2009, the Company was $158,000 (principal and interest) in arrears.

At December 31, 2008, $4,471,926 remained outstanding under the combined note which was classified as $740,091 short-term debt and $3,731,835 long- term debt and reported net of $798,251 of unamortized debt discount, which was reported as $300,758 as short-term and $238,415 as long-term.

StockerYale Ireland Senior Fixed Rate Secured Bond

On July 24, 2008, StockerYale (IRL) Ltd. issued a three-year 12% Senior Fixed Rate Secured Bond, as amended at various times, to a private investor in the original principal amount of €935,000 ($1,472,905 at July 24, 2008) secured by all of the assets of StockerYale (IRL) Ltd. The bond matures on July 30, 2011. StockerYale (IRL) Ltd. agreed to make payments of principal and interest of approximately €31,000 over the term beginning August 30, 2008. The outstanding principal on the bond accrues interest at an annual rate of 12%. StockerYale (IRL) Ltd. may prepay the bond at any time, in whole or in part, without penalty or premium. The Company used the net proceeds for working capital.

At September 30, 2009, $2,499,840 remained outstanding under the bond, which has been classified as $804,222 short-term debt and $1,695,618 long-term debt and reported, net of $117,104 of unamortized debt discount, which has been reported as $86,846 short-term and $30,258 long-term. On September 30, 2009, the Company was $235,000 (principal and interest) in arrears.

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

The facility requires the maintenance of certain covenants. The Company may elect to prepay amounts due under the facility at any time, in whole or in part, upon 3 months notice. If the prepayment amount comes before the end of the “Minimum Period of the Agreement”, Barclay’s reserves the right to charge fees in accordance with the terms and conditions of the agreement.  On June 26, 2009, Photonic Products agreed to amend the terms of the Agreement with Barclay’s. Under the amended terms, the maximum amount allowed outstanding under the line of credit is £650,000 ($1,070,000 USD).  The outstanding principal under the note accrues interest at an annual rate of 2.65% above Barclay’s base rate. The interest rate was 3.15% as of September 30, 2009.

The amount outstanding under the facility was approximately $550,000 as of September 30, 2009 and $710,000 as of December 31, 2008, all of which was classified as short-term debt under revolving lines of credit.

Photonic Products Ltd.

StockerYale (UK) Ltd., a wholly owned subsidiary of the Company, issued bonds to each of the former stockholders of Photonic Products Ltd. with an aggregate initial principal amount equal to $2,400,000. Under the terms of issuance, the outstanding principal accrued interest at an annual rate of 1% above the LIBOR rate as determined on the first business day of each month. All unpaid principal plus accrued but unpaid interest under the bonds was originally due and payable on October 31, 2009.

On October 7, 2009, the Company and StockerYale (UK) Ltd. entered into a Deed of Variation with the bondholders in which the Company and StockerYale (UK) Ltd. agreed: a) to make principal payments to one of the bondholders  of $120,000 on October 31, 2009 and $120,000 on January 8, 2010 plus monthly payments of simple interest at an annual rate of 7% on the outstanding amounts until paid ; and (b) to make monthly payments to each of the other two bondholders in the aggregate amount of  $47,000 on the last day of each calendar month, beginning on November 30, 2009 and to continue until and including October 31, 2010 plus monthly payments of simple interest at an annual rate of 7% to be made on the last day of each month beginning on November 30, 2009 through November 30, 2010 when a balloon payment of $1,596,000 will be due.

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

As of September 30 2009, and December 31, 2008, $2,400,000 was outstanding under the bonds issued to the former stockholders of Photonic Products Ltd., all of which was classified as current portion of long-term debt.

 (15) DISCONTINUED OPERATIONS

Subsequent to the quarter ended September 30, 2009, on October 13, 2009, the Company and SYC, entered into an agreement and sold substantially all North American assets and rights of SYC and the Company's specialty optical fiber product line to Coherent Inc. The purchase price consisted of a cash payment of $15,000,000 and the assumption of certain liabilities, including approximately $3,400,000 of accounts payable and other obligations associated with the sold assets.  A portion of the cash payment, $750,000, was placed in escrow for a one year period. The assets to be sold or disposed of and liabilities to be transferred and the results of those operations are classified and included in discontinued operations for all periods presented.  Proceeds from the transaction will be used to pay the Laurus debt in the amount of $7,900,000 (including fees), expenses associated with the transaction and settlement of various obligations of $1,800,000.

Revenues from the discontinued operations for the three months ended September 30, 2009 and 2008 were $3.9 million and $4.8 million. The pre-tax loss from discontinued operations for the three months ended September 30, 2009, was approximately $(26,000) and the pre-tax gain for the three months ended September 30, 2008, was approximately $313,000.  All amounts have been reported as net income (loss) from discontinued operations.

Revenues from the discontinued operations for the nine months ended September 30, 2009 and 2008 were $10.8 million and $13.6 million. The pre-tax losses from discontinued operations for the nine months ended September 30, 2009 and 2008 were approximately $214,000 and $515,000.  All amounts have been reported as net loss from discontinued operations.  Interest expense was also allocated to discontinued operations.

The Company allocated interest expense to the discontinued operations.  The Company expects to record a gain on the sale of discontinued operations in the fourth quarter of 2009.

(16) COMMITMENTS AND CONTINGENCIES

Lease obligation treated as financing

On December 30, 2005, the Company closed a sale-leaseback transaction on the Company’s Salem, New Hampshire headquarters with 55 Heritage LLC. The lease agreement grants the Company the option to extend the initial term for a period of five years. Because the transaction did not qualify as a sale for reporting purposes, the net proceeds were classified as a financing lease obligation. This was primarily due to the terms of the lease agreement. Accordingly, the Company continues to carry the value of the building on its balance sheet and record depreciation expense until the criteria to record a sale are met.

During the quarter ended September 30, 2009, the Company recorded $66,000 as non-cash interest expense and $16,000 as a decrease of the lease obligation due to a reduction in the deposit amount left with the landlord of $29,000 during the third quarter of 2009. During the quarter ended September 30, 2008, the Company recorded $70,000 as non-cash interest expense and $7,000 as an increase of the lease obligation due to a reduction in the deposit amount left with the landlord of $47,500 during the third quarter of 2008.  For the nine months ended September 30, 2009, the Company recorded $202,000 as non-cash interest expense and $44,000 as an increase of the lease obligation. For the nine months ended September 30, 2008, the Company recorded $214,000 as non-cash interest expense and $23,000 as an increase of the lease obligation.  At September 30, 2009, $3,625,000 was recorded on the balance sheet as a financing lease obligation, which was classified as $420,375 short-term obligation and $3,204,565 long-term obligation, and has been reported net of a $71,000 deposit. The net book value of the building at September 30, 2009, was approximately $3,183,000.

At December 31, 2008, $3,669,000 was recorded on the balance sheet as a financing lease obligation, which has been classified as $444,000 short-term obligation and $3,225,000 long-term obligation, and has been reported net of a $157,500 deposit. The net book value of the building at December 31, 2008, was approximately $3,410,000.

Simultaneously with the closing of the sale of its North American businesses to Coherent Inc. and subsequent to the quarter end, the Company entered into a lease amendment with respect to the Company's corporate headquarters in Salem, New Hampshire. The amendment provides for the reduction of the square footage leased by the Company, to allow for a direct lease between the landlord and Coherent, and revised rent payments by the Company of $16,949 per month for the remainder of 2009 and $12,712 per month for 2010, with such lease expiring no later than December 31, 2010, subject to the landlord's right to recapture such leased space earlier.

Other obligations

SYC conducted research and development, manufacturing, sales and administration from a property located at 275 Kesmark Street, Montreal, Quebec, Canada. SYC sub-leases portions of the facility to PyroPhotonics Lasers, Inc.

Simultaneously with the closing of the sale of its North American businesses to Coherent and subsequent to quarter end, SYC executed a lease amendment with the landlord.  The Montreal lease amendment shortens the term of the Montreal Lease from having an expiration date of November 31, 2015 to: (a) with respect to space subleased by Coherent from SYC, the date one year from Closing plus the option by Coherent to extend for up to three additional months; and (b) with respect to space being subleased by an existing subtenant of SYC, the date of termination of such sublease. In connection with such amendment, SYC agreed to pay the landlord Cdn $550,000, plus applicable taxes, which includes cash and the forfeiture by SYC of prepaid rent of Cdn $260,000. SYC retains the ultimate obligations under the lease.  In addition, certain restoration costs, if any, are the obligation of SYC.

On June 12, 2008, StockerYale (IRL) Ltd. entered into a lease commitment for its operations in Cork, Ireland.  The lease term began on August 22, 2008, for an initial term of five years with rent and service charges of approximately €102,000 per year.

Photonics Products Ltd. leases approximately 13,000 square feet of space in Hatfield Broad Oak, Hertfordshire, UK. The lease runs for a term of nine years ending September 29, 2013. It also leases approximately 4,000 square feet in Bishops Stortford, UK, through September 2011.   Photonic Products Ltd. also leases sales offices in Grobenzell, Germany and Huntington Beach, California.

 (17) SEGMENT INFORMATION

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

Following the sale to Coherent, the Company operates in two segments: LED’s (light emitting diode systems) and Photonic Products.  In the LED segment, the Company designs and manufactures LED systems for the inspection, machine vision, medical and military markets. The Photonic Products segment distributes laser diodes and designs and manufactures custom laser diodes modules for industrial, commercial and medical applications. The policies relating to segments are the same as the Company’s corporate policies.

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

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	In thousands			In thousands
	LED	Photonic Products	Total	LED	Photonic Products	Total
Net Sales	$795	$1,552	$2,347	$1,390	$2,333	$3,723
Gross Profit	210	509	719	664	681	1,345
Operating Loss	(294)	(670)	(963)	(214)	(1,194)	(1,408)

	Nine months Ended September 30, 2009			Nine months Ended September 30, 2008
	In thousands			In thousands
	LED	Photonic Products	Total	LED	Photonic Products	Total
Net sales	$2,589	$5,212	$7,801	$3,487	$8,006	$11,493
Gross Profit	831	1,382	2,213	1,375	2,236	3,611
Operating loss	(964)	(2,238)	(3,202)	(1,103)	(3,043)	(4,146)

	September 30, 2009				December 31, 2008
	In thousands				In thousands
	LED	Photonic Products	Corporate	Total	LED	Photonic Products	Corporate	Total
Total current assets	$1,152	$1,854	$1,231	$4,237	$1,156	$2,049	$1,642	$4,847
Property, plant & equipment, net	$183	$440	$3,306	$3,929	$189	$480	$3,572	$4,241
Acquired intangible assets, net	$40	$1,351	—	$1,391	$60	$1,735	—	$1,795
Goodwill	$507	$4,292	—	$4,799	$507	$3,903	—	$4,410
Other long-term assets	$—	$—	$2	$222	$—	$133	$303	$436
Total	$1,882	$7,937	$4,539	$14,358	$1,912	$8,300	$5,517	$15,729

The Company’s sales by geographic region are denominated in U.S. dollars. These sales are as follows:

	In Thousands
	Three Months Ended September 30,		Nine months Ended September 30,
Sales by region	2009	2008	2009	2008
Domestic – United States	$838	$1,264	$3,300	$4,281
Canada	-	50	44	201
Europe	1,285	2,070	3,851	5,595
Asia	164	137	393	1,099
Other	60	202	213	317

Total	$2,347	$3,723	$7,801	$11,493

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

The Company is an independent designer and manufacturer of laser diode modules and LED systems for industry-leading original equipment manufacturers (OEMs), as well as a distributor of visible, infrared and blue violet laser diodes. Our products include the Photonic Products brand of laser diode modules, diodes, and StockerYale LED systems for the machine vision, industrial inspection, defense and security, biomedical and medical markets. Our products are sold to over 800 customers, primarily in North America, Europe and the Pacific Rim. We sell directly to, and work with, a group of distributors and machine vision integrators to sell their specialized illumination products.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with our audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

We are a leader in the design, development and manufacturing of low power laser modules.  In addition, we distribute laser diodes for leading diode manufacturers, and develop and manufacture LED systems. Our products serve a wide range of applications and industries including machine vision and industrial inspection, biomedical and medical, defense and security, and other commercial applications. Our advanced technologies are driven by a deep understanding of the needs of our customers and the industries in which they work.

The Company took a number of actions during 2008 and the first nine months of 2009 to restructure its debt, improve its operational efficiency and its overall financial performance.  The Company engaged Needham & Company, LLC to assist it in reviewing and evaluating financial and strategic alternatives, and subsequent to the quarter ended September 30, 2009, we reached an agreement with Coherent to sell substantially all of the North American assets of the Company. The sale price consisted of a cash payment of $15,000,000 and the assumption of certain liabilities, including approximately $3,400,000 of accounts payable and other obligations.  Proceeds from the transaction were used to pay off in full all obligations owed to Laurus and its related entities (approximately $7,900,000 including fees) and for working capital and general corporate purposes for the Company's ongoing and future operations.  The Company expects to record a net gain related to the transaction in the fourth quarter of 2009.

On October 7, 2009, the Company and its wholly owned subsidiary, StockerYale (UK) Limited, amended the bonds held by the former shareholders of Photonic Products Ltd. to amortize and begin principal payments on the bonds that were due and payable October 31, 2009.

The Company will continue to operate its LED systems and Photonic Products businesses, which are based in Ireland and the United Kingdom. In the past, the company reported three segments: lasers, Photonic Products, and optical components.  The optical component segment was sold in its entirety.

The Company’s common stock trades on the OTC Bulletin Board under the ticker symbol “STKR.OB.”

OPERATING RESULTS OF CALENDAR QUARTERS ENDED SEPTEMBER 30, 2009 AND 2008

Net Sales (from continuing operations)

Net sales were $2.3 million for the three months ended September 30, 2009, a 37% decrease from $3.7 million for the third quarter of 2008.  Adjusted for the impact of foreign currency translation, the decrease in sales was 30%.  The decrease in sales was due to decreased demand from the LED segment (46%) and Photonic Products segment (31%).  The decrease also includes the negative impact of foreign currency translation of approximately $252,000 of which $174,000 is related to the decline in the British Pound (“GBP”) from the prior year.

Gross Profit (from continuing operations)

Gross profit was $0.7 million for the three months ended September 30, 2009, compared to $1.3 million for the third quarter of 2008. During the three months ended September 30, 2009, gross margin was 30.6% compared with 36.1% in the third quarter of 2008, principally due to the decrease in sales in our LED segment of approximately 46% and the resulting impact on gross margin in that segment.

Operating Expenses (from continuing operations)

Operating expenses totaled $1.5 million for the third quarter of 2009, decreasing 41% from $2.5 million for the third quarter of 2008. The decrease in expenses from the prior year result from lower costs in 2009 due to cost reduction initiatives of approximately $426,000, one-time expense of acquisition costs of $452,000 in 2008 relating to an acquisition transaction that did not close and a favorable foreign currency impact in 2009 of approximately $122,000.

Operating loss was $1.0 million compared with an operating loss of $1.4 million for the third quarter of 2008. Operating losses decreased primarily due to the $452,000 of expenses relating to an acquisition transaction that did not close in 2008.

Non-Operating Expenses (from continuing operations)

Other expenses, which are comprised primarily of non-cash debt discount and financing costs, resulted in expense of $666,000 for the three months ended September 30, 2009, versus expenses of $2,107,000 in the three months ended September 30, 2008. The decline arose mainly from one-time expenses in 2008 relating to an acquisition transaction that did not close of approximately $961,000, and from translation adjustments due to the weakening of the US dollar against the GBP, and the Euro of approximately $0.6 million.

Discontinued Operations

The net loss from discontinued operations for the three months ended September 30, 2009, was approximately $(26,000) and the net gain for the three months ended September 30, 2008, was approximately $313,000. All amounts have been reported as net gain (loss) from discontinued operations. Interest expense was also allocated to discontinued operations.

Net Loss

Net loss including discontinued operations was $1.5 million or $0.03 per share. This compares to net loss of $3.1 million or $0.08 per share for the third quarter of 2008

Benefit for Income Taxes (from continuing operations)

Our historical operating losses raise doubt about our ability to realize the benefits of our deferred tax assets. As a result, we provide a valuation allowance for the net deferred tax assets that may not be realized. We recorded a deferred tax benefit of approximately $205,000 in the three months ended September 30, 2009, related to one of our non-U.S. based subsidiaries. We recorded a deferred tax benefit of approximately $80,000 in the three months ended September 30, 2008, related to the same non-U.S. based subsidiary, which are considered realizable in that tax jurisdiction.

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Net Sales (from continuing operations)

Net sales were $7.8 million for the nine months ended September 30, 2009, a 32% decrease from $11.5 million for the nine months ended September 30, 2008. Adjusted for the impact of foreign currency translation, the decrease in sales was 20%.  The decrease in sales was due to decreased demand from the LED segment (26%) and the Photonic Products segment (35%).  The decrease also includes the negative impact of foreign currency translation of approximately $1.4 million of which $1.0 million is related to the decline in GBP from the prior year.

Gross Profit (from continuing operations)

Gross profit was $2.2 million for the nine months ended September 30, 2009. This represents a 39% decrease from $3.6 million for the first nine months of 2008. During the nine months ended September 30, 2009, gross margin was 38.4% compared with 31.4% in the comparable period of 2008, principally due to the decrease in sales in our Photonic Products segment of approximately 35% and the resulting impact on gross margin in that segment.   Gross profit was favorably impacted from foreign currency exchange of approximately $89,000.

Operating Expenses (from continuing operations)

Operating expenses totaled $4.9 million for the nine months ended September 30, 2009, versus $6.9 million in the same period of 2008.   The decrease in operating expense was mainly due to actions taken to decrease the Company’s cost structure in 2009, one-time expenses of $784,000 relating to an acquisition transaction that did not close in 2008, and the favorable impact from foreign currency exchange in 2009 of approximately $674,000.

Operating loss was $3.2 million compared with operating losses of $4.1 million for the same period of 2008.

Non-Operating Expenses (from continuing operations)

Other expenses, which are comprised primarily of non-cash debt discount and financing costs, showed an expense of $0.5 million for the nine months ended September 30, 2009, versus an expense of $3.1 million during the nine months ended September 30, 2008.  The change in expense was mainly from one-time expenses in 2008 of approximately $961,000 relating to a acquisition transaction that did not close, a gain due to the weakening of the U.S. dollar against the British Pound (GBP), and the Euro of approximately $2.0 million, a gain on the valuation of the warrant liability of approximately $92,000, offset by an decrease in cost of financing expenses of approximately $642,000.

Discontinued Operations

The net losses from discontinued operations for the nine months ended September 30, 2009 and 2008 were approximately $214,000 and $515,000.  All amounts have been reported as net loss from discontinued operations.  Interest expense was also allocated to discontinued operations.

Net Loss

Net loss including discontinued operations was $3.8 million or $0.09 per share. This compares to net loss of $7.5 million or $0.20 per share for the first nine months of 2008.

Provision Benefit for Income Taxes (from continuing operations)

Our historical operating losses raise doubt about our ability to realize the benefits of our deferred tax assets. As a result, we provide a valuation allowance for the net deferred tax assets that may not be realized. We recorded a deferred tax benefit of approximately $214,000 for the nine months ended September 30, 2009, related to the same non-U.S. based subsidiary compared to $203,000 for the nine months ended September 30, 2008, which are considered realizable in that tax jurisdiction.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance was $1.2 million at September 30, 2009 versus $1.6 million at December 31, 2008.  The reduction was primarily a result of the principal and interest payments and payments against revolving lines of credit, which were partially offset by a new loan in the amount of $0.5 million from a private investor.

As of September 30, 2009, our net accounts receivable balance was $1.2 million compared to $1.7 million at year end. Our days sales outstanding decreased from 47 days at December 31, 2008 to 45 days at September 30, 2009.

Inventories at September 30, 2009 were flat to the $1.4 million at December 31, 2008.

Capital spending for the nine months ending September 30, 2009 was $36,000. The Company has no material contingent capital expenditure commitments as of September 30, 2009 and has no plans to purchase additional capital items between October 1, 2009 and December 31, 2009.

As a result of the sale of substantially all North American assets of the Company on October 13, 2009, the Company’s management believes it has adequate funds to sustain current operations.  Proceeds from the sale amounted to $15,000,000 from which approximately $9,700,000 was used to repay loans, pay expenses associated with the sale, and other settlements and obligations.  In addition, $750,000 of the proceeds is held in escrow for a period of one year from the date of sale. The cash balance was $6.3 million, including $750,000 held in escrow, on October 31, 2009, after the payment of loans, transaction expenses and other obligations.

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

The Company did not receive the funds by September 30, 2009, and is evaluating the options for closing the Purchase Agreement.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements, including derivative instruments that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis, and that this information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other than with respect to the risk factor below, there have been no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2008.  The risks described below, and in our annual report on Form 10-K, are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our purchase and sale agreement with the buyer of our North American assets includes indemnification obligations which may negatively affect our liquidity.  On October 13, 2009, we sold substantially all North American assets of SYC and our specialty optical fiber product line to Coherent Inc.  Pursuant to the purchase and sale agreement, we agreed to indemnify Coherent Inc. for any losses sustained, for any breach of or inaccuracy in any of the representations or warranties we made to Coherent Inc. in the purchase and sale agreement, provided that we are not obligated to indemnify Coherent Inc. for any amount in excess of $15,000,000.  Should any of our representations or warranties prove to be inaccurate, we could be obligated to pay Coherent Inc. up to $15,000,000, which would negatively affect our liquidity and our ability to continue operations.

Item 5.	Other Information.

During the quarter ended September 30, 2009, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCKERYALE, INC.

Date: November 20, 2009	By:	/s/ MARK W. BLODGETT
Mark W. Blodgett
President, Chief Executive Officer and Chairman of the Board

Date: November 20, 2009	By:	/s/ TIMOTHY P. LOSIK
Timothy P. Losik
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1
Deed of Variation, dated October 7, 2009, by and among StockerYale, Inc., StockerYale (UK) Limited, Antony Brian Pope, Johanna Pope and Damon Cookman is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 7, 2009 (File No. 000-27372).

10.2
Purchase and Sale Agreement, dated as of October 13, 2009, by and among StockerYale, Inc., Coherent Inc., and StockerYale Canada, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 13, 2009 (File No. 000-27372).

10.3
Lease Amending Agreement, dated as of October 13, 2009, between StockerYale Canada, Inc. and the Standard Life Assurance Company of Canada is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 13, 2009 (File No. 000-27372).

10.4
First Amendment to Lease, dated as of October 13, 2009, between StockerYale, Inc. and 55 Heritage (Salem) LLC is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated October 13, 2009 (File No. 000-27372).

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